Form 10-Q/A
period 2017-09-30
Genprex, Inc.
filed 2017-12-05
CIK 1595248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 of Genprex, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 27, 2017 (the “Form 10-Q”) is to include Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

1.1(1)	Form of Underwriting Agreement
4.7(1)	Form of Underwriter’s Warrant Agreement
31.1(2)	Certification of Principal Executive Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
31.2(2)	Certification of Principal Financial Officer pursuant to Rule13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32.1(2)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Amendment no. 6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), filed with the Securities and Exchange Commission on October 10, 2017.
(2)
These exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed with the Securities and Exchange Commission on November 27, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: December 5, 2017	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ryan Confer
Ryan Confer
Chief Financial Officer (Principal Financial Officer)