Form 10-K
period 2017-12-31
Genprex, Inc.
filed 2018-04-17
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38244

Genprex, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0772347
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Congress Avenue, Suite 2000
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (512) 370-4081

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer	☐
Non-accelerated filer:	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) cannot be provided because the registrant’s common stock was not traded on any market as of June 30, 2017.

As of April 6, 2018, there were 13,035,004 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, principally under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “should,” “would,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Risk Factors.”

While we believe we have identified material risks, these risks and uncertainties are not exhaustive. Other sections of this Annual Report on Form 10-K describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Except as required by law, we are under no duty to update any of these forward-looking statements to conform our prior statements to actual results or revised expectations, and we do not intend to do so.

Forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funding to develop our current and potential product candidates;
•	the need to obtain regulatory approval of our current and potential product candidates;
•	the success of our clinical trials through all phases of clinical development;
•	compliance with obligations under intellectual property licenses with third parties;
•	any delays in regulatory review and approval of product candidates in clinical development;
•	our ability to commercialize our current and potential product candidates;
•	market acceptance of our current and potential product candidates;
•	competition from existing products or new products that may emerge;
•	potential product liability claims;
•	our dependence on third-party manufacturers to supply or manufacture our products;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability and third parties’ ability to protect intellectual property rights;
•	our ability to adequately support future growth; and
•	our ability to attract and retain key personnel to manage our business effectively.

You should carefully read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

We caution you not to place undue reliance on the forward-looking statements contained in this Annual Report on Form 10-K, which speak only as of the date of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Genprex™ is a clinical stage gene therapy company developing a new approach to treating cancer, based upon our novel proprietary technology platform, including our initial product candidate, Oncoprex™ immunogene therapy, or Oncoprex. Our platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

We hold an exclusive worldwide license from The University of Texas MD Anderson Cancer Center, or MD Anderson, to patents covering the therapeutic use of a series of genes that have been shown in preclinical and clinical research to have cancer fighting properties.

With Oncoprex, we are initially targeting non-small cell lung cancer, or NSCLC. Researchers at MD Anderson have conducted two Phase I clinical trials and are currently conducting an ongoing Phase II clinical trial of Oncoprex in NSCLC. According to the World Health Organization, lung cancer is the leading cause of cancer deaths worldwide, killing more people than breast, colon, kidney, liver, prostate and skin cancers, and is the second most common type of cancer. Each year, there are over 1.8 million new lung cancer cases and 1.6 million deaths from lung cancer worldwide, and in the United States there are over 225,000 new cases and more than 150,000 deaths from lung cancer per year. NSCLC represents 80% of all lung cancers. According to a 2016 American Cancer Society report, the five-year survival rate for Stage IV (metastatic) NSCLC is about 1%, and overall survival for lung cancer has not improved appreciably in the last 25 years. We believe that there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe that Oncoprex may be suitable for a majority of NSCLC patients.

We believe that our platform technologies could allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. Our research and development pipeline, discussed in “Our Pipeline” below, demonstrates our clinical and preclinical progress to date.

Cancer results from genetic mutations. Mutations that lead to cancer are usually present in two major classes of genes: oncogenes, which are involved in functions such as signal transduction and transcription; and tumor suppressor genes, which play a role in governing cell proliferation by regulating transcription. Transduction is the process by which chemical and physical signals are transmitted through cells. Transcription is the process by which a cell’s DNA sequence is copied to make RNA molecules, which then play a role in protein expression. In normal cells, mutations in oncogenes are discovered and targeted for elimination by tumor suppressor genes. In cancer cells, the oncogene mutations may overwhelm the natural tumor suppression processes, or those tumor suppression processes may be impaired or absent. Functional alterations due to mutations in oncogenes or tumor suppressor genes may result in the abnormal and uncontrolled growth patterns characteristic of cancer. These genetic alterations facilitate such malignant growth by affecting signal transduction pathways and transcription, thus inhibiting normal growth signaling in the cell, circumventing the natural process of apoptosis, evading the immune system’s response to cancer, and inducing angiogenesis, which is the formation of new blood vessels that supply cancer cells.

The most common genetic alterations present in NSCLC are in tumor suppressor genes, against which few targeted small molecule drugs have been developed. Each of the two sets of chromosomes in the cell nucleus includes two copies of each gene, called alleles, which may be identical or may show differences. In most situations, tumor suppressor genes require both alleles of a gene to be deleted or inactivated to impair tumor suppression activity and lead to tumor growth. The replacement of just one functional allele may therefore be enough to restore the normal cellular functions of growth regulation and apoptosis.

Among the genetic conditions associated with lung cancer are the overexpression of epidermal growth factor receptors, or EGFRs, and mutations of kinases. Kinases are enzymes that play an important role in signal transduction through the modification of proteins by adding or taking away phosphate groups, a process called (de-)phosphorylation, to change the proteins’ function. When two EGFR transmembrane proteins are brought to proximity on the cell membrane surface, or dimerize, either through a ligand, or binding molecule, that binds to the extracellular receptor, or through some other process, the intracellular protein-kinase domains can autophosphorylate, and activate downstream processes, including cell signaling pathways that can lead to either cell cycle arrest or cell growth and proliferation. EGFRs and kinases can act similarly to a switch that turns “on” and “off” when phosphate groups are either added or taken away. Mutated kinases can have a malfunctioning on/off switch, causing the switch to be stuck in the “on” position or failing to turn the switch “off,” leading to the loss of cell control.

A subset of NSCLC patients (approximately 10% of NSCLC patients of North American and European descent and approximately 30% to 50% of NSCLC patients of Asian descent) carry an EGFR mutation that makes their tumors sensitive to tyrosine kinase inhibitors, or TKIs, such as erlotinib. However, even for these patients, tumor resistance to TKIs frequently develops within two years, resulting in eventual disease progression. Erlotinib generally does not benefit NSCLC patients who do not have this activating EGFR mutation. However, our clinical and preclinical data have shown that the combination of Oncoprex and erlotinib can increase anti-tumor activity even in cancers without the EGFR mutations, as well as in cancers that have become resistant to erlotinib. For this reason, we believe Oncoprex may be suitable for the majority of NSCLC patients.

Cancer can spread when cells’ natural cancer suppression functions are impaired. The tumor suppressor gene called Tumor Suppressor Candidate 2, or TUSC2 (which was formerly known as FUS1) has been shown to affect both cell proliferation and apoptosis. TUSC2 is a pan-kinase inhibitor, which means that it has the ability to inhibit multiple kinase receptors, such as EGFR and platelet-derived growth factor receptor, or PDGFR. TUSC2 is frequently inactivated early in the development of lung cancer, and loss of TUSC2 expression in NSCLC is associated with significantly worse overall survival compared to patients with normal TUSC2 expression. Many types of cancer cells, including approximately 85% of NSCLC cells, lack expression of TUSC2.

Cancer can also spread when the body’s natural immune functions are impaired, including by the cancer cells themselves. PD-1, or Programmed Death-1, is a receptor expressed on the surface of activated T cells, which are part of the body’s immune system. PD-L1, or Programmed Death Ligand-1, is a protein/receptor expressed on the surface of cancer and other cells. The binding of PD-1 to PD-L1 has been speculated to contribute to cancer cells’ ability to evade the body’s immune response. PD-1 and molecules like it are called immune checkpoints, because they can impede the normal immune response, for example by blocking the T cells from attacking the cancer cells. In many cancers, PD-L1 receptors are up-regulated, and substantial research is now being performed in the emerging field of immuno-oncology to discover drugs or antibodies that could block PD-L1 and similar receptors. It is believed that blocking the PD-1/PD-L1 interaction pathway and other similar checkpoints, such as cytotoxic T-lymphocyte-associated protein 4, or CTLA-4, with drugs called checkpoint inhibitors can prevent cancer cells from inactivating T cells.

Our Oncoprex immunogene therapy is designed to interrupt cell signaling pathways that cause replication and proliferation of cancer cells, and to target and kill cancer cells via receptor pathways, and also to stimulate the natural immune responses against cancer. Oncoprex combines features of gene therapy and immunotherapy in that it up-regulates TUSC2 expression in the cell, and also increases the anti-tumor immune cell population and down-regulates PD-L1 receptors, thereby boosting the immune response to cancer.

Oncoprex consists of a TUSC2 gene encapsulated in a positively charged nanovesicle made from lipid molecules with a positive electrical charge. Oncoprex is injected intravenously and can specifically target cancer cells, which generally have a negative electrical charge. Once Oncoprex is taken up into a cancer cell, the TUSC2 gene is expressed into a protein that is capable of restoring certain defective functions arising in the cancer cell. Oncoprex nanovesicles are designed to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Tumor biopsy studies conducted at MD Anderson show that the uptake of TUSC2 in tumor cells after Oncoprex treatment is 10 to 25 times the uptake in normal cells. We believe that Oncoprex, unlike other gene therapies, which either need to be delivered directly into tumors or require cells to be removed from the body, re-engineered and then reinserted into the body, is the first systemic gene therapy to be used for cancer in humans.

Clinical data from the evaluation of 24 patients in our Phase I/II clinical trial, as well as our preclinical data, indicate that Oncoprex can be combined with the widely used anti-cancer drug erlotinib (marketed as Tarceva® by Genentech, Inc.) in humans. Erlotinib is a tyrosine kinase inhibitor, or TKI, which uses a mechanism of action similar to that of pan-kinase inhibitors to block the action of tyrosine kinases, which are a type of kinase involved in many cell functions, including cell signaling, growth and division. In addition, MD Anderson researchers have conducted preclinical studies combining Oncoprex with:

•	the TKI gefitinib (marketed as Iressa® by AstraZeneca Pharmaceuticals) in animals and in human NSCLC cells;
•	MK2206 in animals (MK2206 is an inhibitor of AKT kinases, which affect cell signaling pathways downstream from tyrosine kinases);
•	an anti-PD-1 antibody equivalent to the checkpoint inhibitor nivolumab (marketed as Opdivo® by Bristol-Myers Squibb Company) in animals; and
•	an anti-CTLA4 antibody equivalent to ipilimumab (marketed as Yervoy® by Bristol-Myers Squibb Company) in animals.

The manufacturers of the marketed drugs were not involved in any of our clinical or preclinical studies. In studies involving marketed drugs, the drugs were administered concurrently with Oncoprex without being modified in any way, and the antibodies used in our preclinical studies that did not use the marketed drugs were the non-humanized equivalent to marketed drugs.

Data from these clinical and preclinical studies indicate that combining Oncoprex with these other therapies yields results more favorable than either these therapies or Oncoprex alone, with minimal side effects relative to other lung cancer drugs, thereby potentially making Oncoprex a therapy complementary to these cancer treatments. In addition, based on our clinical and preclinical studies and on preclinical studies conducted by others, we believe that Oncoprex could be combined with other lung cancer drugs that have similar mechanisms of action to the drugs mentioned above, such as pembrolizumab (marketed as Keytruda® by Merck & Co.), nivolumab (marketed as Opdivo® by Bristol-Myers Squibb Company) and atezolizumab (marketed as Tecentriq® by Genentech/Roche). We have not conducted any preclinical or clinical studies combining Oncoprex with pembrolizumab or atezolizumab.

Researchers at MD Anderson have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, that may act as tumor suppressors or have other cancer fighting functions. We hold rights to certain of these genes under license agreements with MD Anderson. Data from preclinical studies performed by others suggest that product candidates that could be derived from our technology platform could be effective against other types of cancer, including breast, head and neck, renal cell (kidney), and soft tissue cancer, as well as NSCLC. Therefore, our platform technologies may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

MD Anderson researchers have completed the first phase of a Phase I/II clinical trial of Oncoprex in combination with erlotinib in patients with Stage IV (metastatic) or recurrent NSCLC that is not potentially curable by radiotherapy or surgery, whether or not they have received prior chemotherapy, and whether or not they have an activating EGFR mutation. The Phase I portion of the trial was a dose-escalating study with primary endpoints of establishing the safety and tolerability of the combination of Oncoprex and erlotinib, and establishing the Maximum Tolerated Dose, or MTD. The secondary endpoint of the Phase I portion of the trial was to assess the toxicity of the combination of Oncoprex with erlotinib. In the Phase I portion of the trial, which began in 2014, 18 subjects were treated, and the MTD was determined to be the highest tested dose: 0.6 mg/kg of Oncoprex administered every 21 days and 150 mg of erlotinib per day. Toxicities were found to compare favorably with those of other lung cancer drugs.

The Phase II portion of the trial is designed to include subjects treated with the combination of Oncoprex and erlotinib at the MTD with the primary goal of measuring the response rate, and secondary endpoints of stable disease, time to progression and overall survival. The response rate for cancer therapies is defined under the Response Evaluation Criteria in Solid Tumors, or RECIST, as Complete Response (CR) + Partial Response (PR); disease control rate is defined under the RECIST criteria as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD)>8weeks.

Enrollment criteria for the second phase of the Phase I/II clinical trial are identical to those in the first phase. The Phase II portion of the trial began in June 2015 and is ongoing at MD Anderson. Of the 39 patients allowed in the protocol for the Phase II portion of the trial, 10 have been enrolled and nine are evaluable for response under the trial protocol, because they have received two or more cycles of treatment. Interim results show that four of the patients had tumor regression and one patient had a Complete Response, or CR under the RECIST criteria. The patient with the CR had disappearance of the lung primary tumor, as well as lung, liver, and lymph node metastases. The median response duration for all patients, which is defined as the median time between when response is first noted to the time when cancer progression is observed, was three months. The response rate for the nine patients evaluated to date was 11% and the disease control rate for the nine patients was 78%.

The response rate and disease control rate to date in the Phase II portion of our Phase I/II clinical trial substantially exceeds the response rate of 7% (with no CRs) and disease control rate of 58% reported for a clinical trial of the TKI afatinib (marketed as Gilotrif® by Boehringer Ingelheim Pharmaceuticals, Inc.) in a study referred to as the LUX-Lung 1 clinical trial. A total of 585 patients were enrolled in that Phase IIB/III clinical trial, whose primary endpoint was overall survival and whose secondary endpoints were progression-free survival, RECIST response, quality of life and safety. The LUX-Lung 1 clinical trial was a randomized, double blinded Phase IIB/III clinical trial treating subjects with Stage IIIB or IV adenocarcinoma, a type of NSCLC. The Phase II portion of our Phase I/II trial is not blinded, and is designed to treat NSCLC subjects regardless of EGFR status.

Preliminary analysis of the early data from the Phase II portion of our Phase I/II trial supports our belief that Oncoprex may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need, and may provide pathways for accelerated approval by the US Food and Drug Administration, or FDA. As a result of these initial findings, in April 2016, we suspended enrollment of new patients in the Phase II portion of the trial to collect additional trial data and have it analyzed in order to seek FDA guidance as to whether the protocol for this clinical trial could be modified to expand enrollment and also to divide the patients into cohorts with a view toward seeking accelerated approval in one or more of these cohort populations. We have completed the collection and analysis of the additional preliminary data and expect to present our findings to the FDA within the next several months. Although this clinical trial is currently closed to new patient enrollment, it is not terminated, and is considered “ongoing” because activities such as patient follow-up and further data collection and analysis continue.

If we reach an agreement with the FDA regarding expanded patient enrollment and defined patient cohorts, we plan to amend the trial protocol accordingly and proceed with the amended protocol at MD Anderson and several additional clinical trial sites. Amendments to the Phase II clinical trial protocol will require approval of the Investigational Review Board, or IRB, of each site where the amended trial is conducted. If we do not reach an agreement with the FDA on these changes, then we plan to reopen enrollment in the current version of the Phase II portion of the trial at MD Anderson and at additional clinical trial sites. In that event, we will need to provide MD Anderson with plans and funding to move ahead with the trial. Whether under the original protocol or a revised protocol, we intend to use a portion of the proceeds of the recently completed initial public offering of our common stock to add additional clinical trial sites.

In 2012, MD Anderson researchers completed a Phase I clinical trial of Oncoprex as a monotherapy. The primary objective of this Phase I trial was to assess the toxicity of Oncoprex administered intravenously and to determine the MTD and recommended Phase II dose of Oncoprex alone. Secondary objectives were to assess the expression of TUSC2 following intravenous delivery of Oncoprex in tumor biopsies and also to assess the anticancer activity of Oncoprex. This trial demonstrated that Oncoprex was well tolerated and established the MTD and the therapeutic dosage for Oncoprex at 0.06 mg/kg administered every 21 days. Although this trial was not designed to show changes in outcomes, a halt in cancer growth was observed in a number of patients, and tumor regressions occurred in primary lung tumors and metastatic cancers in the liver, pancreas, and lymph nodes. In addition, pre- and post-treatment patient biopsies demonstrated that intravenous Oncoprex selectively and preferentially targeted patients’ cancer cells, and suggested that clinical anti-cancer activity was mediated by TUSC2.

We believe that Oncoprex’ combination of pan-kinase inhibition, direct induction of apoptosis, anti-cancer immune modulation and complementary action with targeted drugs and immunotherapies is unique, and positions Oncoprex to provide treatment for patients with NSCLC and possibly other cancers, who are not benefitting from currently offered therapies.

Our Oncoprex immunogene therapy technology was discovered through a lung cancer research consortium from MD Anderson and The University of Texas Southwestern Medical Center, or UTSWMC, along with the National Cancer Institute, or NCI. The TUSC2 discovery teams included Jack A. Roth, MD, FACS, chairman of our Scientific and Medical Advisory Board. We have assembled a team of experts in clinical and translational research, including laboratory scientists, medical oncologists and biostatisticians, to pursue the development and commercialization of Oncoprex and other potential product candidates.

Our technology discoveries and research and development programs have been the subjects of numerous peer-reviewed publications and have been supported by Small Business Innovation Research, or SBIR, grants and grants from the National Institutes of Health, the United States Department of Treasury, and the State of Texas. We hold a worldwide, exclusive license from MD Anderson to patents covering the therapeutic use of TUSC2 and other genes that have been shown to have cancer fighting properties, as well as a number of related technologies, including 30 issued patents, and two pending patent applications.

Our Pipeline

We are developing Oncoprex, our lead product candidate, to be administered with erlotinib for NSCLC. We are also conducting preclinical research with the goal of developing Oncoprex to be administered with immunotherapies in NSCLC. In addition, we have conducted research into other tumor suppressor genes associated with chromosome 3p21.3. Our research and development pipeline is shown below:

Our Strategy

We intend to develop and commercialize treatments for cancer based on our proprietary gene therapy platform, alone or in combination with other cancer therapies. Key elements of our strategy include:

•

Conduct Ongoing and New Clinical Trials. We plan to continue clinical trials of Oncoprex immunogene therapy in combination with erlotinib for treatment of NSCLC, while exploring pathways to accelerated Food and Drug Administration, or FDA, approval of this combination in subpopulations of NSCLC patients for whom there is currently no approved therapy. We also plan to pursue a clinical trial of the combination of Oncoprex with anti-PD-1 immunotherapy. We may also pursue additional clinical trials of the combination of Oncoprex plus an immunotherapy called CTLA-4 immunotherapy, as well as possible multi-drug combinations of Oncoprex with additional targeted therapies and immunotherapies.

•

Investigate the Effectiveness of Oncoprex in Other Cancers. We may also explore the combination of Oncoprex and erlotinib in other cancers such as soft tissue, kidney, head and neck, and/or breast cancer, and we may pursue development of additional proprietary genes alone or in combination with EGFR TKIs such as erlotinib and/or with immunotherapies.

•	Prepare to Commercialize Oncoprex. We plan to continue to develop the manufacturing, process development and other capabilities needed to commercialize Oncoprex.
•

Pursue Strategic Partnerships. As we gather additional clinical data, we plan to pursue strategic partnerships with other developers and providers of anti-cancer drugs to investigate possible therapeutic combinations of Oncoprex with drugs manufactured by others, to accelerate the development of our current and potential product candidates through co-development and to increase the commercial opportunities for our current and potential product candidates.

•	Develop Our Platform Technology. We plan to investigate the applicability of our platform technology with additional anti-cancer drugs.

Current Treatment of Cancer

Chemotherapy is the standard treatment for the majority of NSCLC patients, as it is for many cancer patients. Because it is a systemic, rather than a targeted, approach to treating cancer, chemotherapy also kills healthy cells and has a number of other side effects.

A subset of NSCLC patients carry one or both of two EGFR mutations, referred to as exon 19 deletion and exon 21 substitution, which make their tumors sensitive to TKIs. Because EGFR is frequently overexpressed in lung tumors, it has become a favored therapeutic target for pharmaceutical companies. Several pharmacological and biological approaches, including TKIs, have been developed specifically to block activated EGFR for cancer therapy. The class of drugs functioning as protein kinase inhibitors, or KIs, comprises the majority of targeted therapies for lung cancer, accounting for most sales and use. Of the KIs, the TKI drugs are the most common, with drugs targeting EGFR kinases leading the sector growth. Several EGFR TKI therapies are marketed commercially including market leader erlotinib, gefitinib, afatinib and osimertinib.

A leading small molecule EGFR TKI is erlotinib, which is approved in the U.S and Europe as a first-line therapy in metastatic NSCLC patients with an activating EGFR mutation. Erlotinib was previously approved as a second-line treatment in patients with metastatic NSCLC after failure of at least one prior chemotherapy regimen. Erlotinib has been used to treat more than 400,000 lung cancer patients.

However, while erlotinib is most effective in patients who have an activating EGFR mutation and are therefore described as “EGFR positive,” it is significantly less effective in overall NSCLC populations and is generally not effective in patients without an activating EGFR mutation. Approximately 10% of NSCLC patients of North American and European descent and approximately 30% to 50% of NSCLC patients of Asian descent have the activating EGFR mutations. This means that the majority of NSCLC patients do not have activating EGFR mutations and are therefore “EGFR negative” and not optimal candidates for erlotinib and other TKIs.

In addition, even among those patients who are EGFR positive and benefit from erlotinib therapy, most eventually become resistant to and ultimately no longer respond to erlotinib therapy, resulting in eventual disease progression. Furthermore, clinical trials have shown that combining EGFR TKIs with conventional chemotherapy does not increase survival for lung cancer patients.

While next generation TKIs show promise in targeting resistant EGFR positive tumors that carry a mutation known as T790M, only about one-half of EGFR positive patients (5% to 7.5% of all NSCLC patients of North American and European descent and 15% to 25% of NSCLC patients of Asian descent) carry the T790M mutation. This leaves a significant majority of NSCLC  patients—those who are EGFR negative and those who are EGFR positive but have become resistant to erlotinib and do not have the T790M mutation—without a targeted therapy for their cancer.

Our clinical and preclinical data indicate that the combination of our lead product candidate, Oncoprex, with erlotinib and other EGFR TKIs may increase anti-tumor activity in cancers with or without the EGFR mutations and in cancers that have become resistant to erlotinib therapy, thus expanding the number of patients who could benefit from those drugs.

TUSC2, the Active Agent in Oncoprex

TUSC2, which is the active agent in Oncoprex, is a multifunctional gene that plays a vital role in cancer suppression and normal cell regulation. Key TUSC2 anti-cancer mechanisms of action include the inactivation of multiple oncogenic kinases, the induction of apoptosis, the control of cell signaling and inflammation, and modulation of the immune system to fight cancer. Oncoprex has also been shown to block mechanisms that create drug resistance. Our data indicate that Oncoprex in combination with both EGFR TKIs and with immunotherapies achieve results more favorable than results achieved with either Oncoprex or such other therapies alone, and may make those drugs effective for patients who would not otherwise benefit from them.

Normal TUSC2 function is inactivated at the early onset of cancer development, making TUSC2 a potential target for all stages of cancer, including metastatic disease. The TUSC2 protein is reduced or absent in approximately 85% of lung cancers. In patients with NSCLC, the loss of TUSC2 expression has been associated with significantly worse overall survival than when TUSC2 expression is not impaired.

Studies show TUSC2 protein functions as a key mediator in the Apaf1-mediated mitochondrial apoptosis pathway by recruiting and directing cytoplasmic Apaf1 protein to a critical cellular location and activating it in situ and by up-regulating activity of other proapoptotic effectors. Normal TUSC2 function mediates apoptosis in cancer cells through interaction with Apaf1 and down-regulates multiple tyrosine kinases including EGFR, AKT, PDGFR, c-Kit, and c-Abl. TUSC2 mediates apoptosis in cancer cells but not normal cells through its interaction with Apaf1 and down-regulates tyrosine kinases including EGFR, PDGFR, c-Kit, and c-Abl.

In normal cells, the proteins involved in the PI3K/AKT pathway (also called the mTOR pathway), in which PI3K, a kinase, generates messenger molecules required to translocate AKT, another protein kinase, to the cell’s plasma membrane where it is phosphorylated and activated, play an important role in cellular function and cellular trafficking. These proteins are often found to be aberrantly active in cancers, causing cells to lose their ability to control cell growth, proliferation, and differentiation. Thus, mutations in PI3K (overexpression) and its upstream receptors, EGFR, have been associated with many forms of cancers.

Similarly, proteins in the Ras/MAPK pathway, which is a signal transduction pathway that transduces signals to the cell nucleus where specific genes are activated for cell growth, division and differentiation, play a critical role in cellular responses to various stress stimuli, including osmotic stress, DNA damage, and proinflammatory factors. As shown in the figures below, the TUSC2 protein, a potent pan-kinase inhibitor, blocks multiple cell signaling pathways downstream of the receptor (EGFR in the figures), leading to cell cycle interruption and thereby preventing cancer cell proliferation and survival.

Additionally, under stress conditions, such as oncogenic stress, cells go through a regulated process of programmed cell death, or cellular suicide, called apoptosis, in order to control cell development and replication. The TUSC2 protein interacts via various apoptotic signaling pathways to stimulate programmed cell death via the release of caspases, enzymes that play a significant role in apoptosis.

Pan-Kinase Inhibition by TUSC2

Stimulation of Apoptotic Signaling by TUSC2

Cancer and the Immune Response

When functioning normally, the body’s immune system recognizes and destroys cancer cells, as well as other mutated cells and foreign bodies. As cancer develops over time, some mutations in cancer cells enable them to inhibit immune mechanisms, thus allowing the cancer cells to escape detection and destruction by the immune system and leading to the cancer’s “immune tolerance.” Therapies are being developed to allow patients to overcome this immune tolerance, some by stimulating the natural immune response and others by removing the inhibitions on the immune response created by the cancer. For example, PD-1 is a protein found on certain types of T cells, which are part of the immune system. Because PD-1 prevents T cells from attacking other cells, including in some cases cancer cells, inhibiting PD-L1 receptors, a process called PD-1 checkpoint inhibition, can facilitate the immune response to cancer.

In addition to its pro-apoptotic cytotoxicity and tyrosine kinase inhibitory activity, TUSC2 enhances the immune response to cancer. Data from preclinical studies at MD Anderson have shown a therapeutic benefit from the combination of TUSC2 and anti-PD-1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, natural killer, or NK, cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 receptors on the surface of cancer cells.

NK cells, an important part of the innate immune system, have developed several mechanisms to distinguish healthy cells from target cells. These mechanisms allow NK cells to kill cells that are deemed dangerous to the host, including cancer cells. However, one of the consequences of malignant transformation is the ability of the cancer cell to evade the immune system. Cancer cells do so via the up-regulation and interplay of receptors, including checkpoint inhibitors such as PD-1 and PD-L1.

As shown in the illustration below, TUSC2 has been found to stimulate the release of interleukin-15, or IL-15, resulting in up-regulation of mature NK cells that circulate and target cancer cells.

Modulation by TUSC2 of the Immune Response to Cancer

The Genprex Platform and Oncoprex

Genprex is developing a novel approach to cancer treatment, based on our immunogene therapy platform, which is designed to deliver any of a number of cancer fighting tumor-suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. The Genprex platform consists of anti-cancer genes encapsulated in nanovesicles that can be delivered intravenously.

Our lead product candidate, Oncoprex, is the TUSC2 gene, as the active anti-cancer agent, encapsulated into nanovesicles made from fat molecules with a positive electrical charge formulated for intravenous administration. In our ongoing Phase II clinical trial Oncoprex is injected intravenously approximately every 21 days for as long as the patient continues to benefit, which is defined as tumor size stabilization or shrinkage.

Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for programmed cell death, or apoptosis, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

Oncoprex is a pan-kinase inhibitor shown to simultaneously inhibit the EGFR and AKT oncogenic kinase pathways in vitro and in vivo. Once the cancer cell takes up the nanovesicle containing TUSC2, it is reprogrammed to die. Resistance to targeted drugs and checkpoint inhibitors develop through activation of alternate bypass pathways. For example, when PD-1 is blocked, the TIM-3 checkpoint is up-regulated. We believe that Oncoprex’ multimodal activity will block emerging bypass pathways, reducing the probability that drug resistance develops.

Our cancer gene therapy platform and its delivery system are highly targeted. While the TUSC2 gene induces apoptosis in cancer cells which have low or absent TUSC2 expression, TUSC2 delivered by nanovesicles to normal cells is not toxic. Moreover, the nanovesicles are taken up by tumor cells after Oncoprex treatment at 10 to 25 times the rate at which they are taken up by normal cells, because of selective endocytosis, or enveloping by the cell, of the nanovesicle lipid formulation and the enhanced permeability and retention, or EPR, characteristics of tumor vasculature, without the need for external ligands, or binding molecules. Pre- and posttreatment biopsies following intravenous injection of Oncoprex in a phase 1 clinical trial showed robust TUSC2 protein expression in cancer cells at both primary and metastatic tumor sites.

Our preclinical and clinical data indicate that Oncoprex is well tolerated and may be effective alone or in combination with targeted small molecule therapies, thereby facilitating the action of both drugs, allowing use in expanded populations of patients who may benefit from advanced therapy regimens.

Data have shown that when Oncoprex is combined with EGFR TKI therapy, such as erlotinib, in EGFR mutated resistant cancers, the combination therapy overcomes intrinsic and acquired therapeutic resistance by simultaneously inactivating the EGFR and the AKT signaling pathways to restore apoptotic signaling. Overcoming EGFR resistance in a clinical setting could provide a path for approval of Oncoprex for patients who do not have an activating EGFR mutation (90% of patients of American and European descent and 50% to 70% of those of Asian descent) and/or for patients who have an activating EGFR mutation but who have become resistant to erlotinib.

Clinical and preclinical data indicate that Oncoprex, when combined with EGFR TKIs such as erlotinib and gefitinib, provides a synergistic effect that could also benefit the larger population of NSCLC patients who are EGFR negative (which means they are not expected to benefit from EGFR TKI drugs alone). Further, our data show that Oncoprex may re-sensitize EGFR positive patients who become resistant to, and therefore no longer benefit from, EGFR TKIs alone. Thus, Oncoprex may both significantly expand the benefit of EGFR TKIs to the majority of patients (90% of those of American and European descent and 50% to 70% of those of Asian descent) who do not have EGFR activating mutations and would therefore not otherwise be expected to benefit from EGFR TKI drugs, and also extend the usefulness and benefit of EGFR TKIs for the population of NSCLC patients who are EGFR positive, but who do not have the T790 mutation and who have become refractory to erlotinib, for whom there is currently no well-accepted standard treatment other than chemotherapy.

Many currently approved cancer therapeutics target only single molecules or a single specific genetic abnormality related to driving the proliferation and survival of cancer cells. In contrast, Oncoprex works by targeting several molecules within the cancer cell to interrupt cell signaling pathways that cause replication and proliferation of cancer cells, to target and kill cancer cells, to block mechanisms that create drug resistance and to stimulate the natural immune response. Moreover, clinical and preclinical data show that Oncoprex works with other cancer drugs or their non-humanized equivalents, to produce more effective anti-cancer effects than either produces alone. In conjunction with these other drugs and equivalents, Oncoprex has been shown to mediate an anti-tumor response through up-regulation of NK cells, CD8+ T cells, and down-regulation of regulatory T cells, or Tregs, and PD-L1 receptors, activate alternative immune mechanisms with the potential to complement checkpoint inhibitors. Published data indicate that effectiveness of these kinase inhibitors and immunotherapy drugs is enhanced when they are combined with Oncoprex.

Delivery System

The Genprex immunogene therapy platform consists of anti-cancer genes encapsulated in nanovesicles delivered intravenously. The Oncoprex TUSC2 gene is encapsulated in a positively charged nanovesicle that binds to actively replicating (and therefore negatively charged) cancer cells, and then enters the cancer cell through selective endocytosis. These nanoscale vesicles differ significantly from liposomes historically used for drug delivery in that they are true particles encapsulating the therapeutic payload within a bilamellar lipid coat. Our collaborators at MD Anderson have optimized the characteristics of lipids including N-(1-(2,3-Dioleoyloxy)propyl)-N,N,N-trimethylammonium methyl sulfate, or DOTAP:cholesterol and a DNA plasmid expressing the TUSC2 tumor suppressor gene which form a spherical particle with a hollow center, nanoscale in size, which encapsulates the TUSC2 gene for delivery as Oncoprex.

Operation of the Oncoprex TUSC2 Nanovesicle Delivery System

The particle size is small enough to allow Oncoprex to cross tight barriers in the lung, but large enough to avoid accumulation or clearance in the liver, spleen and kidney. The cationic (positive) charge of the nanovesicle targets cancer cells, and direct nanovesicle fusion avoids target cell endocytosis. A Phase I clinical trial showed that intravenous Oncoprex therapy selectively and preferentially targeted primary and metastatic tumor cells, resulting in anticancer activity. The nanovesicles are non-immunogenic, allowing repetitive therapeutic dosing and providing extended half-life in the circulation.

We believe that the nanovesicles used in Oncoprex are applicable to delivery of a range of therapeutic and prophylactic plasmid DNAs and RNA interference constructs. The nanovesicle manufacturing methods we and our collaborators have developed have been optimized and we believe they may be useful for a wide array of disease treatments. Clinical outcomes demonstrated that the delivery system used in Oncoprex is well tolerated in humans and can deliver high therapeutic doses. The nanovesicle delivery system and safety database may be attractive to drug developers because it overcomes historical technological boundaries with lipid-based delivery systems.

Platform Technologies

We hold an exclusive worldwide license to patents covering the therapeutic use of a series of genes in the 3p21.3 region of the human chromosome, including TUSC2, that have been shown in preclinical and clinical research to have cancer fighting properties. While we are initially targeting NSCLC, data from preclinical studies conducted by others indicate that product candidates derived from our immunogene therapy platform may also be effective with respect to other types of cancer, including soft tissue, kidney, head and neck, and breast cancer. Preclinical and clinical data also indicate that our current and potential product candidates are complementary to other successful cancer drugs. Therefore, our platform technologies may allow delivery of any of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. In addition, we plan to investigate biomarkers to predict response and additional immunotherapies to combine with Oncoprex.

Preclinical and Clinical Development, Rationale and Strategy

Phase I Monotherapy Clinical Trial

In 2012, MD Anderson researchers completed a Phase I clinical trial of Oncoprex as a monotherapy. The primary objective of this Phase I trial was to assess the toxicity of Oncoprex administered intravenously and to determine the maximum tolerated dose, or MTD, and recommended Phase II dose, of Oncoprex alone. Secondary objectives were to assess the expression of TUSC2 following intravenous delivery of Oncoprex in tumor biopsies and also to assess the anti-cancer activity of Oncoprex, although the study was not designed to show changes in outcomes. This trial demonstrated that Oncoprex was well tolerated and established the MTD and the therapeutic dosage for Oncoprex at 0.06 mg/kg administered every 21 days. Although this trial was not designed to show changes in outcomes, a halt in cancer growth was observed in some patients. Tumor regressions occurred in primary lung tumors and metastatic cancers in the liver, pancreas, and lymph nodes. In addition, pre- and posttreatment patient biopsies demonstrated that intravenous Oncoprex selectively and preferentially targeted patients’ cancer cells, and suggested that clinical anti-cancer activity was mediated by TUSC2.

In the Phase I Monotherapy Trial, Oncoprex was injected intravenously in stage IV (metastatic) lung cancer patients who had received traditional platinum combination chemotherapy but still showed tumor progression at the time of entry into the study. Oncoprex was manufactured in GMP facilities to meet specifications of size, appearance, and transfection efficiency. During the trial, manufacturing was transferred from Baylor College of Medicine to MD Anderson, thus confirming reproducibility of the manufacturing process. Subjects received escalating doses ranging from 0.01 mg/kg to 0.09 mg/kg at three-week intervals for a maximum of six cycles of a dose every three weeks. Fever is a common reaction to intravenous drug administration; accordingly, dexamethasone, a steroid, and diphenhydramine, an antihistamine, were administered as a standard treatment to prevent fever and eliminated the only clinically significant toxicity of fever.

In the Phase I Monotherapy Trial, 31 subjects were treated at six dose levels ranging from 0.01 to 0.09 mg/kg. Seventy percent of subjects had received two or more prior chemotherapy regimens. Among four subjects treated without the fever-reducing premedications, all four subjects developed grade 2 or higher fevers within 24 hours of treatment. Among the 27 subjects premedicated with the fever-reducing premedications, the highest fever was grade 2, which occurred in two subjects. The only serious adverse events, defined as grade 3, 4 or 5 events under the Common Terminology Criteria for Adverse Events, or CTCAE, published by the U.S. Department of Health and Human Services, were grade 3 fever (experienced by three patients) and grade 3 hypotension (experienced by 1 patient). The only dose-limiting toxicities were two episodes of transient grade 3 hypophosphatemia (abnormally low levels of phosphate in the blood) resulting in an MTD of 0.06 mg/kg. Twenty-three subjects received two or more doses, of whom five subjects, or 22% of the 23 subjects, achieved disease control for periods ranging from 2.6 months to 10.8 months. The median disease control period for these subjects was 5.0 months (95% CI: 2.0-7.6), while the other 18 subjects’ cancer progressed during the Phase I Monotherapy Trial. Disease control for cancer therapies is defined under the Response Evaluation Criteria in Solid Tumors, or RECIST, as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD)>8weeks). Median survival for all subjects in the Phase I Monotherapy Trial was 8.3 months (95% CI 6.0-10.5 months) and mean survival time was 13.2 months (95%CI 8.9-7.5 months) with a range of two to 23+ months.

Two subjects had reductions in primary tumor size of 14% and 26%. One subject with stable disease, a 54-year-old female with a large cell neuroendocrine carcinoma who received 12 cycles of Oncoprex therapy, had evidence of a durable metabolic response, which is a lasting reduction of metabolic activity in the tumor, as shown by positron emission tomography, or PET, imaging. The response was documented with PET scans performed after the second, fourth and sixth doses, all showing decreased metabolic activity in the tumor with no changes in size or number of metastases by computed tomography, or CT, imaging. The illustration below is of the PET scan of this subject performed after the fourth dose. This subject had received six prior chemotherapy regimens. Prior to entry in the Phase I Monotherapy Trial, two hepatic metastases were progressing on gemcitabine. The subject also had a metastasis in the head of the pancreas and a peripancreatic lymph node, shown by the arrows in the illustration below. Illustration A shows the pretreatment PET scan. The dose of Fluorodeoxyglucose (18F) was 8.8mCi. Illustration B shows the post treatment PET scan performed 20 days following the fourth dose of Oncoprex. The dose of Fluorodeoxyglucose (18F) was 9.0mCi. All scans were performed within a 60 to 90 minute window after injection.

Metabolic Tumor Response in a Metastatic Lung Cancer Subject

This subject remains alive after subsequent therapy more than seven years after the final treatment with Oncoprex, to our knowledge, without evidence of cancer progression in the responding sites.

To test whether the TUSC2 gene introduced by Oncoprex therapy was expressed following Oncoprex therapy in the Phase I Monotherapy Trial, pre-treatment and 24-hour post-treatment tumor biopsies were obtained from seven subjects by percutaneous CT guidance from a central tumor location. A quantitative real time reverse transcriptase PCR, or RT-PCR, analysis using a plasmid TUSC2 sequence-specific probe was performed on samples blinded to time of biopsy. The RT-PCR analysis detected high levels of TUSC2 plasmid expression in six of seven post-treatment tumor specimens but not in pretreatment specimens or negative controls.

In addition, an in situ proximity ligation assay, or PLA, performed on paired biopsies from three subjects, demonstrated no TUSC2 protein staining in pre-treatment tissues compared with intense TUSC2 protein staining in post-treatment tissues. For the PLA, anti-TUSC2 polyclonal antibodies were developed to detect the presence of TUSC2. Pre-treatment and post-treatment biopsies were obtained from three patients. The top panel for each patient in the illustration below represents the pre-treatment biopsy “controls” with DAPI, a type of blue stain. The bottom panel for each patient are post-treatment biopsies, and represent overlays of blue DAPI staining and red anti-TUSC2 antibody staining. The blue stains in the top panels indicate the absence of TUSC2 in the pre-treatment biopsies, and the red and purple (red overlaying blue) stains in the bottom panels indicate the presence of TUSC2 in robust quantities in the post-treatment biopsies, showing that TUSC2 was successfully introduced into the tumors in the Phase I Monotherapy Trial.

Figure 2

A
TUSC2
TUSC2+NSP
TUSC2+FP
HA
HE
Patient 13
Pre-treatment
Post-treatment
Patient 26
Pre-treatment
Post-treatment
Patient 31
Pre-treatment
Post-treatment
B
TUSC2-Pre
TUSC2-Post
Patient 13
Patient 26
Patient 31
Arbitrary TUSC2 protein signals/cell
0
2
4
6
8
10
12
14
TUSC2-Pre
TUSC2+Post
TUSC2+NSP-Pre
TUSC2+NSP-Post
TUSC2+FP-Pre
TUSC2+FP-Post

Proximity Ligation Assay (PLA) for TUSC2 protein in tumor biopsies

An RT-PCR gene expression profiling analysis of apoptotic pathway genes in a paired specimen showing high post-treatment levels of TUSC2 mRNA and protein in one subject also showed up-regulation and downregulation of certain genes involved in both the intrinsic and extrinsic apoptotic pathways. Antibodies to single and double stranded DNA were not detected 14 months after completion of 12 cycles of therapy in the subject, indicating that within that period no anti-DNA antibodies had developed. The conclusion from the Phase I Monotherapy Trial was that Oncoprex administered intravenously in lung cancer patients was well tolerated with demonstrable gene delivery to tumors with protein expression and evidence of antitumor activity. Although the number of biopsies was limited due to regulatory constraints, the consistent results across test platforms suggests that these observations are reliable.

Based on the positive results from the Phase I Monotherapy Trial and preclinical data from studies of the combination of Oncoprex plus EGFR TKI drugs, we are evaluating Oncoprex as a lung cancer therapeutic to be used in combination with the EGFR kinase inhibitor erlotinib in our ongoing Phase I/II Combination Therapy Trial.

Preclinical Studies

Investigators at MD Anderson conducted preclinical research showing that Oncoprex alone blocked the activation of the c-Abl tyrosine kinase. A number of other studies at MD Anderson have demonstrated the complementary effects of Oncoprex combined with a variety of targeted kinase inhibitory agents, both marketed and in various stages of clinical development, including erlotinib, gefitinib, MK2206 and others. Researchers investigated the use of Oncoprex combined with commercially available EGFR TKI drugs erlotinib and gefitinib, and conducted preclinical in vitro and in vivo studies combining Oncoprex with these drugs in a variety of human lung cancer cell lines, including cancers with activating EGFR mutations and EGFR mutation negative cancers. Lung cancers known to have intrinsic and acquired resistance to erlotinib therapy were also studied, as were Kras-related and other cancers. Notably, studies in xenograft animal models demonstrated that Oncoprex and either erlotinib or gefitinib showed synergistic anti-cancer effects, superior to either agent used alone, in both EGFR mutation negative cancers (generally not candidates for erlotinib) and in EGFR mutation positive cancers (optimal candidates for erlotinib), including cancers known to be resistant to erlotinib therapy. The addition of Oncoprex to either erlotinib or gefitinib overcame drug-induced resistance by simultaneously inactivating EGFR and AKT signaling pathways and by inducing apoptosis in erlotinib- or gefitinib-resistant cancers with EGFR mutations and with EGFR mutation-negative cancers.

In one study, MD Anderson researchers tested the combination of erlotinib and Oncoprex against five human NSCLC cell lines: H1299, H322, A549, H460, and H1975, the latter of which has the L858R and T790M EGFR mutations and is highly resistant to erlotinib. The results showed that the combination of Oncoprex and erlotinib significantly reduced NSCLC colony formation beyond the effect of erlotinib, Oncoprex or controls alone (p<0.01 at both 1 and 2.3 uM concentrations for all cell lines). The cooperative interaction between erlotinib and Oncoprex was confirmed in vivo using a lung colony formation metastases model in nu/nu mice with A549 human lung cancer cells injected in the tail vein. Mice were treated with the combination of Oncoprex and erlotinib and various controls including empty nanovesicles, erlotinib alone, Oncoprex alone, and other controls.

The greatest reduction in lung colonies occurred with the Oncoprex with erlotinib combination (90% reduction) which was reduced compared to all control groups (p<0.0005). In terms of total tumor nodules, the cooperative effect is greater than 0.9999. This means that there is less than a 1 in 10,000 chance that the low dose erlotinib with TUSC2 combination does not have a cooperative effect and greater than 9,999 in 10,000 chance that the cooperative effect exists. P-value is the probability that the difference between two data sets was due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In general, if the pvalue is less than or equal to 0.05, the outcome is considered statistically significant. The FDA’s evidentiary standard of efficacy generally relies on a p-value of less than or equal to 0.05.

MD Anderson researchers also tested Oncoprex in TUSC2-deficient and erlotinib or gefitinib-resistant NSCLC cell lines. Treatment of the NSCLC EGFR mutation negative cell lines H1299, H322, H358 and H460 cancer cell line showed that the Oncoprex combination significantly sensitized (p<0.001) response of the cancer cell lines to both erlotinib or gefitinib treatment and synergistically induced apoptosis in vitro. The findings were confirmed in vivo in an H322 orthotopic lung cancer mouse model. These studies included the K-ras mutant cell line H460, which is significant because patients with K-ras mutant tumors are generally unresponsive to erlotinib or gefitinib. Synergistic induction of apoptosis was observed with the combination of Oncoprex and concentrations of erlotinib or gefitinib similar to steady-state serum concentrations achievable with oral dosing. The combination of Oncoprex and either erlotinib or gefitinib induced similar levels of tumor cell growth inhibition, apoptosis induction, and inactivation of oncogenic protein kinases.

Data from these and other MD Anderson studies suggest a combination of Oncoprex with gefitinib or erlotinib can promote synergistic tumor cell killing and overcome drug-induced resistance by simultaneously inactivating the EGFR and the AKT signaling pathways and by inducing apoptosis in resistant cells with nonmutated EGFR. These data suggest that NSCLC patients with an activating EGFR mutation, whose cancer progresses on erlotinib, may potentially benefit from Oncoprex with erlotinib combination therapy. These data also suggest that NSCLC patients without an activating EGFR mutation (generally unresponsive to erlotinib) may potentially benefit from Oncoprex with erlotinib combination therapy.

In another study, MD Anderson researchers analyzed the effects of TUSC2 re-expression on the sensitivity of tumor cells to the AKT inhibitor MK2206 in vitro and in mice. The AKT pathway is an important intracellular, converging positive regulator of apoptosis. AKT stimulates apoptosis and is frequently dysregulated in cancers, and this has been associated with reduced sensitivity to anti-tumor drugs. The study showed that the combination of TUSC2 transfection with MK2206 treatment suppressed tumor cell viability in vitro and effectively inhibited xenograft tumor growth in vivo more effectively than either agent alone.

Preclinical Study Showing that the TUSC2-Erlotinib Combination Significantly Inhibits Tumor Cell Viability and Colony Formation in NSCLC Cells Without an Activating EGFR Mutation

Previous research has shown that NSCLC in cells that lack the activating EGFR mutations exon 19 deficiency and exon 21 substitution is not halted or inhibited by erlotinib at pharmacologically relevant doses. In one preclinical study, MD Anderson researchers tested a group of EGFR negative NSCLC lines for sensitivity to erlotinib after restoration of TUSC2 expression, both transiently and stably, and found a significant benefit resulting from the combination at micromolar ranges between 1uM and 2.3uM. These concentrations are achievable in patient serum with standard dosing regimens and are pharmacologically relevant. Cell viability was evaluated in 3 TUSC2 Tet-On stable clones that had been treated with doxycycline to induce TUSC2, and combined with erlotinib. As expected, the cells that had not had TUSC2 expression restored were not sensitive to erlotinib alone, and the viability of cells in the A549, H1299, and H175 cancer cell lines was 92%, 90%, and 98%, respectively. Induction of TUSC2 with doxycycline alone showed more cytoxicity than erlotinib alone, resulting in 16%, 22%, and 5% cell death, respectively. However, when cells were exposed to doxycycline and treated with 2.3 μM erlotinib for 48 hours, a growth inhibitory effect was observed for all three cell lines (p<0.05), with the relative survival of the A549, H1299, and H175 cancer cells being reduced by 48%, 42%, and 38%, respectively. Similarly, as shown in the graphs below, colony formation was significantly inhibited in cells transiently transfected with TUSC2 and treated with erlotinib. The ability of A549, H1299, H322, and H460 cells to form colonies was reduced by 90%, 80%, 93%, and 85%, respectively. In dose titration experiments erlotinib also mediated increased inhibition of colony formation at nanomolar concentrations. Taken together, the results clearly demonstrate the superiority of the TUSC2-erlotinib combination treatment over each agent alone, and indicate that the effect is independent of the technique of exogenous gene expression. For both viability and colony formation assays the probability of a cooperative effect was greater than 0.99, on a scale from 0 to 1. Zero means no probability of a true cooperative effect, and one means 100% probability of a cooperative effect given the observed data.

Inhibition of Colony Formation by a Combination of TUSC2 and Erlotinib

In the graphs above, “EV” means DOTAP: cholesterol (DC)—empty vector (EV) complex (the Oncoprex nanovesicle without the TUSC2 gene), “PBS” means phosphate-buffered saline, and “EV + PBS” means EV and PBS, acting as a control; “ER” means erlotinib; “*” means p<0.05; and “**” means p<0.01.

TUSC2-Erlotinib Combination Significantly Inhibits Tumor Growth and Metastasis and Induces Apoptotic Activity

In another preclinical study, MD Anderson researchers analyzed the effect of the combination of TUSC2 and erlotinib on inhibiting tumor growth and metastasis in two NSCLC mouse xenograft models. Mice with established flank tumors of equal volumes were divided into different treatment groups: PBS, used as a control; DC-TUSC2 complex (Oncoprex), referred to in the graphs below as “Fus1” or “TUSC2”; erlotinib alone, referred to in the graphs as “Erlo” or “ER”; DOTAP:cholesterol (DC)—empty vector (EV) complex with erlotinib, referred to as “EV + Erlo” or “EV + ER”; and Oncoprex plus erlotinib, referred to as “Combo,” “TUSC2 + ER” or “TUSC2 + Erlo.” In the H322 subcutaneous xenograft model, the combination of intravenous Oncoprex and erlotinib was significantly superior (p<0.05) in reducing tumor volumes than either agent alone, as shown by graph A below. With adjustment for multiple comparisons, the tumor growth rate of Oncoprex and erlotinib combination was the only group significantly smaller than the PBS control group (p<0.01). The mean tumor volume was 421.25±89.27 mm3, compared with 1082.50±338.69 mm3, 801.25±144.60 mm3, 675.00±228.80 mm3, and 875.00±267.85 mm3, in their counterparts receiving PBS, Oncoprex, erlotinib, or EV + erlotinib, respectively. In terms of tumor size, the posterior probability of cooperative effect was 0.9928, which means that there were less than 100 in 10,000 chances that the effect of TUSC2-erlotinib combination was not cooperative.

MD Anderson researchers also developed a lung metastasis xenograft mouse model, using the human TUSC2-defective, EGFR negative A549 NSCLC cell line. Animals were treated with the same protocol as their subcutaneous counterparts. The number of tumor nodules on lung surfaces was reduced by 82% after TUSC2-erlotinib treatment, compared to 41% and 54%, for TUSC2 alone or erlotinib treatment alone, respectively, as shown in graph B below. The overall difference of the tumor nodule count among the five groups was significant (p<0.0001), as was the difference between the Oncoprex and erlotinib combination group compared to each of the other groups (p<0.01).

As shown in graph C below, in resected tumor tissues assayed by TUNEL, the average number of apoptotic cells in the TUSC2 + erlotinib group was many times higher than in any of the other groups, including the groups receiving erlotinib alone and USC2-nanovesicles alone.

These results show that the growth inhibitory benefit of TUSC2-erlotinib in vitro could be reproduced in vivo and validate the effects of this combination.

Inhibition of Tumor Growth and Metastasis, and Induction of Apoptotic Activity, by a Combination

of TUSC2 and Erlotinib

In graphs B and C above, “*” means p<0.05; the values in graph C above represent percentages from at least 1000 counted cells.

Phase I/II Combination Clinical Trial: TUSC2 Nanovesicles with Erlotinib

Phase I Combination Trial

The Phase I Monotherapy Trial showed that Oncoprex is well tolerated, that high levels of TUSC2 expression are detected in the tumor post-treatment, and that there is evidence of tumor growth suppression. Based on the positive results from the Phase I Monotherapy Trial and substantial preclinical evidence that Oncoprex is complementary with EGFR TKIs, we obtained permission from FDA to begin a new Phase I/II trial at MD Anderson combining Oncoprex with erlotinib in patients with Stage IV (metastatic) or recurrent NSCLC that is not potentially curable by radiotherapy or surgery, whether or not they have received prior chemotherapy, and whether or not they have an activating EGFR mutation. This trial is referred to as the Phase I/II Combination Trial. Enrollment in the Phase I portion of the Phase I/II Combination Trial, referred to as the Phase I Combination Trial, commenced in 2014 at MD Anderson with Dr. Charles Lu as the Principal Investigator.

In the Phase 1 Combination Trial, 18 subjects were treated with the following dose levels:

Dose Level	Drug Doses
1	erlotinib (100 mg/day) + Oncoprex (0.045mg/kg)
2	erlotinib (100 mg/day) + Oncoprex (0.06mg/kg)
3	erlotinib (150 mg/day) + Oncoprex (0.045mg/kg)
4	erlotinib (150 mg/day) + Oncoprex (0.06mg/kg)

As in the Phase I Monotherapy Trial, subjects received a pre-treatment regimen of oral and intravenous dexamethasone and diphenhydramine to reduce fever, along with an infusion of Oncoprex every three weeks. Subjects received oral erlotinib daily during each three-week cycle during the treatment period.

The Phase I Combination Trial was also a dose escalation study with the primary purpose of determining the MTD. Dose Limiting Toxicities were defined as grade 3, 4, or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1 (Oncoprex .045 mg/kg plus erlotinib 100 mg), one subject had grade 3 adverse events of fatigue, muscle weakness, and hyponatremia (low sodium level) considered to be related to the study treatment (erlotinib); therefore, three additional subjects were treated at this dose level (six subjects total), none of whom suffered a Dose Limiting Toxicity. At dose level 2 (Oncoprex .06 mg/kg plus erlotinib 100 mg), there were no Dose Limiting Toxicities. At dose level 3 (Oncoprex .45 mg/kg plus erlotinib 150 mg), one subject had a grade 3 rash considered to be related to the study treatment (erlotinib); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects suffered a Dose Limiting Toxicity at dose level 3. At dose level 4 (Oncoprex .06 mg/kg plus erlotinib 150 mg), there were no Dose Limiting Toxicities; thus dose level 4 was determined to be the MTD.

Once the MTD for the study treatment combination was determined in the Phase 1 Combination Trial to be Dose Level 4, accrual proceeded on the Phase II portion of the study. Since the eligibility criteria, drug administration details (other than dose) and evaluation details were identical for the Phase I Combination trial and the Phase II Combination trial, three subjects in the Phase I Combination Trial who were treated at the MTD were included in the Phase II Combination Trial.

Four patients in the Phase I Combination Trial had stable disease ranging from 12 weeks to 36 weeks. The following observations from our preclinical studies and from the Phase I Combination Trial provided the rationale for proceeding with the Phase II Combination Trial combining Oncoprex with erlotinib:

•	TUSC2 inhibits a variety of tyrosine kinases including EGFR, PDGFR, c-kit, and c-abl;
•	expression of TUSC2 in NSCLC cells combined with TKIs is complementary in vitro and in vivo;
•

intravenous administration of a nanoparticle encapsulated TUSC2 expression plasmid effectively delivers TUSC2 to distant tumor sites and mediates an anti-tumor effect in orthotopic human lung cancer xenograft models; and

•	when the TUSC2-nanoparticle is combined with a TKI, the suppression of tumor growth in mouse xenograft models is synergistic.

Phase II Combination Trial

The Phase II Combination Trial is designed to include subjects treated with the combination of Oncoprex and erlotinib at the MTD with the primary goal of measuring the response rate, and secondary endpoints of stable disease, time to progression and overall survival. The response rate for cancer therapies is defined under the Response Evaluation Criteria in Solid Tumors, or RECIST, as Complete Response (CR) + Partial Response (PR); disease control rate is defined under the RECIST criteria as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD)>8weeks.

Enrollment criteria for the second phase of the Phase I/II clinical trial are identical to those in the first phase. The Phase II portion of the trial began in June 2015 and is ongoing at MD Anderson. The first subject enrolled in the Phase II portion of the study began erlotinib on Day 8, and subsequently every other enrolled subject began erlotinib on Day 8. The rationale for delaying erlotinib was to allow exploratory analyses of potential differential effects of Oncoprex nanoparticles alone and in combination with erlotinib on downstream pathway activation and potential biomarkers of erlotinib resistance. In the Phase II Combination Trial, subjects will continue to receive three-week cycles of Oncoprex in combination with erlotinib until the occurrence of progressive disease (PD), unacceptable toxicity, withdrawal of consent, or study treatment discontinuation for other reasons, whichever occurs first.

Of the 39 patients allowed in the protocol for the Phase II portion of the trial, 10 have been enrolled (three of whom were also subjects of the Phase I Combination Trial) and nine are evaluable for response under the trial protocol, because they have received 2 or more cycles of treatment. None of the 10 subjects treated to date in the Phase II portion of the Phase I/II trial suffered a Dose Limiting Toxicity. Interim results show that four of the patients had tumor regression and one patient had a Complete Response, or CR under the RECIST criteria. The median response duration for all patients, which is defined as the median time between when response is first noted to the time when cancer progression is observed, was three months. The response rate for the nine patients evaluated to date was 11% and the disease control rate for the nine patients was 78%.

The patient with the CR, a 58 year old female, upon enrollment in the study had metastatic NSCLC status following 6 cycles of pemetrexed and carboplatin and two cycles of maintenance pemetrexed with cancer progression. The patient’s tumor has EGFR exon 18 and 20 missense mutations, which are not sensitive to erlotinib. As shown in the illustrations below, this patient had disappearance of both the lung primary tumor and the lung, liver and lymph node metastases.

Subject with RECIST Complete Response

Preliminary analysis of these data further supported our belief that Oncoprex may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need, and may provide pathways for accelerated FDA approval.

As a result of these initial findings, in April 2016, we suspended enrollment of new patients in the Phase II Combination Trial to collect additional trial data and have it analyzed in order to seek FDA guidance as to whether the protocol for this clinical trial could be modified to expand enrollment and also to divide the patients into cohorts with a view toward seeking accelerated approval in one or more of these cohort populations. We have completed the collection and analysis of the additional preliminary data and expect to present our findings to the FDA within the next several months. Although this clinical trial is currently closed to new patient enrollment, it is not terminated, and is considered “ongoing” because activities such as patient follow-up and further data collection and analysis continue.

If we reach an agreement with the FDA regarding expanded patient enrollment and defined patient cohorts, we plan to amend the trial protocol accordingly and proceed with the amended protocol at MD Anderson and several additional clinical trial sites. Amendments to the Phase II clinical trial protocol will require approval of the Investigational Review Board, or IRB, of each site where the amended trial is conducted. If we do not reach an agreement with the FDA on these changes, then we plan to reopen enrollment in the current version of the Phase II Combination Trial at MD Anderson and at additional clinical trial sites. Assuming enrollment of two or three patients per month, we estimate that enrollment of the remaining patients for the Phase II Combination Trial could take a year, but because enrollment in clinical trials is uncertain, that estimate is also subject to substantial uncertainty. Any estimate of the duration of the trial would also be subject to substantial uncertainty, because treatment generally continues under the clinical trial protocol until the patient dies, experiences a serious adverse event or withdraws from the trial, or until cancer progresses. Even after completion of treatment, patients continued to be monitored. If we reopen the trial, we will need to provide MD Anderson with plans and funding to move ahead with the trial. Whether under the original protocol or a revised protocol, we intend to use a portion of the proceeds of the recently completed initial public offering of our common stock to add additional clinical trial sites.

Preclinical Studies of TUSC2 in the Immune Response to Cancer

Previous research has shown that TUSC2 regulates cytokine expression in vitro. Cytokines are proteins that stimulate inflammation as part of the immune response. Stable expression of TUSC2 in H1299 NSCLC cells altered expression of a wide spectrum of cytokines including IL2, IL7, IL8 and 10, GM-CSF and PDGF-beta. TUSC2 is a positive regulator of innate immunity via regulation of IL-15 expression. IL-15 induces NK cell differentiation.

The systemic effect of the TUSC2 and anti-PD1 antibody combination was examined in two immunecompetent, syngeneic mouse models of Kras and p53 mutant lung cancer. C57BL/6 mice were subcutaneously injected with murine adenocarcinoma lung carcinoma CMT/167-luc cells (KrasG12V mutation). CMT/167 cells do not express TUSC2. Tumors from untreated mice, isotype antibody control, or those treated with anti-PD1 were used as controls. 344SQ (KrasG12D allele and a knock-in Trp53R172HΔG allele) adenocarcinomas which metastasize to the lung in 126S2 mice were also used. When tumors reached 50-100 mm3, mice were either injected intravenously with DOTAP:cholesterol (DC)-TUSC2 complex alone (at a dose of 25 μg of plasmid DNA and 10 nmol DC, every 48 hours for three injections), or (DC)-TUSC2 complex combined with anti-PD1 antibody (250 μg for four injections) alone or combined with anti-CTLA4 (100ug for three injections). Tumor growth and development was monitored by scoring ex-vivo luminescence using the IVIS Imaging System 200 Series. All tumor measurements were blinded to treatment and results were analyzed independently by biostatisticians.

Preclinical Study Showing that the TUSC2 and Anti-PD1 Combination Cooperatively Inhibits Growth of CMT/167 Lung Adenocarcinomas

Mouse experiments showed combined treatment with TUSC2 and anti-PD1 antibody superior to anti-PD1 alone in five independent experiments in two different tumor models. Results of a representative experiment is shown in the graph below. By week 3 the reduction in tumor image intensity by the combination of TUSC2 and anti-PD1 and TUSC2, anti-PD1, plus anti-CTLA4 was greater than the reduction with TUSC2 alone, anti-PD1 combined with anti-CTLA4, or the isotype control. Spleens and blood were collected for immunological analysis profiling by multicolor flow cytometry. Immune profiling panels were designed to evaluate response and major changes of specific regulatory innate and adaptive immune cells to TUSC2 or anti-PD1 treatment in peripheral blood and spleen.

12-Preclinical Study Showing Effect of TUSC2 Anti-PD1 Combo on T Lymphocytes

Preclinical Study Showing the Effect of the TUSC2 and Anti-PD1 Combination on T Lymphocytes

The population of natural killer cells (NK), cytotoxic lymphocytes critical to innate immune function, was assessed in peripheral blood mononuclear cells (PBMCs) in tumor bearing mice treated with anti-PD1, TUSC2 alone and the combination. As shown in the graph below, the NK cell population increased strongly in the TUSC2 alone and TUSC2+PD1 groups which correlated with tumor regression. Anti-PD1 alone had no effect on NK cell proliferation.

Tumor free mice without mutations that lead to metastasis were injected intravenously with TUSC2 which caused a threefold up-regulation of NK cells in the peripheral blood of TUSC2 injected mice as compared with non-injected mice. CD8 T cells, which are cytotoxic T cells (CTL) for tumor killing, act as a prognostic marker of tumor regression. Increased numbers of CTL were found in the TUSC2 and TUSC2+PD1 groups as compared with that of the control group which directly correlated with the anti-tumor effect, as shown in the graph below. Lower levels of CD62L expression on T lymphocytes in TUSC2 treated mice suggests that TUSC2 regulates T cell activation. Moreover, TUSC2 induced down-regulation of regulatory T cells (Treg, CD4+CD25+). TUSC2 was shown to down-regulate checkpoint markers such as PD-1, CTLA-4, Tim-3, and LAG-3.

13-Effect of TUSC2 with Anti-PD1 on Immune Cell Populations in Peripheral Blood (Large)

Preclinical Study Showing that TUSC2 Immunogene Therapy is Synergistic with Anti-PD1 in Lung Cancer Syngeneic Mouse Models

Based on the prolonged responses that were observed in TUSC2 clinical trials, which suggest that TUSC2 may modulate the immune response, and on the fact that checkpoint blockade immunotherapy against PD1 and PD-L1 has yielded durable antitumor activity in a subset of NSCLC patients, MD Anderson researchers conducted a preclinical study to investigate the immune response to TUSC2 in immune cell populations and the synergistic antitumor effect of TUCS2 in combination with anti-PD1 checkpoint blockade in syngeneic mouse NSCLC models.

Two Kras-mutant syngeneic mouse models were used to explore the effect of TUSC2+anti-PD1 (+/- anti-CTLA-4) on immune cells infiltration into the tumor micro-environment. Activating Kras mutations are the most common driver mutations in lung adenocarcinomas. Lung cancer with mutant Kras has a poor prognosis, is often resistant to conventional therapy, and readily becomes resistant to targeted therapies with kinase inhibitors. Studies by researchers not at MD Anderson have found that PD1 expression was highly associated with the presence of Kras mutations and that PD-L1 expression was elevated in premalignant Kras-mutant cells, suggesting that Kras mutation may affect the function of the PD1/PD-L1 immune checkpoint pathway.

The first syngeneic mouse model used a murine lung carcinoma cell line CMT/167-luc with a Kras G12V mutation and a low level of TUSC2 expression, implanted subcutaneously in C57BL/6 mice. The second syngeneic mouse model optimized an aggressive experimental metastatic lung cancer model using 129SvE mice injected with SQ344 lung cancer cells, which contained KrasG12D allele. The SQ344 tumor model was found to be less sensitive to anti-PD1 single agent treatment.

The graph below shows the protocol for and results of this preclinical study, in which anti-PD-1, TUSC2 and anti-CTLA-4 treatments were administered in the SQ344 metastatic lung tumor mouse model. Figure A shows that SQ344 tumor cells have less expression of PD-L1 than in the CMT167 model, as determined by flow cytometry. The level of PD-L1 expression in SQ344 cells was only 4.5%, which was significantly lower than the level found in the CMT 167 mouse tumor model (23.7% vs. 4.5%, p < 0.0001), suggesting that SQ344 would respond less strongly to an anti-PD1 agent than the CMT167 model. Figure B shows the protocol for the experiment, in which treatments were administered every three or four days in the mouse tumor cells. Figure C shows the survival of the mice with the lung tumor cells treated with (a) no treatment, (b) a combination of anti-PD-1 and anti-CTLA-4, (c) TUSC2 alone, (d) a combination of TUSC2 and anti-PD-1, and (e) a combination of TUSC2, anti-PD-1 and anti-CTLA-4. Figure D shows samples of untreated lung tissue and lung tissue treated with TUSC2. Figure E shows tumor sizes after each of the treatments shown in Figure C after two weeks. Figures F, G and H shows the infiltration by NK cells, the concentration of T regulatory, or Treg, cells and the concentration of myeloid-derived suppressor, or MDSC, cells, a type of immune cells, in each case after treatment with (a) no treatment, (b) TUSC2 alone, (c) a combination of TUSC2 and anti-PD-1 and (d) a combination of anti-PD-1 and anti-CTLA-4.

The results of this preclinical study indicate that TUSC2-sensitization to anti-PD1 could be produced in both Kras-mutant lung cancer mouse models.

14-Therapeutic Efficacy of TUSC2+Anti-PD1 in a Lung Metastasis Model (Large)

Preclinical Studies of Additional 3p21.3 Genes with Cancer-Fighting Properties

We have licensed rights to a group of candidate tumor suppressor genes, including 101F6, NPRL2, CACNA2D2, PL6, BLU, RASSF1, HYAL 1 and HYAL2, in addition to TUSC2 (which is also referred to as FUS1), all of which are located in a sub-region of human chromosome 3 known as 3p21.3. Using a number of techniques, MD Anderson researchers and their collaborators have identified these genes as potentially having cancer-fighting characteristics. MD Anderson researchers have subsequently conducted a number of preclinical studies on certain of these genes, particularly 101F6 and NPRL2, as well as TUSC2, both alone and in combination with other compounds, in order to assess their actual effects on NSCLC. Three of these preclinical studies are described below. We plan to support continuing research into the cancer-fighting properties of these and other genes in the 3p21.3 sub-region as an important part of our strategy.

Preclinical Study Showing Expression of Several Genes in the Human Chromosome 3p21.3 Sub-region by an Adenovirus Vector Results in Tumor Suppressor Activities in Vitro and in Vivo

MD Anderson researchers conducted preclinical studies, both in vitro and in vivo, of several of the licensed genes located in the 3p21.3 sub-region, in order to assess their effects on tumor cell proliferation and apoptosis in human lung cancer cells. The researchers used adenoviral vectors to introduce individual wild-type genes into 3p-deficient tumor xenografts and tumor cell lines. This “forced expression” of the wild-type forms of TUSC2, 101F6, and NPRL2 resulted in inhibition of tumor cell growth by induction of apoptosis and/or alteration of cell cycle pathways in vitro, compared to control. Intratumoral injection of 101F6, TUSC2 and NPRL2 with adenoviral vectors, as well as systemic administration of these genes in an experimental mouse model, suppressed the growth of tumor xenografts (in this case, human tissue grafted onto the mouse model) and inhibited lung metastases. The results of these studies showed that the genes 101F6, NPRL2 and TUSC2 had the most significant anti-cancer effects of the tested genes and were therefore the most promising genes for further study.

Preclinical Study Showing that Tumor Suppressor 101F6 and Ascorbate Inhibit Non–Small Cell Lung Cancer Growth

One of the promising tumor suppressor gene candidates, 101F6, expresses a protein found in normal lung bronchial epithelial cells and fibroblasts but whose function is impaired in most lung cancers. This protein is involved in the regeneration of ascorbate, a well-known antioxidant that has been tested as a supplemental therapeutic agent for human cancer prevention and therapy. MD Anderson researchers studied the effect of 101F6 in combination with ascorbate on human lung cancer tissue, both in vitro and in vivo. In the in vitro portion of the study, 101F6 was transferred via nanoparticles similar to our Oncoprex nanovesicles, and in combination with ascorbate, selectively targeted cancer cells and inhibited lung cancer cell growth to a greater extent than either 101F6 or ascorbate alone. In vivo, the systemic injection of 101F6 nanoparticles in mouse tail veins, together with the intra-abdominal injection of ascorbate, inhibited both tumor formation and growth in human NSCLC H322 lung cancer xenograft mouse models (P < 0.001) with greater effect than either 101F6 or ascorbate administered alone.

Preclinical Study Showing NPRL2 Sensitizes Human Non-Small Cell Lung Cancer (NSCLC) Cells to Cisplatin Treatment by Regulating Key Components in the DNA Repair Pathway

Another of the promising tumor suppressor gene candidates, NPRL2, interacts with a kinase that is activated by cisplatin, an anti-cancer drug, leading to downstream activation of apoptosis in response to the presence of intracellular high-molecular weight DNA fragments, which themselves result from the breakup of DNA molecules induced by exposure to cisplatin. Mutations in the NPRL2 gene are associated with resistance to this cisplatin-mediated apoptosis. MD Anderson researchers have conducted preclinical studies of NPRL2 with cisplatin in vitro in lung cancer cell cultures and in vivo in an experimental mouse model of chest cavity cancer dissemination. Data from these studies suggest that the systemic introduction of the NPRL2 gene and the resulting expression of the NPRL2 protein in cancer cells activates the DNA damage checkpoint pathway in cisplatin-resistant and NPRL2-negative cells. These studies suggest that the combination of NPRL2 and cisplatin could resensitize cisplatin nonresponders to cisplatin treatment, helping to overcome resistance to cisplatin.

Process Development and Manufacturing

Through years of Oncoprex process development, including production of multiple clinical material batches in compliance with current Good Manufacturing Practices, or cGMP, we have developed a robust manufacturing system for Oncoprex. Unlike gene therapy agents in the past, which needed to be prepared individually for each patient or required viral vectors for gene delivery, we believe that our nanovesicle delivery system is scalable for commercial production, and the final product can be stored for later use. Manufacturing advances have resulted in improvements in scale, quality and formulation for cGMP clinical materials. We have worked with multiple contract manufacturing organizations, or CMOs, to use our proprietary processes and protocols to supply our clinical materials. We anticipate that our commercial product will continue to be manufactured for us by CMOs or pharmaceutical partners. Our management is experienced in securing, producing and releasing GMP materials.

The production process for Oncoprex utilizes well-defined steps of fermentation using master cell bank, or MCB, stocks, purification, and DOTAP:cholesterol (DC) nanovesicle production to incorporate the TUSC2 plasmid into nanovesicles for final formulation, packaging and storage. We have produced Chemistry, Manufacturing and Control, or CMC, documentation to the satisfaction of the FDA for our Phase I and Phase I/II clinical trials, and we have produced and tested and released MCB stocks for use. We intend to continue to improve our process development, formulation, packaging, storage, long-term stability, and distribution as part of our ongoing technical programs to coincide with our pivotal clinical and commercialization goals.

Our CMOs have demonstrated the ability to scale sufficiently both in timeliness and quantity required for clinical application, and based on our experience with those CMOs, we believe they will be able to scale production of Oncoprex in the future, both with respect to capacity and technology. Production by outside CMOs requires advance planning to schedule their production lines in coordination with other manufacturing orders they may have, as well as cost negotiation. Production costs may vary due to competition for production lines.

Currently, a CMO completes production of the TUSC2 DNA plasmids and transports them in a climate-controlled setting to our clinical test site at MD Anderson, where they are stored in cold storage until needed. Pursuant to our research agreements with MD Anderson, MD Anderson has developed thorough standard operating procedures for thawing, stabilizing, final formulation required for application, and short-term storage prior to administering Oncoprex. This standardized process is both transferable and replicable at other clinical pharmacies, and we plan to scale this process for expanded clinical and commercial use outside of MD Anderson.

MD Anderson is currently testing the shelf life of the final formulation of Oncoprex. A shelf life of at least one year has been established to date, and testing is ongoing.

Intellectual Property

We hold a worldwide, exclusive license to 30 issued and two pending patents for technologies developed at MD Anderson and UTSWMC. These patents comprise various therapeutic, diagnostic, technical and processing claims.

The following table shows our families of issued patents and patent applications, together with information about the type of patent protection, the jurisdiction and the patent expiration dates.

Patent Family	Title and (Description)	Type of Patent Protection	Jurisdiction	Patent Expiration Dates
1	Chromosome 3p21.3 genes are tumor suppressors (Use of our platform genes, including TUSC2, and use of our non-viral nanovesicle delivery system)	The patents in this family have claims directed to compositions of matter, uses of the compositions and processes for preparing the compositions

United States (2 issued)

United States (1 pending)

Australia (2 issued)

Japan (1 issued)

Canada (1 issued)

Europe (1 issued; validated in Switzerland, Germany, Denmark, Finland, France,

United Kingdom, Ireland, Sweden, Netherlands)

7/10/2021, except for the issued US patents, which expire on 5/15/2024 and 7/29/2022
2

Bioactive FUS1 Peptides and Nanoparticle-Polypeptide Complexes (Pharmaceutical formulation of TUSC2 (also referred to as FUS1) nanoparticles, method of delivering TUSC2 to cancer cells, and method of treating cancer patients with TUSC2 nanoparticles)

		The patents in this family have claims directed to compositions of matter, uses of the compositions and processes for preparing the compositions	United States (2 issued) Korea (1 issued)	1/23/2030, 3/14/2026 7/29/2022
3

Methods and Compositions of Non-Viral Gene Therapy for Treatment of Hyperproliferative Diseases

(Methods of delivery, including our nanovesicle delivery system, of a series of genes that are licensed to us, including TUSC2, and genes that are not licensed to us)

The patents in this family have claims directed to compositions of matter, uses of the compositions and processes for preparing the compositions

United States (1 pending)

Canada (1 issued)

Europe (1 issued)

Belgium (1 issued)

France (1 issued)

Germany (1 issued)

Italy (1 issued)

Liechtenstein (1 issued)

Spain (1 issued)

Sweden (1 issued)

Switzerland (1 issued)

United Kingdom (1 issued)

5/24/2020

4

Methods and Compositions Related to Novel hTMC Promoter and Vectors for Tumor-Selective and High-Efficient Expression of Therapeutic Genes

(A genetic technology to improve the effectiveness of gene therapy, relating to our platform genes and other genes)

		The patents in this family have claims directed to compositions of matter, uses of the compositions and processes for preparing the compositions	United States (1 issued)	8/24/2029

Because the use of our platform genes, including TUSC2, and the use of our non-viral delivery system to deliver them, are covered by Family No. 1, we believe that expiration of the patents in Family 3 will not affect our intellectual property protection for use of the genes which are licensed to us and are part of our platform.

We also hold a non-exclusive license from the National Institutes of Health to 15 patents that expired on August 1, 2017. We are aware that others have also licensed these technologies from the NIH. These patents relate to the DOTAP:cholesterol liposomes for delivery of therapeutic DNA, which is the basic delivery system embodied in our nanovesicles. Through our license from MD Anderson, we have separate patent protection for the combination of our nanovesicles with the genes we have licensed from MD Anderson, as well as for improvements that MD Anderson has made to the nanovesicle delivery system. Because the license from the NIH is non-exclusive, we do not expect the expiration of the underlying patents to have a material effect on our business. We have an ongoing obligation to pay the NIH a total of $240,000 (together with an additional $20,000 each year starting in 2018) upon our receipt of regulatory approval for our current or potential product candidates.

In addition to the current licensed patents, Genprex is currently evaluating additional patent licenses from MD Anderson to add to the patent portfolio and expand our commercial potential. We expect to evaluate technology transfer opportunities to leverage the commercial potential of our platform delivery system and also seek complementary oncology therapies.

We have filed a trademark application for our company name and for the drug name “Oncoprex” for added protection of future product branding.

Licenses and Research Collaborations

Agreements with MD Anderson

We hold our Oncoprex technologies under a Patent and Technology License Agreement, referred to as the MD Anderson License Agreement, with MD Anderson and The Board of Regents of the University of Texas System. The MD Anderson License Agreement was originally entered into as of July 20, 1994 between the Board of Regents of The University of Texas System, MD Anderson and Intron Therapeutics, Inc. (which later changed its name to Introgen Therapeutics, Inc.), or Introgen.

The MD Anderson License Agreement originally covered a number of patents and technologies unrelated to TUSC2, but the TUSC2 technologies were added by Amendment No. 3 to the MD Anderson License Agreement dated October 4, 2001. Under the MD Anderson License Agreement, we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property.

The exclusive licenses under the MD Anderson License Agreement, as amended, extend to the end of the term or terms for which patent rights under the agreement have not expired, and expire on the expiration of all patents covered by the agreement. The last licensed patent under the MD Anderson License Agreement will expire in January 2030. Upon the expiration of the exclusive licenses, the licensee will have a non-exclusive, fully paid-up right and license to use and otherwise exploit the technology rights licensed under the agreement. MD Anderson may terminate the agreement in the event of the licensee’s voluntary or involuntary bankruptcy or if the licensee’s business is placed in the hands of a receiver, assignee or trustee. In addition, MD Anderson may terminate the agreement in the event of the licensee’s uncured breach.

Pursuant to a Technology Sublicense Agreement dated March 7, 2007, referred to as the Sublicense Agreement, Introgen sublicensed its rights under the MD Anderson License Agreement to Introgen Research Institute, Inc. or IRI, a company formed and owned by Rodney Varner, our current President, CEO and Chairman of the board of directors.

Pursuant to an Assignment and Collaboration Agreement dated April 13, 2009, referred to as the 2009 IRI Collaboration Agreement, IRI assigned its rights under the Sublicense Agreement to us, and we granted back to IRI a non-exclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations.

The 2009 IRI Collaboration Agreement was amended by an Amended Collaboration and Assignment Agreement dated July 1, 2011, referred to as the 2011 IRI Collaboration Agreement. The 2011 Collaboration Agreement provided that IRI would provide additional licensing opportunities and services to us, in return for monthly payments and our obligation to pay to IRI a royalty of one percent (1%) on sales of products licensed to us under the MD Anderson License Agreement. In 2012, IRI’s obligation to provide those opportunities and services, and our obligation to make monthly payments to IRI, were terminated. The 2011 IRI Collaboration Agreement had an initial term of two years and renews automatically for additional consecutive periods of one year each unless either we or IRI gives prior written notice of termination to the other party. In addition, either we or IRI may terminate the agreement in the event of the other party’s voluntary or involuntary bankruptcy or uncured default.

Pursuant to a Technology Sublicense Agreement dated June 1, 2011, we granted to IRI a non-exclusive sublicense, for non-commercial purposes, to the rights under the Sublicense Agreement.

At the time that we entered into the 2011 IRI Collaboration Agreement, Mr. Varner was not an officer or director of Genprex, but he was deemed to be an “affiliate of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares. At the time we acquired the Oncoprex technologies under the 2009 IRI Collaboration Agreement, they were the subject of the Phase I Monotherapy Trial. We completed the Phase I Monotherapy Trial and did substantial process development, manufacturing and regulatory work necessary to bring the technologies into the currently ongoing Phase I/II Combination Trial.

Under the MD Anderson License Agreement, the Sublicense Agreement and the 2009 IRI Collaboration Agreement, we are obligated to pay all fees, patent related expenses, royalties, and other amounts that become due with respect to the licensed patents, patent application and other technologies. We are also obligated to pay to MD Anderson royalties of 1.5% of net sales attributed to sales of the licensed products, as well as 1.5% of advance payments received by us (excluding amounts paid to us in reimbursement of development or other costs) from third parties pursuant to sublicense, marketing, distribution or franchise arrangements. Under the 2011 IRI Collaboration Agreement, we are obligated to pay to IRI a royalty of 1.0% of net sales of licensed products and 1.0% of certain other payments received by us. This royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the Sublicense Agreement. We have no other payment obligations to IRI under the 2009 IRI Collaboration Agreement or the 2011 IRI Collaboration Agreement. We were not required to make any up-front payments to MD Anderson or IRI when we entered into the MD Anderson License Agreement, the Sublicense Agreement or the 2009 IRI Collaboration Agreement. Under the 2011 IRI Collaboration Agreement, we were required to make payments of $30,000 per month to IRI. We made 14 of these monthly payments, totaling $420,000, to IRI in 2011 and 2012, and our obligation to make such monthly payments was terminated in 2012.

Our rights under the MD Anderson License Agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. Additionally, to the extent there is any conflict between the MD Anderson License Agreement and applicable laws or regulations, applicable laws and regulations will prevail. Similarly, to the extent there is any conflict between the MD Anderson License Agreement and MD Anderson’s funding agreement with the US government, the terms of the funding agreement will prevail. Some, and possibly all, of our licensed intellectual property rights from MD Anderson have been developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a nonexclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to a third party if the U.S. government determines that adequate steps have not been taken to commercialize the invention, that government action is necessary to meet public health or safety needs, that government action is necessary to meet requirements for public use under federal regulations, or that the right to use or sell such inventions is exclusively licensed to an entity within the U.S. and substantially manufactured outside the U.S. without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the U.S.). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Additionally, certain inventions are subject to transfer restrictions during the term of these agreements and for a period thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business. The U.S. government has not exercised any of these rights or provided us with any notice of its intent to exercise any of these rights with respect to any of the intellectual property licensed to us by MD Anderson. We are not aware of any instance in which the U.S. government has ever exercised any such rights with respect to any technologies or other intellectual property developed under funding agreements with the U.S. government.

Our current Phase I/II Combination Trial is being conducted at MD Anderson pursuant to a Clinical Study Agreement between Genprex and MD Anderson dated February 10, 2014. Under this agreement, MD Anderson agreed to conduct the Phase I/II Combination Trial under the study protocol, which includes treatment of up to 57 patients, and Genprex agreed to pay up to $1,738,818 to MD Anderson for conducting the clinical trial. As of December 31, 2017, we have paid approximately $492,000 to MD Anderson pursuant to this agreement, and a total of 28 patients have been enrolled in the Phase I/II Combination Trial. This Clinical Study Agreement has a term of five years and may be terminated earlier by us upon thirty days’ notice, with due regard for the health and safety of the study subjects. In addition, we and MD Anderson may terminate the Clinical Study Agreement immediately by written agreement, MD Anderson may terminate the agreement immediately if the principal investigator of the Phase I/II Combination Trial is unable to continue to serve and we and MD Anderson cannot agree on an acceptable successor, and either we or MD Anderson may terminate the agreement if necessary for the safety, health or welfare of the clinical trial subjects.

In January 2015, we entered into an option agreement with MD Anderson. This option agreement grants exclusive rights to us to negotiate, until December 31, 2017, an exclusive license agreement related to patents covering both a method for treating cancer and biomarker technology that would allow us to identify patients who might benefit from this treatment. We paid MD Anderson $10,000 for this option agreement. We are negotiating with MD Anderson to extend the term of this option agreement.

In February 2017, we entered into a second option agreement with MD Anderson. This option agreement grants exclusive rights to us to negotiate, until December 31, 2017, an exclusive license agreement related to technology that would provide patent protection for the use of TUSC2 with checkpoint inhibitors. We paid MD Anderson $12,803 for this option agreement. We are negotiating with MD Anderson to extend the term of this option.

License Agreement with P53, Inc.

On February 26, 2010, IRI and P53, Inc. entered into a Technology License Agreement, referred to as the P53 License Agreement, pursuant to which IRI granted to P53, Inc., or P53, a worldwide, exclusive license under certain patents related to the nanovesicle delivery system that we are now using for the delivery of TUSC2, but only for P53’s use in gene therapy products in which the sole active genes are p53 and MDA-7. As a result of the 2009 IRI Collaboration Agreement, we are the licensor under the P53 License Agreement.

The P53 License Agreement authorizes P53 to develop, make and have made, use, offer for sale, sell, import and otherwise distribute the licensed products. P53 agreed to submit quarterly reports of activities to IRI including at least such information as would allow IRI to calculate the amount owing to IRI on account of such activities, as well as P53’s calculation of such amounts. As consideration for the P53 License Agreement, P53 agreed to pay IRI one-half of all amounts invoiced by MD Anderson to IRI, up to a maximum of $15,000 to be paid by P53, for patent prosecution expenses incurred prior to the effective date of the P53 License Agreement, as well as two-thirds (2/3) of IRI’s ongoing patent prosecution expenses, in each case with respect to the licensed patents. Additionally, P53 agreed to pay all amounts that become due to IRI as a result of the P53 License Agreement or the sales, licensing, or other activities of P53 under the P53 License Agreement. Pursuant to the P53 License Agreement, P53 has granted to IRI a fully-paid license with respect to improvements made by P53 to the technology licensed to P53 under the P53 License Agreement. The P53 License Agreement remains in effect until the expiration of the last of the patents licensed under the agreement. The last licensed patent under the P53 License Agreement will expire in May 2020. We may terminate the agreement in the event of P53’s voluntary or involuntary bankruptcy or dissolution, assignment for the benefit of creditors or if a receiver or trustee is appointed over P53’s business or properties. In addition, we may terminate the agreement in the event of P53’s breach of the agreement or if P53 challenges the validity or enforceability of any of the licensed patents. P53 may terminate the agreement upon 90 days’ written notice.

Grants

We have received grants from the following entities: Texas Emerging Technology Fund, SBA—Small Business Innovation Research, or SBIR, program, the National Institutes of Health and the United States Department of the Treasury.

Competition

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe and elsewhere, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The unmet medical need for more effective cancer therapies is such that anticancer drugs are, by a significant margin, the leading class of drugs in development. These include a wide array of products against cancer targeting many of the same indications as our drug candidates. There are a number of drugs approved and under development for treatment of lung cancer. Treatments competitive with our primary product candidates generally fall into the following categories: chemotherapies such as cisplatin, carboplatin, docetaxel and pemetrexed; targeted therapies such as erlotinib, gefitinib, afatinib and osimertinib, and immunotherapies such as checkpoint inhibitors and CAR and CAR T cells, and oncolytic virus-based technology. Data indicate that Oncoprex, when combined with targeted therapies and immunotherapies, may enhance the benefit of those therapies; therefore, we believe that Oncoprex could be administered in combination with targeted therapies and immunotherapies and thus may not be a direct competitor of those drugs. In addition, new drug candidates are constantly being conceived and developed. Any such competing therapy may be more effective and/or cost-effective than ours.

Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for the cancer indications that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than any product candidates that we are currently developing or that we may develop, which could render our products obsolete or noncompetitive. Any product candidates that we successfully develop and commercialize may compete with existing and new therapies that may become available in the future. The availability of reimbursement from government and other third-party payers will also significantly affect the pricing and competitiveness of our products.

Our commercial opportunities could be substantially limited in the event that our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of our product’s entry. We believe the competitive factors that will determine the success of our programs will be the efficacy, safety, pricing and reimbursement, and convenience of our current and potential product candidates.

Government Regulation

Government authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, recordkeeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. The pharmaceutical drug product candidates that we develop must be approved by the FDA before they may be legally marketed.

In the United States, the Food and Drug Administration, or FDA, regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. CBER works closely with the National Institutes of Health, or NIH, and its Recombinant DNA Advisory Committee, or RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols, including informed consent documents. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing patients involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy Investigational New Drugs, or INDs.

Ethical, social, and legal concerns about gene therapy, genetic testing, and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our current and potential product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies, or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Biological Products Development Process

The process required by the FDA before a biological product, including our Oncoprex product candidate, may be marketed in the United States generally involves the following:

•

completion of preclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research patients and their health information, to establish the safety, purity, and potency of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced and tested to assess compliance with current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•	FDA review and approval, or licensure, of the BLA.

Before testing any product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of certain preclinical tests must comply with federal regulations and requirements, including GLPs.

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, a protocol and related documentation has to be submitted to and the clinical trial registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA; however, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the RAC, a federal advisory committee, which discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. Current NIH guidelines specify that RAC review of human gene transfer protocols should be limited to cases in which an oversight body, such as an Institutional Biosafety Committee or an Institutional Review Board, or IRB, determines that a protocol would significantly benefit from RAC review, and has been determined to meet certain additional criteria. The OBA will notify the FDA and the sponsor of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the Investigational New Drug application, or IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. We are conducting a Phase I/II clinical trial pursuant to an IND. However, we cannot be sure that issues will not arise that suspend or terminate our IND or that submission of any new IND will result in the FDA allowing new clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the product candidate to volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent Institutional Review Board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent, which must be signed by each clinical trial patient or his or her legal representative, and must monitor the clinical trial until completed. Clinical trials involving biological product candidates also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase I. The investigational product candidate is initially introduced into human patients and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product candidate may be inherently too toxic to be ethically administered to healthy volunteers, the initial human testing is often conducted in patients; gene therapy is usually administered to patients in Phase I trials. This is also true in situations where toxicity can only be judged in patients with disease. An evaluation for preliminary evidence of efficacy can be performed at this time.

•

Phase II. The investigational product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product candidate for specific targeted diseases, and to generate hypotheses for the dosage tolerance, optimal dosage, and dosing schedule.

•

Phase III. Clinical trials are undertaken to evaluate further dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe patients for potential gene therapy-related delayed adverse events with agents such as those we are developing for a period of up to 15 years, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of clinical trial patients.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for expedited reporting. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase I, Phase II and Phase III clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the investigational product candidate has been associated with unexpected serious harm to patients.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System, which includes information on gene therapy trials and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these trials.

Concurrently with clinical trials, companies usually complete additional animal studies and also develop additional information about the physical characteristics of the components of a product as well as finalize processes for manufacturing the components in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act, or PHS Act, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the components of a product candidate do not undergo unacceptable deterioration over their shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of an investigational biologic product, FDA approval of a BLA must be obtained before commercial marketing of the product may begin. The BLA must include results of product development, laboratory, and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual product fees and annual establishment fees on facilities used to manufacture prescription drugs or biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.

Within 60 days following submission, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information.

In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to an initial filing review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the product. If the FDA concludes that a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in substantial compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, to assure that the clinical trials were conducted in compliance with GCP requirements. To assure cGMP, GLP and GCP compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently from how we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase IV clinical trials, designed to assess further a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of original standard BLAs within 10 months of the 60 day filing date and 90% of original priority BLAs within six months of the 60 day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. There can be no assurance that we will receive Orphan-Drug Designation for any indications or for any of our current and potential product candidates.

If a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

Expedited Development and Review Programs

The FDA has four programs in place intended to facilitate and expedite development and review of new drugs and biologics intended to address unmet medical needs in the treatment of serious or life-threatening conditions. These are Fast Track Designation, Breakthrough Therapy Designation, Accelerated Approval Program, and Priority Review Designation.

The Fast Track program is intended to expedite or facilitate the process for reviewing a new product if it is intended for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. Fast Track Designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

A new product can receive Breakthrough Therapy Designation if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A Breakthrough Therapy Designation conveys all of the features of Fast Track Designation in addition to more intensive FDA guidance on an efficient development program, organizational commitment involving senior managers, and eligibility for priority review. Specifically, FDA intends to expedite the development and review of a Breakthrough Therapy by, where appropriate, intensively involving senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review. Where appropriate, FDA also intends to assign a cross-disciplinary project lead for the review team to facilitate an efficient review of the development program. The FDA notes that a compressed drug development program still must generate adequate data to demonstrate that the drug or biologic meets the statutory standard for approval. Omitting components of the development program that are necessary for such a determination can significantly delay, or even preclude, marketing approval.

Breakthrough Therapy Designation indicates that preliminary clinical evidence demonstrates the drug may have substantial improvement on one or more clinically significant endpoints over available therapy. Breakthrough Therapy Designation intensifies FDA involvement to ensure an efficient drug development program and is an organizational commitment from the FDA to involve its senior managers. A sponsor receiving Breakthrough Therapy Designation has up to six months after receiving the Breakthrough Therapy Designation to request an Initial Comprehensive Multidisciplinary meeting to discuss the drug development program. This initial meeting is a Type B meeting, used to discuss the overarching, high-level plan for drug development. These discussions include topics such as planned clinical trials and endpoints, any resizing or adaptations to the trials, plans for expediting the manufacturing development strategy and studies that potentially could be completed after approval. When Breakthrough Therapy Designation has been granted, the FDA is encouraged to meet regularly with the sponsor and subsequent meetings are considered Type B meetings and are established based on the needs of the program.

The FDA may grant accelerated approval under its Accelerated Approval Program to a product candidate for a serious or life-threatening condition upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct adequate and well-controlled additional post-approval trials to verify and describe the product’s clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track Designation, Breakthrough Therapy Designation, and Accelerated Approval do not change the standards for approval but may expedite the development process.

An application for a product candidate may be eligible to obtain Priority Review Designation if it is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. A Priority Review Designation means FDA’s goal is to take action on the marketing application within six months (compared to 10 months under standard review) of the 60-day filing date. Priority Review Designation does not change the standards for approval but may expedite the review process.

We believe that Oncoprex represents a breakthrough, in that the TUSC2 gene is delivered with a non-viral lipid-based nanoparticle, rather than a viral vector. In addition, Oncoprex may have broad applicability to many cancers, and we believe that Oncoprex represents a significant improvement in safety for systemic use over previously approved products. For these reasons, we believe that our ongoing Phase II clinical trial may provide sufficient data to support Accelerated Approval as a Breakthrough Therapy for Oncoprex immunogene therapy combined with erlotinib for the treatment of Stage IV non-small cell lung cancer patients with unmet medical needs whose cancer has progressed on approved therapies. We intend to enroll specifically patients with an EGFR mutation but without a T790M mutation. Patients in this group have benefited from Oncoprex + erlotinib therapy in our ongoing Phase II clinical trial, and they have no approved treatments and thus have an unmet medical need which we believe could qualify for Fast Track or Breakthrough Therapy designation. The current Phase II trial results represent a substantial improvement over the results of the Lux-Lung afatinib trial, which we believe may qualify Oncoprex in combination with erlotinib for Fast Track or Breakthrough Therapy designation. We believe that the unmet medical need may qualify for Priority Review based on a surrogate endpoint such as clinical benefit, response rate, or progression free survival (PFS), with eligibility for Accelerated Approval.

Post-Approval Requirements

Maintaining post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of combination products continues after approval, particularly with respect to cGMP. We rely, and expect to continue to rely, on third parties for the production and distribution of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements include reporting of cGMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register the establishments where the approved products are made with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current and potential product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

The BPCIA includes, among other provisions:

•	A 12-year exclusivity period from the date of first licensure of the reference product, during which approval of a 351(k) application referencing that product may not be made effective;
•	A four-year exclusivity period from the date of first licensure of the reference product, during which a 351(k) application referencing that product may not be submitted; and
•	An exclusivity period for certain biological products that have been approved through the 351(k) pathway as interchangeable biosimilars.

The BPCIA also establishes procedures for identifying and resolving patent disputes involving applications submitted under section 351(k) of the PHS Act.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric clinical trial in accordance with an FDA-issued “Written Request” for such a clinical trial.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate effect, implementation, and meaning of the BPCIA is subject to uncertainty.

Additional U.S. Regulation

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and similar state laws, each as amended.

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, may affect our business. These and other laws govern our use, handling and disposal of various biological, chemical, and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith is unlikely to have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Federal and State Fraud and Abuse Laws

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the U.S. Department of Health and Human Services, for instance, the Office of Inspector General, DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. These federal and state laws, which generally will not be applicable to us or our current and potential product candidates unless and until we obtain FDA marketing approval for any of our current and potential product candidates, include, among others, anti-kickback statutes, false claims statutes, transparency laws, privacy and regulation regarding providing drug samples, sales and marketing activities and our relationships with customers and payors as follows.

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, recommending, ordering, or arranging for the purchase, lease, recommendation or order of any health care item or service reimbursable, in whole or in part, under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

HIPAA created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payers, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, or knowingly making, using, or causing to be made or used, a false statement to get a false claim paid. Several pharmaceutical and other health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses.

The majority of states also have statutes or regulations similar to the federal Anti-Kickback Statute and false claims laws, which apply to items and services, reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer.

We may also be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and their respective implementing regulations, including the final Omnibus Rule published in 2013, imposes requirements on certain types of entities, including mandatory contractual terms, relating to the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards and certain privacy standards directly applicable to business associates, which are independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other and from HIPAA in significant ways and may not have the same requirements, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, annually report to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures”. Certain states also mandate implementation of compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices, and/or require the tracking and reporting of gifts, compensation, and other remuneration to healthcare providers and entities.

Because of the breadth of these laws and the narrowness of the exceptions and safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition, and results of operations. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to, without limitation, significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

In addition, as part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved products to physicians. This practice is regulated by the FDA and other governmental authorities, including, in particular, requirements concerning record keeping and control procedures. Any failure to comply with the regulations may result in significant criminal and civil penalties as well as damage to our credibility in the marketplace.

Coverage and Reimbursement

In many of the markets where we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to reimbursement programs with varying price control mechanisms. In the United States, significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain product approval. Often private payers follow the coverage and reimbursement decisions of the Medicare program, and it is difficult to predict how CMS may decide to cover and reimburse approved products, especially novel products, and those determinations are subject to change.

Moreover, the process for determining whether a third-party payer will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payer will pay for the drug product. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payer not to cover our current and potential product candidates could reduce physician utilization of our products once approved. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a drug product does not assure that other payers will also provide coverage for the drug product. Coverage and reimbursement for new products can differ significantly from payer to payer. As a result, the coverage determination process will require us to provide scientific and clinical support for the use of our products to each payer separately and will be a time-consuming process. Additionally, third-party reimbursement may not be available or may not be adequate to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, an emphasis on cost containment measures in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Third-party payers are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drugs, medical devices and medical services, in addition to questioning safety and efficacy. If these third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Health Care Reform

In March 2010, the Affordable Care Act was enacted, which affected, and may further affect, health care financing and delivery by both governmental and private insurers, and therefore the pharmaceutical and biotechnology industry. The Affordable Care Act has affected and may continue to affect existing government healthcare programs and may result in the development of new programs.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•

a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our current and potential product candidates, that are inhaled, infused, instilled, implanted or injected;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and

•	a licensure framework for follow on biologic products.

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. Further, in January 2017, Congress adopted a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the Affordable Care Act.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal year 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to the Bipartisan Budget Act of 2015, will remain in effect through 2025 unless additional Congressional action is taken. Further, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We anticipate that the Affordable Care Act and other legislative reforms will result in additional downward pressure on the price that we receive for any approved product, if covered, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

Environmental Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, may affect our business. These and other laws govern our use, handling and disposal of various biological, chemical, and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith is unlikely to have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to influence otherwise a person working in an official capacity.

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be subjected to different types of restrictions in different countries.

Whether or not we obtain FDA approval for a product, we must obtain the required approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application equivalent to an IND prior to the commencement of human clinical trials. In the European Union, for example, a clinical trial authorization, or CTA, must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trials may start.

The requirements and process governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP, applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension, or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution in those countries.

Employees

As of April 6,2018, we had four full-time employees and one part-time employee, and accordingly, a high percentage of the work performed for our development projects is outsourced to qualified independent contractors.

Geographic Information

During 2017 and 2016 all of our long-lived assets were located in the United States of America.

Corporate Information

We were incorporated in Delaware in April 2009. Our principal executive offices are located at 100 Congress Avenue, Suite 2000, Austin, TX 78701, and our telephone number is (512) 370-4081. Our corporate website address is www.genprex.com.

Information contained on, or that can be accessed through, our website or social medial sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available (free of charge) on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

We have proprietary rights to a number of trademarks, including Oncoprex™, that are used in this Annual Report on Form 10-K. Solely for convenience, the trademarks and trade names in this Annual Report on From 10-K are generally referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

We qualify as an “emerging growth company” as the term is used in The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and therefore, we may take advantage of certain exemptions from various public company reporting requirements, including:

•	a requirement to only have two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis;
•	exemption from the auditor attestation requirement on the effectiveness of our internal controls over financial reporting;
•	reduced disclosure obligations regarding executive compensation; and
•	exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments.

We may take advantage of these provisions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our capital stock held by nonaffiliates or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some, but not all, of the available benefits of the JOBS Act. We have taken advantage of some of the reduced reporting requirements in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Annual Report on Form 10-K, including the financial statements and the related notes, before making a decision to purchase, hold or sell our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We intend to use the proceeds from the recently completed initial public offering of our common stock to advance Oncoprex through clinical development, as well as for other purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Oncoprex. If the FDA requires that we perform additional preclinical studies or clinical trials, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of Oncoprex would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Oncoprex will not increase.

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

Some of these factors are outside of our control. The net proceeds from the recently completed initial public offering of our common stock were approximately $5.0 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us. We expect that the net proceeds from the recently completed initial public offering of our common stock and our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through at least the next 10 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We do not believe that our existing capital resources and the proceeds of our initial public offering will be sufficient to enable us to complete the development and commercialization of Oncoprex. Accordingly, we expect that we will need to raise additional funds in the future.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we could be forced to halt operations. Accordingly, our business may fail, in which case you would lose the entire amount of your investment in our common stock.

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

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, our independent registered public accounting firm has included in its audit opinion for the years ended December 31, 2017 and 2016 a statement that there is substantial doubt as to our ability to continue as a going concern as a result of our recurring losses and financial condition on December 31, 2017 and 2016, unless we are able to obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement by our auditors, our current lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. If we become unable to obtain additional capital and to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to December 31, 2017, we incurred an accumulated deficit of approximately $17.5 million. We incurred net losses of approximately $3.3 million and approximately $4.1 million for the years ended December 31, 2017 and 2016, respectively.

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

If we reach an agreement with the FDA regarding expanded patient enrollment and defined patient cohorts, then we plan to amend the trial protocol accordingly and proceed with the amended protocol at MD Anderson and several additional clinical trial sites.   Amendments to the Phase II clinical trial protocol will require approval of the Investigational Review Board, or IRB, of each site where the amended trial is conducted. If we do not reach an agreement with the FDA on these changes, then we plan to reopen enrollment in the current version of the Phase II trial at MD Anderson and at additional clinical trial sites. In that event, we will need to provide MD Anderson with plans and funding to move ahead with the trial. Whether under the original protocol or a revised protocol, we intend to use a portion of the proceeds of the recently completed initial public offering of our common stock to add additional clinical trial sites.

A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including, but not limited to, a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects, or other adverse initial experiences or findings. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•	inability to obtain sufficient funds required for a clinical trial;
•	inability to reach agreements on acceptable terms with current or prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and
•	may vary significantly among different CROs and trial sites;
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

In our Phase I clinical trial of Oncoprex as a monotherapy, the only serious adverse events, defined as grade 3, 4 or 5 events under the Common Terminology Criteria for Adverse Events, or CTCAE, published by the U.S. Department of Health and Human Services, were grade 3 fever and grade 3 hypotension, and the only dose-limiting toxicities were two episodes of transient grade 3 hypophosphatemia (abnormally low levels of phosphate in the blood).

The Phase I portion of our Phase I/II trial combining Oncoprex with erlotinib was a dose escalation study with the primary purpose of determining the MTD. Dose Limiting Toxicities were defined as grade 3, 4, or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1 (Oncoprex .045 mg/kg plus erlotinib 100 mg), one subject had grade 3 adverse events of fatigue, muscle weakness, and hyponatremia (low sodium level) considered to be related to the study treatment (erlotinib); therefore, three additional subjects were treated at this dose level (six subjects total), none of whom suffered a Dose Limiting Toxicity. At dose level 2 (Oncoprex .06 mg/kg plus erlotinib 100 mg), there were no Dose Limiting Toxicities. At dose level 3 (Oncoprex .45 mg/kg plus erlotinib 150 mg), one subject had a grade 3 rash considered to be related to the study treatment (erlotinib); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects suffered a Dose Limiting Toxicity at dose level 3. At dose level 4 (Oncoprex .06 mg/kg plus erlotinib 150 mg), there were no Dose Limiting Toxicities; thus dose level 4 was determined to be the MTD. None of the 10 subjects treated to date in the Phase II portion of the Phase I/II trial suffered a Dose Limiting Toxicity.

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

•

the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products and to justify the level of coverage and reimbursement relative to other therapies, with no assurance that coverage and adequate reimbursement will be obtained. Third party payors may also have difficulty in determining the appropriate coverage of Oncoprex and our other potential product candidates that are combination products, if approved, due to the fact that they are combination products that include another drug. To the extent there are any delays in determining such coverage or inadequate coverage and reimbursement for all aspects of our combination therapies, it would adversely affect the market acceptance, demand and use of our current and potential product candidates. Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

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

Although we intend to rely on third-party manufacturers for commercialization, we currently utilize a sole source manufacturer to support our clinical trials. We may be unable to negotiate binding agreements with this manufacturer or additional manufacturers to support our commercialization activities at commercially reasonable terms.

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

Our leading drug candidate, Oncoprex, is based upon patents and related technology covered by a patent and technology license agreement between The University of Texas MD Anderson Cancer Center, or MD Anderson, and Introgen Therapeutics, Inc. (such technology license agreement is referred to as the “MD Anderson License Agreement”), under which we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property. In 2007, the MD Anderson License Agreement was sublicensed by Introgen Therapeutics, Inc. to Introgen Research Institute, Inc., a Texas corporation (IRI) and in 2009 this sublicense was assigned by IRI to us, and we granted back to IRI a nonexclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations. IRI also agreed in 2011 to provide additional technology licensing opportunities and services to us in return for monthly payments and our obligation to pay to IRI a royalty of one percent (1%) on sales of products licensed to us under the MD Anderson License Agreement. We also granted a non-exclusive, royalty-free sublicense to IRI in 2011 for non-commercial research purposes. IRI’s obligations to provide additional technology licensing opportunities and services to us, and our obligation to make monthly payments to IRI, were terminated in 2012; however, our obligation to pay the one percent (1%) royalty to IRI upon sales of products licensed to us under the MD Anderson License Agreement is ongoing. This royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us. IRI is controlled by Rodney Varner and his immediate family members. Mr. Varner is currently Chairman of our board of directors, having joined our board of directors on August 15, 2012, and has been our President and Chief Executive Officer since August 29, 2012; accordingly, in 2009 and 2011, when the above referenced agreements between IRI and Genprex were entered into, Mr. Varner was neither a member of our board of directors nor an executive officer of Genprex. When the 2011 agreement was entered into, Mr. Varner was deemed to be an “affiliate of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party. We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the US PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ an outside firm and rely on our outside counsel to pay these fees due to non-US patent agencies. The US PTO and various non-US governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

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

As of April 6, 2018, we had four full-time employees and one part-time employee. As we advance our current and potential product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Risks Related to Owning Our Common Stock

The market price of our common stock may be highly volatile, and you may lose all or part of your investment.

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

Our common stock is listed on The Nasdaq Capital Market.  We cannot assure you that, in the future, our securities will meet the continued listing requirements to be listed on The Nasdaq Capital Market. If The Nasdaq Capital Market delists our common stock, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed the recently completed initial public offering of our common stock, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the recently completed initial public offering of our common stock, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in nonconvertible debt during the prior three-year period.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of the recently completed initial public offering of our common stock. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change in its equity ownership by “5-percent shareholders” of greater than 50 percentage points (by value) over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and certain other pre-change tax attributes (such as research tax credits) to offset its post-change taxable income and taxes, as applicable, may be limited. We have completed multiple rounds of financing since our inception which may have resulted in an ownership change or could result in an ownership change in the future. We have not completed a Section 382 and 383 analysis regarding any limitations on our NOLs and research and development credit carryforwards and such limitations could be significant. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, our ability to use our NOLs and research and development credit carryforwards to offset our U.S. federal taxable income and taxes, as applicable, may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, similar rules may apply and there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. There were 13,035,004 shares of common stock outstanding as of April 6, 2018. Of these shares, 1,180,000 of the 1,280,000 shares sold in our initial public offering are freely tradable, without restriction, in the public market.

The remaining 11,855,004 shares offering will be restricted as a result of securities laws or lock-up agreements. The lock-up agreements pertaining to our initial public offering will expire on September 24, 2018, 180 days from the date of the underwriting agreement entered into in connection with our initial public offering. Network 1 Financial Securities, Inc., the underwriter of our initial public offering, may, however, in its sole discretion, permit our officers, directors and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.  These remaining shares will generally become available for sale in the public market as follows:

•	up to 345,086 restricted or control shares are eligible for sale, subject to compliance with applicable securities laws; and
•	up to another 11,509,918 restricted shares will be eligible for sale upon the expiration of lock-up agreements, also subject to compliance with applicable securities laws.

In addition, as of April 6, 2018, 7,575,209 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plan or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and applicable securities laws. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We intend to seek to raise additional funds, and we may finance acquisitions or develop strategic relationships, in each case by issuing equity or convertible debt securities in addition to the shares issued in the recently completed initial public offering of our common stock, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, in some instances without action or vote of the stockholders, to issue our authorized but unissued shares of common or preferred stock. Our amended and restated certificate of incorporation authorizes us to issue up to 200,000,000 shares of voting common stock and 10,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under our 2018 Plan is 6,788,749 shares. Additionally, the number of shares of our common stock reserved for issuance under our 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We have granted to Network 1 Financial Securities, Inc. the underwriter of our initial public offering, an over-allotment option, which is exercisable on or before May 12, 2018, 45 days from the date of the underwriting agreement entered into in connection with our initial public offering and which permits the underwriter to purchase up to 192,000 additional shares of our common stock (15% of the shares sold in our initial public offering) from us to cover over-allotments, if any. If the underwriter exercises all or part of this option, the underwriter will purchase shares covered by the option at the price of $5.00 per share, less the underwriting discount.

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

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 26.6% of our outstanding common stock. Accordingly, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that purchasers in the recently completed initial public offering of our common stock do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

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

•

provide that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision may limit a stockholder’s ability to bring such an action in a judicial forum that it finds favorable for such actions and may discourage such actions.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate and executive offices are in located in a leased facility in Austin, Texas. The current lease is month-to-month. We are evaluating leasing opportunities in Austin, Texas, and expect to negotiate a new lease in the coming weeks. We believe our current facilities and those that we believe are available to us are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Capital Market under the symbol “GNPX” on March 29, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of April 6, 2018, there were approximately 133 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. In addition, the terms of our loan and security agreement prohibit us from paying cash dividends.

Securities Authorized for Issuance Under Our Equity Compensation Plans

The following table sets forth information as of December 31, 2017 regarding shares of common stock that may be issued under our 2009 Equity Incentive Plan or upon the exercise of warrants issued to a provider of services to us, in each case after giving effect to the 6.6841954-for-1 forward split of our common stock effected in connection with the completion of our initial public offering in April 2018. As of the closing of our initial public offering, no additional equity awards will be made under our 2009 Equity Incentive Plan. In connection with the closing of our initial public offering on April 3, 2018, our 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan became effective.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	2,628,749	$1.31	554,963
Equity compensation plans not approved by stockholders (1)	205,404	$4.87	—

(1)	Consists of two warrants issued to a provider of services to us.

Recent Sales of Unregistered Securities

During the 12 months ended December 31, 2017, we issued and sold the following unregistered securities (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K), in each case giving effect to the conversion of each share of our outstanding preferred stock into one share of our common stock and the 6.6841954-for-1 forward split of our common stock effected in connection with the completion of our initial public offering in April 2018:

(1)	On January 1, April 1, July 1 and October 1, 2017, we issued an aggregate of 133,684 shares of our common stock to a consultant in consideration of services provided by the consultant.

(2)

On June 7, August 1 and September 1, 2017, we entered into a series of subscription agreements with various investors, pursuant to which we issued and sold to such investors an aggregate of 150,214 shares of our preferred stock at a purchase price of $5.27 per share, and received gross proceeds of $793,971.

(3)	On May 15, 2017, we granted 73,526 shares of our common stock under our 2009 Equity Incentive Plan to one of our employees.

The offers, sales and issuances of the securities described in paragraphs (1) and (2) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D.

The offer, sale and issuance of the securities described in paragraph (3) were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 thereunder in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipient of such securities was our employee and received the securities under our 2009 Plan.

Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds

On December 29, 2017, our Registration Statement on Form S-1, as amended (file No. 333-219386) was declared effective by the SEC for our initial public offering of common stock. We issued 1,280,000 shares of common stock at an offering price of $5.00 per share for gross proceeds of $6.4 million.  After deducting underwriting discounts, commissions and offering costs incurred by us of $1.375 million, the net proceeds from the offering were $5.025 million.  The offering was completed on April 3, 2018. The lead underwriter for the offering was Network 1 Financial Securities, Inc. No offering costs were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

We used approximately $200,000 of the net proceeds of our initial public offering to repay a loan from Domecq Sebastian, LLC, an owner of 10% or more of our common stock, as discussed under “Certain Relationships and Related Transactions, and Director Independence – Loan from Domecq Sebastian, LLC.”

We used approximately $25,000 of the net proceeds of our initial public offering to repay a loan from Viet Ly, an owner of 10% or more of our common stock, as discussed under “Certain Relationships and Related Transactions, and Director Independence – Loan from Viet Ly.”

We used approximately $45,000 of the net proceeds of our initial public offering to repay a loan from Rodney Varner, our Chief Executive Officer and an owner of 10% or more of our common stock, as discussed under “Certain Relationships and Related Transactions, and Director Independence – Loan from Rodney Varner.”

There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus filed with the SEC on March 29, 2018 relating to the recently completed initial public offering of our common stock. Through April 6, 2018, we have used approximately $260,000 of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from the recently completed initial public offering of our common stock in fixed, non-speculative income instruments.

We have granted to Network 1 Financial Securities, Inc. an over-allotment option, which is exercisable on or before May 12, 2018, 45 days from the date of the underwriting agreement entered into in connection with our initial public offering and which permits the Network 1 Financial securities, Inc. to purchase up to 192,000 additional shares of our common stock (15% of the shares sold in our initial public offering) from us to cover over-allotments, if any. If the underwriter exercises all or part of this option, the underwriter will purchase shares covered by the option at the price of $5.00 per share, less the underwriting discount.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the related notes thereto, each included elsewhere in this Annual Report on Form 10-K.

The statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended December 31,
	2017	2016
Statement of Operations Data:
Revenues	$—	$—
Depreciation	3,242	862
Research and development expense	289,934	354,883
General and administrative expense	3,019,171	3,776,414
Net loss	$(3,314,157)	$(4,132,159)
Net loss per share—basic and diluted	$(0.29)	$(0.38)
Weighted average number of common shares—basic and diluted	11,500,032	10,834,685

	As of December 31,
	2017	2016
Balance Sheet Data:
Cash	$161,251	$1,602,295
Working capital	(637,390)	1,353,167
Total assets	1,259,538	1,910,529
Accumulated deficit	(17,452,352)	(14,138,195)
Total stockholders’ equity	428,574	1,624,868

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward- looking statements include, but are not limited to, those discussed in “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

On April 3, 2018, we completed our initial public offering, in which we sold an aggregate of 1,280,000 shares of our common stock at $5.00 per share, resulting in net proceeds of $5.025 million after underwriting discounts, commissions and offering expenses.

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

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted, on our behalf, by third-party service providers, which include the conduct of pre-clinical studies and clinical trials and use of contract research and manufacturing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. These costs are a significant component of our research and development expenses.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to December 31, 2017. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into three categories: research and development, general and administrative, and depreciation.

Research and development. Research and development expenses consist primarily of:

•	costs incurred to conduct research, such as the discovery and development of our current and potential product candidates;
•	costs related to production and storage of clinical supplies, including fees paid to contract manufacturers, manufacturing consultants, and cold-storage facilities;
•

fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as patient screening fees, laboratory work, and statistical compilation and analysis; and

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

General and administrative. General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase following our initial public offering due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations, and other costs associated with being a public company.

Depreciation. Depreciation expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate computer and office equipment to have a 5-year life.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following summarizes our results of operations for the years ended December 31, 2017 and 2016.

Research and Development Expense. Research and development expense consists primarily of the discovery and development of our current and potential product candidates; costs related to production of clinical supplies, including fees paid to contract manufacturers, fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data; and costs related to compliance with drug development regulatory requirements.

Research and development expense was $289,934 for the year ended December 31, 2017 as compared to $354,883 for the year ended December 31, 2016. This slight decrease of $64,949 was primarily due to the Company’s greater emphasis on completing the initial public offering in 2017.

We expect research and development expense to increase significantly in future periods as we expand our clinical and research programs.

General and Administrative Expense. General and administrative expense primarily consists of personnel costs, travel, information technology, facilities, and professional service fees. Professional services fees primarily consist of legal, accounting and consulting costs.

General and administrative expense for the year ended December 31, 2017 was $3,019,171 as compared to $3,776,414 for the year ended December 31, 2016. The $757,243 decrease in general and administrative expense is related primarily to a larger than normal equity-based compensation amount issued in 2016 to recruit leadership and technical talent to our team. Excluding this expense, an increase of $576,283 for the year ended December 31, 2017 versus December 31, 2016 was primarily due to increased headcount, associated employee-related expenses, and expenses related to the Company’s initial public offering.

We expect general and administrative expense to increase in future periods due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company.

Interest Expense. Interest expense was $1,890 and $0 for the years ended December 31, 2017 and 2016, respectively. This increase of $1,890 was entirely due to increase in utilization of debt in 2017 compared to the prior year.

Depreciation Expense. Depreciation expense was $3,242 and $862 for the years ended December 31, 2017 and 2016, respectively. Depreciation is generated from our fixed assets, which consist only of computer equipment at this time. The slight increase of $2,380 in depreciation is due to additional equipment purchased and utilized by new employees during the year ended in 2017.

Liquidity and Capital Resources

From our inception through December 31, 2017, we have never generated revenue from product sales and have incurred net losses in each year since inception. As of December 31, 2017, we had an accumulated deficit of $17,452,352. We have funded our operations primarily through the sale and issuance of preferred stock. In connection with our initial public offering, we converted all preferred stock to common stock and forward-split the common stock on a 6.6841954-to-1 basis. During 2016, we sold 76,577 shares of Series G preferred stock at $35.33 per share, or 511,852 shares of common stock at $5.29 per share taking into account the conversion and forward-split, to various investment funds for a total of $2,705,872. During 2017, we sold 22,473 shares of Series G preferred stock at $35.33 per share or 150,211 shares of common stock at $5.29 per share taking into account the conversion and forward-split, for a total of $793,971.

As of December 31, 2017, we had $161,251 in cash.

We believe the net proceeds of our recent public offering, together with the cash at December 31, 2017, will be sufficient to meet our cash, operational and liquidity requirements for at least 10 months.

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

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(2,171,594)	$(1,248,263)
Net cash used in investing activities	(63,421)	(89,534)
Net cash provided by financing activities	793,971	2,705,872
Net (decrease) increase in cash	(1,441,044)	1,368,075

Cash used in operating activities

Net cash used in operating activities was $2,171,594 and $1,248,263 for the years ended December 31, 2017 and 2016, respectively. The $923,331 increase in net cash used in operating activities was primarily due to increased headcount, associated employee-related expenses, and expenses related to the Company’s initial public offering.

Cash used in investing activities

Net cash used in investing activities was $63,421 and $89,534 for the years ended December 31, 2017 and 2016, respectively. The decrease of $26,113 was primarily due to increased patent prosecution expenses necessary to protect our intellectual property during the year ended December 31, 2016.

Cash provided by financing activities

Net cash provided by financing activities was $793,971 and $2,705,872 for the years ended December 31, 2017 and 2016, respectively. The $1,911,901 decrease in net cash provided by financing activities was primarily due to the Company’s strategic financial activities during the 2016 year in order to raise sufficient capital to expand clinical operations and prepare for an initial public offering in the coming year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of December 31, 2017, we had cash of $161,251 consisting of cash and investments in money market funds. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included after Part IV of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and directors as of April 10, 2018.

Name	Age	Position
Executive Officers
J. Rodney Varner	61	Chief Executive Officer, Secretary, Director and Chairman of the Board of Directors
Julien L. Pham, MD, MPH	41	President and Chief Operating Officer
Ryan M. Confer	36	Chief Financial Officer

Non-Employee Directors
David E. Friedman	54	Director
Robert W. Pearson	55	Director

Set forth below is biographical information about each of the individuals named in the tables above:

Executive Officers

J. Rodney Varner is a co-founder of Genprex and has served as our Chief Executive Officer and Secretary, and as a member of our board of directors and as Chairman of our board of directors since August 2012. Mr. Varner also served as our President until April 10, 2018.  Mr. Varner served as a partner of the law firm Wilson & Varner, LLP, since 1991. Mr. Varner has more than thirty-five years of legal experience with large and small law firms, and as outside general counsel of a Nasdaq listed company. Mr. Varner has represented for-profit and non-profit companies at the board of directors or senior management levels in a wide variety of contractual, business, tax and securities matters, including technology transfers, licensing, collaboration and research agreements, clinical trial contracts, pharmaceutical and biologics manufacturing and process development contracts, state and federal grants, including NIH and SBA grants, corporate governance and fiduciary issues, and real estate matters. Mr. Varner served as counsel in company formation, mergers and acquisitions, capital raising, other business transactions, protection of trade secrets and other intellectual property, real estate, and business litigation. Mr. Varner is a member of the State Bar of Texas and has been admitted to practice before the United States Court of Appeals for the Fifth Circuit and the United States Tax Court. Mr. Varner received his BBA, with high honors, from Texas A&M University and his J.D. from The University of Texas School of Law.

Julien L. Pham, MD, MPH has served as our Chief Operating Officer since October 2016 and as our President since April 10, 2018. In March 2013, Dr. Pham co-founded RubiconMD, a healthcare IT company that connects primary care providers to specialists for additional guidance and opinions on medical cases, and served as its Chief Medical Officer from March 2013 to September 2016. Prior to co-founding RubiconMD, Dr. Pham served on the faculty at Harvard Medical School’s Brigham and Women’s Hospital, where he joined as a fellow in July 2008 and became an Associate Physician in the Division of Nephrology in August 2011. Dr. Pham has over fifteen years of leadership experience in clinical settings and in emerging medical technology companies. During this time, he has held various research and teaching positions including Chief Residency in Internal Medicine and Pediatrics at the University of Illinois at Chicago Medical Center, and has received multiple awards including excellence in teaching awards from AOA and Harvard Medical School. He is a board-certified internal medicine doctor and nephrologist. Dr. Pham has received NIH research funding for translational research while at Harvard Medical School, and he has published in basic science, translational, and health policy fields. He holds a BS in Cell and Molecular Biology from University of Washington and received his MD from the University of Washington School of Medicine and his MPH at the Harvard School of Public Health.

Ryan M. Confer has served as our Chief Financial Officer since September 2016. From December 2013 through September 2016, he served as our Chief Operating and Financial Officer, and from June 2011 to December 2013 as our business Manager. Mr. Confer has served us in a variety of strategic, operations, and finance capacities since our inception in 2009 both as a consultant through his own firm, Confer Capital, Inc., and as an employee. Mr. Confer has over ten years of executive experience in planning, launching, developing, and growing emerging technology companies and has served in the chief operating and chief financial roles for non-profit and for-profit entities since 2008. Mr. Confer has also served as an international business development consultant for the University of Texas at Austin’s IC2 Institute, where he focused on evaluating the commercialization potential of nascent technologies in domestic and international markets applicable to technology incubator programs associated with the University. Mr. Confer holds a BS in finance and legal studies from Bloomsburg University of Pennsylvania and an MS in technology commercialization from the McCombs School of Business at the University of Texas at Austin.

Each of Mr. Varner, Dr. Pham and Mr. Confer is currently a full-time employee of Genprex. Mr. Varner spends fewer than 10 hours per month on duties relating to Wilson & Varner, LLP; Dr. Pham spends fewer than 10 hours per month in continuing medical practice to comply with licensing requirements; and Mr. Confer spends fewer than 10 hours per month providing financial consulting services to other companies that are not competitive with us.

Non-Employee Directors

David E. Friedman has served as a member of our board of directors since August 2012. Since August 2010, Mr. Friedman has served as a partner of TCG Group Holdings, an Austin, Texas based SEC-registered investment advisor to separately-managed institutional and private client accounts. In addition, since January 2012, Mr. Friedman has served as a managing partner of ACM Investment Management, which manages hedge fund assets acquired from KeyCorp, the bank holding company parent of KeyBank. From 2006 to 2010, Mr. Friedman served as the Chief Operating Officer of Austin Capital Management, which was owned by KeyCorp, where he led the company’s non-investment functions, including all legal, finance, investor relations, technology and operations teams. Before joining Austin Capital, Mr. Friedman was a Director on the Global Prime Brokerage desk of Citigroup in New York, and an associate at the law firm of Proskauer Rose in its New York headquarters. Mr. Friedman received his BS in management from Tulane University and his JD from Duke University School of Law. He is admitted to the Bar of the State of New York and holds FINRA Series 4, 7, 24 and 63 securities registrations. We believe that Mr. Friedman’s unique and valuable mix of high-level and relevant finance, legal and operations experience makes him a well-rounded business leader and a valuable member of our board of directors.

Robert W. Pearson has served as a member of our board of directors since July 2012. In June 2009, Mr. Pearson joined W2O Group, a global network of complementary marketing, communications, research and development firms, and has held a number of senior positions at W2O Group, including Chief Technology Officer, President and since February 2017, Vice Chair and Chief Innovation Officer. From March 2012 to February 2017, Mr. Pearson served as President of W2O, and from June 2009 to March 2012 as its Chief Technology & Media Officer. From 2007 to 2009, Mr. Pearson served as Dell Inc.’s Vice President, Communities and Conversations, and before that as its Vice President, Corporate Group Communications. From 2003 to 2006, Mr. Pearson served as Head of Global Corporate Communications and as Head of Global Pharma Communications at Novartis Pharmaceuticals, where he also served on the Pharma Executive Committee. Before joining Novartis, Mr. Pearson served as President, The Americas and Chair, Healthcare Practice for GCI Group, a global public relations consultancy, and was responsible for creating and building the firm’s global healthcare practice. Mr. Pearson previously served as Vice President of Media and Public Affairs at Rhone-Poulenc Rorer, or RPR (now Sanofi-Aventis) and worked at RPR and Ciba-Geigy in communications and pharmaceutical field sales. Mr. Pearson holds a BA from the University of North Carolina at Greensboro and an MBA from Fairleigh Dickinson University. We believe that Mr. Pearson’s senior management experience at international pharmaceutical companies and public relations/ investor relations firms, as well as with start up businesses, and his knowledge and personal contacts in the pharmaceutical industry, and his business management acumen, make him a valuable member of our board of directors.

Board Composition

The primary responsibilities of our board of directors are to provide oversight, strategic guidance, counseling and direction to our management. Our board of directors meets on a regular basis and additionally as required. Our board of directors currently consists of three directors.

In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes with staggered, three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our directors are divided among the three classes as follows:

•	the Class I director will be David Friedman, and his term will expire at our first annual meeting of stockholders following the recently completed initial public offering of our common stock;
•	the Class II director will be Robert Pearson, and his term will expire at our second annual meeting of stockholders following the recently completed initial public offering of our common stock; and
•	the Class III director will be Rodney Varner, and his term will expire at the third annual meeting of stockholders following the recently completed initial public offering of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the authorized number of directors may be changed only by resolution of the board of directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our company. Our directors may be removed only for cause by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock entitled to vote in the election of directors.

Director Independence

Our common stock is listed on The Nasdaq Capital Market. Under the listing requirements and rules of The Nasdaq Capital Market, independent directors must constitute a majority of a listed company’s board of directors within 12 months after its initial public offering. In addition, the rules of The Nasdaq Capital Market require that, subject to specified exceptions and phase-in periods following its initial public offering, each member of a listed company’s audit, compensation and nominating and governance committee be independent, and that a listed company’s audit committee must have at least three members and a listed company’s compensation committee must have at least two members. Under the rules of The Nasdaq Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We intend to rely on the phase-in rules of The Nasdaq Capital Market with respect to the independence of our board of directors and the audit committee. In accordance with these phase-in provisions, our board of directors and the audit, compensation, and nominating and corporate governance committees have at least two independent members, and all members will be independent within one year of the effective date of the registration statement relating to the recently completed initial public offering of our common stock.

Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act, or Rule 10A-3. To be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of a company’s audit committee, the company’s board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that other than Rodney Varner, our President and CEO who serves on the board of directors as the Chairman, each of our directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the listing requirements and rules of The Nasdaq Capital Market and under the applicable rules and regulations of the SEC. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of David Friedman and Robert Pearson. The chair of our audit committee is Mr. Friedman, who our board of directors has determined is an “audit committee financial expert” as that term is defined by the SEC rules implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under the listing standards of The Nasdaq Capital Market. Our board of directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their experience in the corporate finance sector.

The responsibilities of our audit committee include:

•	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
•	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;
•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•	discussing our risk management policies;
•	reviewing and approving or ratifying any related person transactions; and
•	preparing the audit committee report required by SEC rules.

Compensation Committee

Our compensation committee consists of David Friedman and Robert Pearson. The chair of our compensation committee is Mr. Pearson.

The responsibilities of our compensation committee include:

•	reviewing and approving, or recommending that our board of directors approve, the compensation of our chief executive officer and our other executive officers;
•	reviewing and recommending to our board of directors the compensation of our directors;
•	selecting independent compensation consultants and advisers and assessing whether there are any conflicts of interest with any of the committees compensation advisers; and
•	reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of David Friedman and Robert Pearson. The chair of our nominating and corporate governance committee is Mr. Friedman.

The responsibilities of our nominating and corporate governance committee include:

•	identifying individuals qualified to become members of our board;
•	recommending to our board the persons to be nominated for election as directors and for appointment to each of the board’s committees;
•	reviewing and making recommendations to our board with respect to management succession planning;
•	developing and recommending to our board corporate governance principles; and
•	overseeing a periodic evaluation of our board.

Role of the Board in Risk Oversight

The audit committee of our board is primarily responsible for overseeing our risk management processes on behalf of our board. Going forward, we expect that the audit committee will receive reports from management on at least a quarterly basis regarding our assessment of risks. In addition, the audit committee reports regularly to our board, which also considers our risk profile. The audit committee and our board focus on the most significant risks we face and our general risk management strategies. While our board oversees our risk management, management is responsible for day-to-day risk management team processes.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company with the SEC. Officers, directors and stockholders holding more than ten percent (10%) of the outstanding capital stock of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

During the fiscal year ended December 31, 2017, the Company was not subject to the requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics, or Ethics Code, that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Ethics Code is available on our website at www.genprex.com. If we make any substantive amendments to the Ethics Code or grant any waiver from a provision of the Ethics Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website or in a current report on Form 8-K.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2017, which consist of our principal executive officer and our two other most highly compensated executive officers, are:

•	J. Rodney Varner, our Chief Executive Officer;
•	Julien L. Pham, M.D., M.P.H., our President and Chief Operating Officer; and
•	Ryan M. Confer, our Chief Financial Officer

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	All other compensation ($)(2)	Total ($)
J. Rodney Varner
Chief Executive Officer	2017	300,000	—	34,069	334,069
Julien L. Pham
Chief Operating Officer	2017	285,000	—	16,515	301,515
Ryan M. Confer
Chief Financial Officer	2017	180,000	388,630	16,492	585,122

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock awards granted during 2017. These amounts have been computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 5 to our financial statements included elsewhere in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)

This column reflects medical and term life insurance premiums paid by us on behalf of each of the named executive officers. The insurance benefits are provided to the named executive officers on the same terms as provided to all of our regular full-time employees. For more information regarding these benefits, see below under “—Perquisites, Health, Welfare and Retirement Benefits.”

Annual Base Salary

The base salary of our named executive officers is generally determined and approved periodically or in connection with the commencement of employment of the executive, by our board of directors. As of December 31, 2017, base salaries for our named executive officers, which became effective as of October 1, 2016 for Mr. Varner and Mr. Confer, and as of October 23, 2016 for Dr. Pham, are provided below.

Name	2017 Base Salary ($)
J. Rodney Varner	300,000
Julien Pham	285,000
Ryan Confer	180,000

Bonus Compensation

From time to time our board of directors or compensation committee may approve bonuses for our named executive officers based on individual performance, company performance or as otherwise determined appropriate. In 2017, our executive officers were not entitled to any target or minimum bonus and no specific performance goals or bonus program were established for our named executive officers.

Pursuant to Mr. Varner’s employment agreement, he is eligible to receive an annual cash bonus upon the achievement of performance objectives mutually agreed between Mr. Varner and the board of directors.

Pursuant to Mr. Confer’s employment agreement, he is eligible to receive an annual cash bonus upon the achievement of performance objectives mutually agreed between Mr. Confer and the board of directors.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our named executive officers. The board of directors is responsible for approving equity grants. As of the date of this Form 10-K, stock awards in exchange for services were the only form of equity awards we granted to our named executive officers in 2017.

We have historically used stock options as an incentive for long-term compensation to our named executive officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at no less than the fair market value of our common stock on the date of grant. We may grant equity awards at such times as our board of directors determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option in connection with their commencement of employment with us. Additional grants may be made periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to the recently completed initial public offering of our common stock, we granted all stock options pursuant to our 2009 Equity Incentive Plan. Following our initial public offering, we will grant equity incentive awards under the terms of our 2018 Equity Incentive Plan.

All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our stock option awards generally vest over a four-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “—Outstanding Equity Awards at Fiscal Year-End.”

In May 2017, the board of directors granted an award of 73,526 shares of common stock to Mr. Confer in consideration of past services. Each of these shares had a value of $5.29 per share and was fully vested on the date of grant.

Agreements with Named Executive Officers

Employment Agreement with Rodney Varner

We have entered into an employment agreement with Mr. Varner, our Chief Executive Officer, which became effective in April 2018, following the closing of the recently completed initial public offering of our common stock. Mr. Varner’s employment under the agreement is at will and may be terminated at any time by us or by him. Under the terms of the agreement, Mr. Varner is initially entitled to receive an annual base salary of $350,000. The agreement provides that the Company may pay Mr. Varner a bonus as described above under “—Bonus Compensation” and provides that the Company may grant to Mr. Varner options to purchase shares of common stock.

The agreement provides that during the term of Mr. Varner’s employment with us and for one year after the termination of his employment, Mr. Varner will not encourage any of our employees or consultants to leave Genprex and will not compete or assist others to compete with us.

If, prior to a change of control, we terminate Mr. Varner’s employment without cause or if Mr. Varner resigns for good reason, and Mr. Varner delivers to us a signed settlement agreement and general release of claims, we are obligated to pay Mr. Varner: (i) a severance payment equal to 18 months of Mr. Varner’s base salary then in effect; (ii) a payment equal to Mr. Varner’s then applicable annual target bonus, calculated at full attainment; (iii) reimbursement of COBRA premium payments made by Mr. Varner for the 12 months following such termination; and (iv) acceleration as to 100% of Mr. Varner’s unvested equity awards from us, subject in the case of (i) and (ii) to our having at least $5 million in cash or cash equivalents and a net worth of at least $5 million on the date of termination.

If, within 12 months following a change of control, Mr. Varner’s employment is terminated without cause or Mr. Varner resigns for good reason, and he delivers to us a signed settlement agreement and general release of claims, we are obligated to pay Mr. Varner: (i) a severance payment equal to 18 months of Mr. Varner’s base salary then in effect; (ii) a payment equal to Mr. Varner’s then applicable target bonus for 18 months, calculated at full attainment; (iii) reimbursement of COBRA premium payments made by Mr. Varner for the 18 months following such termination; and (iv) acceleration as to 100% of Mr. Varner’s unvested equity awards from us, subject in the case of (i) and (ii) to our having at least $5 million in cash or cash equivalents and a net worth of at least $5 million on the date of termination.

For the purposes of Mr. Varner’s employment agreement, “cause” means the occurrence of any of the following events: (i) a determination by our board of directors that Mr. Varner’s performance is unsatisfactory after there has been delivered to him a written demand for performance which describes the specific deficiencies in his performance and the specific manner in which his performance must be improved, and which provides 30 business days from the date of notice to remedy such performance deficiencies; (ii) Mr. Varner’s conviction of or plea of nolo contendere to a felony or a crime involving moral turpitude which our board of directors reasonably finds has had or will have a detrimental effect on our reputation or business; (iii) Mr. Varner’s engaging in an act of gross negligence or willful misconduct in the performance of his employment obligations and duties that materially harms us; (iv) Mr. Varner’s committing an act of fraud against, material misconduct or willful misappropriation of property belonging to us; or (v) Mr. Varner’s material breach of his confidentiality, invention assignment and noncompetition agreement with us or of any other unauthorized misuse of our trade secrets or proprietary information.

For purposes of Mr. Varner’s employment agreement, “good reason” means the occurrence of any of the following taken without Mr. Varner’s written consent and conditioned on (a) his providing us with notice of the basis for such resignation for good reason, (b) our failure to cure the event constituting good reason within 30 days after notice and (c) his termination of his employment within 30 days following the expiration of the cure period: (i) a material change in Mr. Varner’s position, titles, offices or duties; (ii) an assignment of any significant duties to Mr. Varner that are inconsistent with his positions or offices held under his employment agreement; (iii) a decrease in Mr. Varner’s then current annual base salary by more than 10% (other than in connection with a general decrease in the salary of all of our other similarly situated employees); or (iv) the relocation of Mr. Varner to a facility or a location more than 50 miles from his then current location.

Employment Agreement with Julien Pham

In October 2016, we entered into an employment agreement with Dr. Pham, our President and Chief Operating Officer. Dr. Pham’s employment under the agreement is at will and may be terminated at any time by us or by him. Under the terms of the agreement, Dr. Pham is initially entitled to receive an annual base salary of $285,000 and an option to purchase shares of our common stock under our 2009 Plan.

On November 3, 2016, we granted Julien Pham an option to purchase 162,800 shares of common stock, at an exercise price of $5.29 per share. The option vests at a rate of 1/48 of the shares subject to the option each month following October 26, 2016.

The agreement provides that during the term of Dr. Pham’s employment with us and for one year after the termination of his employment, Dr. Pham will not encourage any of our employees or consultants to leave Genprex and will not compete or assist others to compete with us.

If Dr. Pham is employed by us for at least one year and we terminate Dr. Pham’s employment without cause or if Dr. Pham resigns for good reason, we are obligated to pay Dr. Pham, subject to our having at least $5 million in cash or cash equivalents and a net worth of at least $5 million on the date of termination, a severance payment equal to six months of Dr. Pham’s base salary then in effect.

For the purposes of Dr. Pham’s employment agreement, “cause” means the occurrence of any of the following events: (i) his failure or inability to perform his duties as described in the employment agreement; or (ii) his breach of the employment agreement. For purposes of Dr. Pham’s employment agreement, “good reason” means the occurrence of any of the following events: (i) Dr. Pham is not paid compensation under the employment agreement when due; (ii) Dr. Pham’s job title is changed without his consent; (iii) we or stockholders acting in concert sell a majority of our issued and outstanding shares in one transaction or a series of coordinated transactions to a single buyer or a group of buyers acting in concert with each other; or (iv) we sell substantially all of our assets.

Employment Agreement with Ryan Confer

We have entered into an employment agreement with Mr. Confer, our Chief Financial Officer, which became effective in April 2018, following the closing of the recently completed initial public offering of our common stock. Mr. Confer’s employment under the agreement is at will and may be terminated at any time by us or by him. Under the terms of the agreement, Mr. Confer is initially entitled to receive an annual base salary of $240,000. The agreement provides that the Company may pay Mr. Confer a bonus as described above under “—Bonus Compensation” and provides that the Company may grant to Mr. Confer options to purchase shares of common stock.

The agreement provides that during the term of Mr. Confer’s employment with us and for one year after the termination of his employment, Mr. Confer will not encourage any of our employees or consultants to leave Genprex and will not compete or assist others to compete with us.

If we terminate Mr. Confer’ employment without cause or if Mr. Confer resigns for good reason, and Mr. Confer delivers to us a signed settlement agreement and general release of claims, we are obligated to pay Mr. Confer: (i) a severance payment equal to 12 months of Mr. Confer’ base salary then in effect; (ii) a payment equal to Mr. Confer’s then applicable annual target bonus, calculated at full attainment; (iii) reimbursement of COBRA premium payments made by Mr. Confer for the 12 months following such termination; and (iv) acceleration as to 100% of Mr. Confer’s unvested equity awards from us, subject in the case of (i) and (ii) to our having at least $5 million in cash or cash equivalents and a net worth of at least $5 million on the date of termination.

For the purposes of Mr. Confer’s employment agreement, “cause” means the occurrence of any of the following events: (i) a determination by our board of directors that Mr. Confer’s performance is unsatisfactory after there has been delivered to him a written demand for performance which describes the specific deficiencies in his performance and the specific manner in which his performance must be improved, and which provides 30 business days from the date of notice to remedy such performance deficiencies; (ii) Mr. Confer’s conviction of or plea of nolo contendere to a felony or a crime involving moral turpitude which our board of directors reasonably finds has had or will have a detrimental effect on our reputation or business; (iii) Mr. Confer’s engaging in an act of gross negligence or willful misconduct in the performance of his employment obligations and duties that materially harms us; (iv) Mr. Confer’s committing an act of fraud against, material misconduct or willful misappropriation of property belonging to us; or (v) Mr. Confer’s material breach of his confidentiality, invention assignment and noncompetition agreement with us or of any other unauthorized misuse of our trade secrets or proprietary information.

For purposes of Mr. Confer’s employment agreement, “good reason” means the occurrence of any of the following taken without Mr. Confer’s written consent and conditioned on (a) his providing us with notice of the basis for such resignation for good reason, (b) our failure to cure the event constituting good reason within 30 days after notice and (c) his termination of his employment within 30 days following the expiration of the cure period: (i) a material change in Mr. Confer’s position, titles, offices or duties; (ii) an assignment of any significant duties to Mr. Confer that are inconsistent with his positions or offices held under his employment agreement; (iii) a decrease in Mr. Confer’s then current annual base salary by more than 10% (other than in connection with a general decrease in the salary of all of our other similarly situated employees); or (iv) the relocation of Mr. Confer to a facility or a location more than 50 miles from his then current location.

Any potential payments and benefits due upon a qualifying termination of employment or a change in control are further described below under “—Potential Payments and Benefits upon Termination or Change in Control.”

Potential Payments and Benefits upon Termination or Change in Control

Regardless of the manner in which a named executive officer’s service terminates, each named executive officer is entitled to receive amounts earned during his term of service, including unpaid salary. In addition, each Mr. Varner, Dr. Pham and Mr. Confer is entitled to receive certain benefits upon our termination of his employment without cause or his resignation for good reason, and Mr. Varner is entitled to receive certain additional benefits upon such a termination or resignation within 12 months after a change of control, all as provided above under “—Agreements with Named Executive Officers.”

Each of our named executive officers holds stock options that were granted subject to the general terms and termination and change in control provisions of our 2009 Equity Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our named executive officers that were outstanding as of December 31, 2017.

	Option Awards(1)
Name	Grant Date	Number of securities underlying unexercised option (#) exercisable	Number of securities underlying unexercised option (#) unexercisable		Option exercise price ($)(2)	Option expiration date
J. Rodney Varner	4/11/2016	645,572	—		$0.96	4/11/2026
Julien Pham	11/3/2016	47,483	115,317	(3)	$5.29	11/3/2026
Ryan Confer	7/25/2012	116,973	—		$0.01	7/25/2022
	4/11/2016	161,396	—		$0.96	4/11/2026
	11/3/2016	86,894	—		$5.29	11/3/2026

(1)

All of the outstanding stock option awards were granted under and subject to the terms of our 2009 Equity Incentive Plan. As of December 31, 2017, each option award becomes exercisable as it becomes vested and all vesting is subject to the executive’s continuous service with us through the vesting dates and the potential vesting acceleration described above under “—Potential Payments and Benefits upon Termination or Change in Control.”

(2)

All of the stock option awards were granted with a per share exercise price no less than the fair market value of one share of our common stock on the date of grant, as determined in good faith by our board of directors.

(3)	3,392 shares will vest each month until October 25, 2020.

Perquisites, Health, Welfare and Retirement Benefits

Our named executive officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, dental, vision, employee whole life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We do not provide a 401(k) plan to our employees at this time.

We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. We do, however, pay the premiums for medical, dental, vision, employee whole life, disability and accidental death and dismemberment insurance for all of our employees, including our named executive officers. Our board of directors may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interests.

Director Compensation

Historically, we have not paid cash compensation to any of our non-employee directors for service on our board of directors. We did not pay equity compensation to our non-employee directors in 2017 for service on our board of directors.

We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our board of directors and committees of our board of directors.

Our board of directors adopted a new compensation policy in September 2017 that became effective upon the completion of the recently completed initial public offering of our common stock and will be applicable to all of our non-employee directors. This compensation policy provides that each such non-employee director may receive any of the following compensation elements for service on our board of directors:

•	an annual cash retainer of $25,000;
•

for each non-employee director who first joins our board of directors, an initial option grant to purchase shares of our common stock with a value of $175,000, pro rated monthly for the period between the date of our last annual meeting of stockholders and the date such non-employee director first joins our board of directors, on the date of commencement of service on the board, vesting on the earlier of the one-year anniversary of the grant date or the day prior to the next annual meeting of stockholders; and

•

an annual option grant to purchase shares of our common stock having a value of $175,000 for each non-employee director serving on the board of directors on the date of our annual stockholder meeting, vesting one year following the grant date.

Each of the option grants described above will vest and become exercisable subject to the director’s continuous service to us, provided that each option will vest in full upon a change in control (as defined under our 2018 Equity Incentive Plan). The term of each option will be 10 years, subject to earlier termination as provided in the 2018 Equity Incentive Plan. The options will be granted under our 2018 Equity Incentive Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 6, 2018, regarding beneficial ownership of our capital stock by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;
•	each of our directors;
•	each of our named executive officers; and
•	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 13,035,004 shares of common stock outstanding as of April 6, 2018. Options to purchase shares of our common stock that are exercisable within 60 days of April 6, 2018, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person's ownership percentage

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Genprex, Inc., 100 Congress Ave., Suite 2000, Austin, Texas 78701.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders
Christy Mallinson Nance(1)	3,167,694	24.0%
Jack A. Roth, MD, FACS(2)	2,388,851	18.3%
Viet-An Hoan Ly and affiliated entities(3)	1,772,630	13.0%
Texas Treasury Safekeeping Trust Company(4)	1,235,219	9.5%
Directors and Named Executive Officers
J. Rodney Varner(5)	2,804,459	20.5%
Julien Pham(6)	64,441	*
Ryan Confer(7)	438,789	3.3%
David E. Friedman(8)	307,111	2.3%
Robert W. Pearson(9)	307,111	2.3%
All current executive officers and directors as a group (5 persons)(5)(6)(7)(8)(9)	3,921,911	26.6%

*	Represents beneficial ownership of less than 1%.
(1)

Includes 2,956,298 shares of common stock held by Domecq Sebastian, LLC and 161,396 shares of common stock that Domecq Sebastian, LLC has the right to acquire from us within 60 days of April 6, 2018 pursuant to the exercise of stock options. Domecq Sebastian, LLC is affiliated with David Nance, a former director and officer who is now deceased. Christy Mallinson Nance holds voting and dispositive power of the securities held by Domecq Sebastian, LLC. The address of Domecq Sebastian, LLC is 8203 Scenic Ridge Cove, Austin, Texas 78735.

(2)

Includes 1,338,999 shares of common stock held by JREG Investments, Ltd. Dr. Roth holds voting and dispositive power over the shares held by JREG Investments, Ltd. The address of JREG Investments, Ltd. and of Dr. Roth is 6516 Brompton Road, Houston, Texas 77005.

(3)

Includes (a) 583,008 shares of common stock held by Inception Fund LP, (b) 475,974 shares of common stock held by Tangletrade Fund LP, (c) 102,000 shares of common stock held by Inception Incubator Limited, (d) 3,154 shares of common stock held by Blackbox Data LLC, (e) 9,023 shares of common stock held by New Path Mining LLC, (f) 542,656 shares of common stock that Viet-An Hoan Ly has the right to acquire from us within 60 days of April 6, 2018 pursuant to the exercise of a warrant and (g) 56,815 shares of common stock that Mr. Ly has the right to acquire from us within 60 days of April 6, 2018 pursuant to the exercise of stock options. Viet-An Hoan Ly holds voting and dispositive power over the shares held by Inception Fund, Tangletrade Fund LP, Inception Incubator Limited, Blackbox Data LLC and New Path Mining LLC. The address of each of these entities and of Mr. Ly is 5400 Carillon Point Road, Building 5000, Kirkland, Washington 98033.

(4)

Paul Ballard, the Chief Executive Officer of the Texas Treasury Safekeeping Trust Company, holds voting and dispositive power of the securities held by the Texas Treasury Safekeeping Trust Company. The address of the Texas Treasury Safekeeping Trust Company is 208 East 10th Street, Austin, Texas 78701.

(5)

Includes (a) 1,614,152 shares of common stock held by Laura Lane Biosciences, LLC and (b) 645,572 shares of common stock that Mr. Varner has the right to acquire from us within 60 days of April 6, 2018 pursuant to the exercise of stock options. Mr. Varner holds voting power over the shares held by Laura Lane Biosciences, LLC.

(6)	Consists of 64,441 shares of common stock that Dr. Pham has the right to acquire from us within 60 days of April 6, 2018 pursuant to the exercise of stock options.
(7)	Consists of 73,526 shares of common stock and 365,263 shares of common stock that Mr. Confer has the right to acquire from us within 60 days of April 6, 2018 pursuant to the exercise of stock options.
(8)	Consists of 307,111 shares of common stock that Mr. Friedman has the right to acquire from us within 60 days of April 6, 2018 pursuant to the exercise of stock options.
(9)	Consists of 307,111 shares of common stock that Mr. Pearson has the right to acquire from us within 60 days of April 6, 2018 pursuant to the exercise of stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2016 to which we have been a party, in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2017 and 2016, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.” Share and per-share amounts presented below give effect to the 6.6841954-for-1 forward split of our common stock effected in connection with the completion of our initial public offering in April 2018

Issuances of Securities to Domecq Sebastian, LLC

In April 2016, we issued an option to purchase 161,396 shares of our common stock with an exercise price of $0.96 per share, to Domecq Sebastian, LLC, the beneficial owner of more than 5% of a class of our voting securities which is affiliated with David Nance, a former director and officer who is now deceased, in exchange for services provided by that entity.

Loan from Domecq Sebastian, LLC

On December 8, 2017, we received a loan from Domecq Sebastian, LLC in the amount of $200,000 and executed a Promissory Note under which we agreed to repay the loan on or before March 31, 2018, with interest at a rate of 15% per annum. We have repaid this note with a portion of the proceeds of the recently completed initial public offering of our common stock.

Purchase of Shares in the Offering by Christy Mallinson Nance

Christy Mallinson Nance, who holds voting and dispositive power over the securities held by Domecq Sebastian, LLC, purchased an aggregate of 50,000 shares of our common stock in our recent initial public offering.

Issuances of Securities to Jack A. Roth, MD, FACS

Pursuant to a Consulting Agreement between us and Jack A. Roth, MD, FACS, the beneficial owner of more than 5% of a class of our voting securities and the Chairman of our SMA Board, we issue to Dr. Roth an aggregate of 133,683 shares of our common stock each year. We issue these shares to Dr. Roth at the beginning of each calendar quarter. Under this arrangement, we issued to Dr. Roth an aggregate of 133,683 shares of our common stock in each of 2016 and 2017.

Purchase of Shares in the Offering by JREG Investments, Ltd.

JREG Investments, Ltd., an affiliate of Dr. Roth, purchased an aggregate of 40,000 shares of our common stock in our recent initial public offering.

Issuances of Securities to Viet-An Hoan Ly

Series G Preferred Stock

From January 1, 2016 to December 31, 2017, we entered into a series of subscription agreements with various investment funds affiliated with Viet-An Hoan Ly, who is, together with his affiliated investment funds, a beneficial owner of more than 5% of a class of our voting securities, pursuant to which we issued and sold to such entities an aggregate of 687,621 shares of our Series G preferred stock at a purchase price of $5.29 per share, and received gross proceeds of approximately $3.6 million.

Warrants to Purchase Common Stock

In November 2016, we issued to Mr. Ly a warrant exercisable for an aggregate of 542,656 shares of our voting common stock, with an exercise price of $5.29 per share. The purchase price of the warrant was $8,119. That warrant is currently exercisable, expires on November 1, 2026, and is currently outstanding.

Options to Purchase Common Stock

In April 2016, we granted to Mr. Ly an option to purchase 56,815 shares of our common stock, with an exercise price of $0.96 per share. This option was fully vested at the time of grant and is currently outstanding.

Loan from Viet Ly

On March 9, 2018, we received a loan from Viet Ly in the amount of $25,000 and executed a Promissory Note under which we agreed to repay the loan on or before June 9, 2018, with no interest rate if paid prior to maturity and a rate of 10% per annum if not paid on maturity. We have repaid this note with a portion of the proceeds of the recently completed initial public offering of our common stock.

Services Provided by Confer Capital, Inc.

We paid $65,000 in 2016 to Confer Capital, Inc., an entity affiliated with Ryan Confer, our Chief Financial Officer. Confer Capital, Inc. provided strategic, financial, and executive managerial services to us at times when Ryan Confer was not our employee.

Royalty Payments to Introgen Research Institute, Inc.

Pursuant to an Amended Collaboration and Assignment Agreement dated July 1, 2011 between us and Introgen Research Institute, Inc., or IRI (the “2011 IRI Collaboration Agreement”), we are obligated to IRI a royalty of 1% of net sales of licensed products and 1% of certain other payments received by us, with respect to intellectual property owned by MD Anderson and licensed to us by IRI. This royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the Technology Sublicense Agreement. IRI is affiliated with Rodney Varner, our Chief Executive

Officer and the Chairman of our board of directors. We made no payments under the 2011 IRI Collaboration Agreement in 2016 or 2017.

Loan from Rodney Varner

On March 28, 2018, we received a loan from Rodney Varner in the amount of $45,000 and executed a Promissory Note under which we agreed to repay the loan on or before April 6, 2018, with no interest rate if paid prior to maturity and a rate of 10% per annum if not paid on maturity. We have repaid this note with a portion of the proceeds from the recently completed initial public offering of our common stock.

Purchase of Shares in the Offering by Rodney Varner

Mr. Varner purchased an aggregate of 10,000 shares of our common stock in the recently completed initial public offering of our common stock.

Employment and Consulting Arrangements

In October 2016, we entered into an employment agreement with Julien Pham, our President and Chief Operating Officer. This agreement is described in the section titled “Executive Compensation.” In April 2018, we entered into an employment agreement with each of Rodney Varner, our Chief Executive Officer and Ryan Confer, our Chief Financial Officer, each of which employment agreements became effective upon the closing of the recently completed initial public offering of our common stock.

Pursuant to a Consulting Agreement dated November 5, 2009, we pay to Jack A. Roth, MD, FACS, annual cash fees at the highest amount which is consistent with the policies of MD Anderson, increased annually by a percentage equal to the automatic cost of living adjustment set forth for Social Security. Under this arrangement, we paid Dr. Roth an aggregate of $192,191 in 2016 and $197,192 in 2017.

Stock Options Granted to Executive Officers and Directors

We have granted stock options and shares of our common stock to our executive officers, as more fully described in the section titled “Executive Compensation.”

In April 2016, we granted Rodney Varner an option to purchase 645,572 shares of common stock and we granted to each of Ryan Confer, David Friedman and Robert Pearson an option to purchase 161,396 shares of common stock, each at an exercise price of $0.96 per share. Each option was fully vested on the date of grant.

In November 2016, we granted Julien Pham an option to purchase 162,800 shares of common stock, at an exercise price of $5.29 per share. The option vests at a rate of 1/48 of the shares subject to the option each month following October 26, 2016.

Also in November 2016, we granted Ryan Confer an option to purchase 86,894 shares of common stock, at an exercise price of $5.29 per share. Each option was fully vested on the date of grant.

Indemnification Agreements

We have entered, and intend to continue to enter, into separate indemnification agreements with each of our directors and executive officers.

Policies and Procedures for Transactions with Related Persons

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds the lesser of $120,000 and one percent of the average of our total assets for our last two completed fiscal years.

Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than five percent of our common stock, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our board of directors) for review. The presentation must include a description of, among other things, all of the parties thereto, the direct and indirect interests of the related persons, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee or another independent body of our board of directors takes into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The following table sets forth the fees billed by Daszkal Bolton LLP for audit, audit-related, tax and all other services rendered for 2017 and 2016:

Fee Category	2017	2016
Audit Fees	$67,099	$23,000
Audit-Related Fees
Tax Fees	3,400	3,300
All Other Fees		7,000
Total Fees	$70,499	$33,300

Audit Fees.    Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our initial public offering. Included in the 2017 audit fees is $56,599 of fees billed in connection with our initial public offering in April 2018.

Tax Fees.    Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions' income tax returns.

The audit committee pre-approved all services performed.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)Financial statements.

The financial statements and supplementary data required by this item begin on page F-1.

(a)(2)Financial Statement Schedules.

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3)Exhibits.

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 16. Form 10–K Summary.

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Genprex, Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genprex Inc. (the “Company”) at December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has no revenues, sustained recurring losses from operations and increased accumulated deficits since inception. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2014.

Boca Raton, Florida

April 17, 2018

Genprex, Inc.

Balance Sheets

	2017	2016
Assets
Current assets:
Cash	$161,251	$1,602,295
Accounts receivable	8,844	8,181
Prepaid expenses and other	23,479	28,352
Total current assets	193,574	1,638,828

Property and equipment, net	7,804	5,157

Other assets:
Deferred offering costs	759,591	25,507
Intellectual property, net	298,569	241,037
Total other assets	1,058,161	266,544

Total assets	$1,259,538	$1,910,529

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$629,074	$285,661
Other current liabilities	201,890	—
Total current liabilities	830,964	285,661

Investment unit	—	—

Commitments and contingencies

Stockholders' equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 11,721,584 and 11,364,167 shares issued and outstanding, respectively	11,721	11,364
Additional paid-in capital	17,869,205	15,751,699
Accumulated deficit	(17,452,352)	(14,138,195)
Total stockholders' equity	428,574	1,624,868

Total liabilities and stockholders' equity	$1,259,538	$1,910,529

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Operations

	Year Ended
	December 31,
	2017	2016
Revenues	$—	$—

Cost and expenses:
Depreciation	3,242	862
Research and development	289,934	354,883
General and administrative	3,019,171	3,776,414
Total costs and expenses	3,312,347	4,132,159

Operating loss	(3,312,347)	(4,132,159)

Other income (expense):
Interest income	80	—
Interest expense	(1,890)	—
Other income (expense)	(1,810)	—

Net loss	$(3,314,157)	$(4,132,159)

Net loss per share	(0.29)	(0.38)

Weighted average number of shares
Weighted average number of common shares (basic and diluted)	11,500,032	10,834,685

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock
					Additional
					Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2015	10,728,100	$10,728	—	$—	$10,389,045	$(10,006,036)	$393,737
Issuance of stock for cash	511,852	512	—	—	2,705,360	—	2,705,872
Issuance of stock for services	124,215	124	—	—	419,326	—	419,450
Share based compensation	—	—	—	—	2,237,968	—	2,237,968
Net loss	—	—	—	—	—	(4,132,159)	(4,132,159)
Balance at December 31, 2016	11,364,167	$11,364	—	$—	$15,751,699	$(14,138,195)	$1,624,868
Issuance of stock for cash	150,211	150	—	—	793,821	—	793,971
Issuance of stock for services	207,206	207	—	—	1,095,023	—	1,095,230
Share based compensation	—	—	—	—	228,662	—	228,662
Net loss	—	—	—	—	—	(3,314,157)	(3,314,157)
Balance at December 31, 2017	11,721,584	$11,721	—	$—	$17,869,205	$(17,452,352)	$428,574

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Cash Flows

	2017	2016
Cash flows from operating activities:
Net loss	$(3,314,157)	$(4,132,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,242	862
Share based compensation	1,323,892	2,657,418
Changes in operating assets and liabilities:
Accounts receivable	(663)	(875)
Prepaid expenses and other	4,873	(19,828)
Deposits	—	2,519
Deferred offering costs	(734,084)	(25,507)
Accounts payable and accrued expenses	545,303	269,307
Net cash used in operating activities	(2,171,594)	(1,248,263)

Cash flows from investing activities:
Additions to property and equipment	(5,889)	(4,978)
Additions to intellectual property	(57,532)	(84,556)
Net cash used in investing activities	(63,421)	(89,534)

Cash flows from financing activities:
Proceeds from issuances of common stock	793,971	2,705,872
Net cash provided by financing activities	793,971	2,705,872

Net (decrease) increase in cash	(1,441,044)	1,368,075

Cash, beginning of year	1,602,295	234,220

Cash, end of year	$161,251	$1,602,295

See accompanying notes to the financial statements

Genprex, Inc.

Notes to Financial Statements

Note 1 – Description of Business and Basis of Presentation

Genprex, Inc. ("we" or "the Company"), is a privately held, clinical-stage biopharmaceutical company developing immunogene therapies for cancer.  Our first product candidate, branded as Oncoprex™, is in phase II clinical trials for lung cancer patients in the United States.

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

Management recognizes that we must obtain additional resources to successfully commercialize our intellectual property.  To date, we have received funding in the form of equity and debt, and have recently secured a capital market transaction through an initial public offering. We plan to continue to raise funds to support or programs in 2018 and beyond. However, no assurances can be given that we will be successful in raising additional capital.  If we are not able to timely and successfully raise additional capital, the timing of our clinical trials, financial condition and results of operations will continue to be materially affected. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

The accompanying audited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the related periods. The results of operations for any interim periods are not necessarily indicative of results to be expected for the full year.  A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Capital Stock

In connection with the Company’s completed IPO (see Subsequent Events Note) in April 2018, all of the Company’s Preferred Stock and Non-Voting Common Stock were converted into shares of the Company’s Common Stock. The Company’s Common Stock was then forward-split at a ratio of 6.6841954-to-1. Furthermore, prior to the closing of the IPO, the Company’s Certificate of Incorporation was amended and restated to provide the Company with the authority to issue up to 210,000,000 shares of stock consisting of 200,000,000 shares of Common Stock at a par value of $0.001 per share and 10,000,000 shares of Preferred Stock at a par value of $0.001 per share.

Restatement of Balance Sheet at December 31, 2016

Subsequent to the auditors’ issuance of their report on our December 31, 2016 financial statements, management became aware of a scrivener’s error in the terms of certain options granted, resulting in a $136,810 increase in share-based compensation (accumulated deficit) and additional paid-in capital during the fourth quarter of 2016.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have no cash equivalents, and had $0 and $1,351,868 in excess of FDIC insured limits of $250,000 at December 31, 2017 and December 31, 2016 respectively.

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

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Instruments with primarily unobservable value drivers.

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.  Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

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

Awards

In 2010, we were awarded $4.5 million from the State of Texas Emerging Technology Fund ("TETF").  The award was received in two tranches of $2.25 million during 2010 and 2011.  The award proceeds were used for the development and future commercialization of our nanomolecular therapy product for the treatment of cancer.  In consideration for the award, we provided the TETF with an "Investment Unit", consisting of (i) a Promissory Note ("Note") and (ii) a right to purchase our equity shares ("Warrant").  The funds received for this award were assigned to the Investment Unit, and classified separately from equity as "mezzanine" in the balance sheet.

In 2010, we also were awarded approximately $244,500 from the U.S. Treasury Department for our QTDP Program Nanoparticle Therapy for Lung Cancer.  The award was received during 2011 for our historical activities, and required no prospective expenditures.  We accounted for these funds received as revenue at that time.

Intellectual Property

Intellectual property consists of external legal and related costs associated with patents and other proprietary technology acquired, licensed by, or maintained by us that we believe contribute to a probable economic benefit toward such patents and activities. These legal costs incurred in connection with the patent applications and patent maintenance are capitalized. Intellectual property is stated at cost, to be amortized on a straight-line basis over the estimated useful lives of the assets.

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

Financial Instruments

We have elected the Fair Value Option to account for the Investment Unit at fair value as a combined hybrid financial instrument containing a Warrant and a Note (see Investment Unit Note).  Prior to its exercise, the Warrant component was not classified within equity, as the exercise price of the warrants was affected by the market price of our stock in a future qualifying financing transaction and was not considered to be indexed to our own stock. The Note is not classified within liabilities, as our management can determine the timing of the repayment obligation, if any. As a result, the Warrant and Note that comprised the Investment Unit were aggregated and classified within the mezzanine section of the balance sheet.

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings.  There were no changes in the fair value of the Investment Unit at December 31, 2017.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2017 and December 31, 2016, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after December 31, 2017 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3 – Intellectual Property

We have exclusive license agreements on thirty (30) issued and two (2) pending patents for technologies developed by researchers at the National Cancer Institute, The University of Texas MD Anderson Cancer Center, and The University of Texas Southwestern Medical Center.  These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

Note 4 – Investment Unit

The Texas Emerging Technology Fund (“TETF”) was created as an incentive for economic development to the Texas economy by providing financial support that leverage private investment for the creation of high-quality technology jobs in Texas. The award received required us to comply with certain performance conditions to ensure the monies the Company received were used for development activities in the state of Texas, and that we maintained our corporate nexus in Texas. Further, in connection with the award, the Company issued an Investment Unit to the TETF. As further described below, the Investment Unit consists of a Promissory Note and a Right to Purchase:

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

On March 12, 2014, the TETF exercised its Right to Purchase for $0.001 per share, and we issued to the TETF an aggregate of 184,797 shares of our Series B preferred stock. Upon completion of the Company’s IPO, the TETF’s shares were converted to Common Stock and forward-split resulting in 1,235,219 shares of Common Stock.

Accounting for the Investment Unit

We accounted for the Investment Unit as a hybrid financial instrument under FASB Statement 155, and measured the Investment Unit at the amount of proceeds received from the TETF award. The First Qualifying Financial Transaction occurred during December 2013, resulting in an adjustment to the fair value of the Investment Unit in the amount of approximately $2.5 million. The TETF exercised the Warrant for $0.001 per share. We received notice of purchase from the TETF during March 2014, and issued 184,797 shares of series B Preferred Stock, which has since been converted to 1,235,219 shares of Common Stock upon completion of the Company’s IPO. Upon exercise by the TETF of the Warrant, the remaining component within the Investment Unit was the Promissory Note. The Investment Unit was valued at zero, because our obligation to repay the Promissory Note arises from an event of default (a failure to maintain the Texas Residency Requirement), which is an event which rests entirely within our control.

Note 5 – Equity

Stock Issuances

During the year ended December 31, 2017, we issued (i) 207,206 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $1,095,230 and we issued (ii) 22,473 shares of Series G Preferred Stock, which has since been converted to Common Stock and forward-split representing 150,211 shares of Common Stock, for cash of $793,971.

During the year ended December 31, 2016, we issued (i) 133,683 shares of Common Stock, on a forward-split basis, for service provided to us, valued at $469,450, we issued (ii) 76,577 shares of Series G Preferred Stock, which have since been converted to Common Stock and forward-split representing 511,852 shares of Common Stock for cash of $2,705,872, and we cancelled (iii) 9,468 shares of Series G Preferred Stock, representing 1,416 shares prior to the forward-split, valued at $50,000, due to nonperformance of services.

In October 2016, we hired a Chief Operating Officer.  Under the terms of the agreement, we granted options to purchase shares of our Common Stock equal to one and one-half percent (1.5%) of our issued and outstanding common shares then outstanding.  These options will vest ratably over 48 months.

Preferred Stock

In connection with the Company’s IPO, all Preferred Stock included in Series A through Series G, totaling 1,394,953 shares at December 31, 2017, were converted to 9,324,177 shares of Common Stock in associated with the forward-split (See Capital Stock Note). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $0.001 per share, none of which are outstanding as of December 31, 2017.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting Common Stock automatically converted to into Voting Common Stock on a one-to-one basis. Immediately following the completion of the IPO, the Company is authorized to issue 200,000,000 shares of Common Stock at a par value of $0.001 per share, which includes 200,000,000 shares of Voting Common Stock at a par value of $0.001.

Common Stock Purchase Warrants

Common Stock purchase warrant activity for years ended December 31, 2017 and December 31, 2016 respectively are as follows:

	Number of	Weighted Avg.
	Warrants	Exercise Price
Outstanding at January 1, 2016	205,404	$4.87
Issued	542,656	5.29
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2016	748,060	$5.17
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2017	748,060	$5.17

During November 2016, we granted warrants to purchase 542,656 shares of our voting Common Stock with a per share strike price of $5.29, taking into account the forward-split ratio from the Company’s IPO.  We received $8,119 for the purchase of these warrants.

Stock Options

We have outstanding stock options to purchase 2,628,749 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, that have been granted to various employees, vendors and independent contractors. These options vest over periods ranging from twelve (12) to forty-eight (48) months, are exercisable for a period of ten years, and enable the holders to purchase shares of our Common Stock at exercise prices ranging from $0.001 - $5.286. The per-share fair values of these options range from $0.001 to $2.68, based on Black-Scholes-Merton pricing models with the following assumptions.  The weighted average remaining contractual term for the outstanding options at December 31, 2017 and 2016 is 7.26 and 8.24, years, respectively.

Stock Options, continued

Stock option activity for the year ended December 31, 2017 and December 31, 2016, respectively, is as follows:

	Number of	Weighted Avg.
	Shares	Exercise Price

Balance, January 1, 2016	671,069	$0.01
Options granted	1,957,680	1.76
Options exercised	—	—
Options expired	—	—
Outstanding at December 31, 2016	2,628,749	$1.31
Options granted	—	—
Options exercised	—	—
Options expired	—	—
Outstanding at December 31, 2017	2,628,749	$1.31

Note 6 – Related Party Transactions

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

Confer Capital

Confer Capital, Inc (“Confer Capital”) is a technology commercialization advisory services company affiliated with Ryan Confer, current CFO. From time to time since the Company’s inception, Confer Capital provided strategic, financial, and executive managerial services to the Company when Ryan Confer was not considered a payroll employee. Additionally, Confer Capital has also incurred corporate expenses on our behalf and was reimbursed for these expenses. Mr. Confer provided $65,000 of consulting services to the Company during 2016 while not on Company payroll. These services were booked in account payable when the service period concluded in August 2016 and paid out in December 2016.

Domecq Sebastian, LLC

Domecq-Sebastian LLC (“Domecq”) is an entity affiliated with David Nance, a former director and officer who is now deceased. During December 2017, we entered into a promissory note with Domecq for a total amount of $200,000 that carries a 15% interest rate and is due and payable on or before March 31, 2018.The note carried an 18% interest rate if paid after March 31, 2018.The note was repaid in full on April 11, 2018.

Viet Ly

Viet Ly is a person associated with several investment funds that have invested in the Company since 2013. The Company entered into a consulting agreement with Mr. Ly in October 2016 for strategic financial and social media services. The Company agreed to pay Mr. Ly $7,500 per month for services and paid Mr. Ly a total of $90,000 during 2017.

Note 7 - Commitments and Contingencies

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

During October 2017, we received an informal demand from a former financial advisor, claiming that it is entitled to a warrant to purchase shares of common stock equal to three (3) percent of our outstanding shares at December 1, 2015. We believe this asserted claim lacks merit, and we intend to defend the claim vigorously.

Note 8 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	-34%
0%

At December 31, 2017, the Company has a net operating loss carryforward of approximately $8.0 million for Federal and state purposes.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2017 and December 31, 2016.  The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9 – Subsequent Events

Agreements

On March 9, 2018, we entered into a master service agreement with World Wide Holdings LLC dba Invictus Resources. The Company agreed to pay Invictus Resources $85,000 per month for press and investor relations services.

On April 16, 2018, we entered into an executive employment agreement with Chief Executive Officer, Rodney Varner. The Company agrees to pay Mr. Varner an annual base salary of $350,000. Mr. Varner is also eligible for a target bonus to be determined, reviewed, and approved by the board of directors.

On April 16, 2018, we entered into an executive employment agreement with Chief Financial Officer, Ryan Confer. The Company agrees to pay Mr. Confer an annual base salary of $240,000. Mr. Confer is also eligible for a target bonus to be determined, reviewed, and approved by the board of directors.

Promissory Notes

On March 9, 2018, we entered into a promissory note with Viet Ly for a total amount of $25,000 that carries a 10% interest rate and is due and payable on or before June 9, 2018.This note was repaid in full on April 6, 2018.

On March 28, 2018, we entered into a promissory note with Rodney Varner, Trustee, for a total amount of $45,000 that carries a 10% interest rate and is due and payable on or the earlier of (i) five days after funding of the Company’s initial public offering, or (ii) April 30, 2018. This note was repaid in full on April 5, 2018.

Initial Public Offering

On April 3, 2018, the Company completed its IPO, whereby the Company sold an aggregate of 1,280,000 shares of its common stock, at $5.00 per share, resulting in estimated net proceeds of $5,025,000 after underwriting discounts, commissions and estimated offering expenses of $895,000.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders has approved and adopted the Company’s 2018 Equity Incentive Plan (the 2018 Plan), which became effective on the completion of the IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options (ISOs), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants, and affiliates.

A total of 4,160,000 shares of Common Stock are available under the 2018 Plan, which includes 554,963 shares of Common Stock reserved for issuance under the 2009 Plan that were added to 2018 Plan. No further grants will be made under the 2009 Plan and any shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan will instead be added to the shares initially reserved under the 2018 Plan.

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 by 5% of the total number of shares of the Company’s Common Stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Administrator.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders has approved and adopted the Company’s 2018 Employee Stock Purchase Plan (the ESPP), which became effective on the completion of the IPO on April 3, 2018. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights granted to our eligible employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2019 by the lesser of 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a number determined by the Company’s Administrator.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

4.1

Form of Common Stock Certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

4.2

Texas Emerging Technology Fund Award and Security Agreement dated August 13, 2010 by and between the Registrant and The State of Texas, incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386, as amended, originally filed on July 21, 2017.

4.3

Investment Unit, dated August 13, 2010, issued to the State of Texas, incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

4.4

Warrant Agreement, dated December 17, 2015, issued to DABS Advanced Biotech Solutions, LLC, incorporated by reference to Exhibit 4.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

4.5

Warrant Agreement, dated December 17, 2015, issued to DABS Advanced Biotech Solutions, LLC, incorporated by reference to Exhibit 4.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

4.6

Warrant Agreement, dated November 3, 2016, issued to Viet Ly, incorporated by reference to Exhibit 4.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

4.7

Form of Underwriter’s Warrant Agreement, incorporated by reference to Exhibit 4.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.1+

Form of Indemnity Agreement by and between the Registrant and its directors and officers, incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.2+

Registrant’s 2009 Equity Incentive Plan and Forms of Grant Notices and Agreements thereunder, incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.3*+	Genprex, Inc. 2018 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder.

10.4*+	Genprex, Inc. 2018 Employee Stock Purchase Plan.

10.5+

Genprex, Inc. Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.6

Patent and Technology License Agreement dated effective July 20, 1994, by and between the Board of Regents of the University of Texas System, The University of Texas M.D. Anderson Cancer Center and Intron Therapeutics, Inc., incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.7

Amendment No. 3 to Patent and Technology License Agreement dated October 4, 2001, incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.8

Technology Sublicense Agreement effective March 7, 2007, by and between Introgen Therapeutics, Inc., and Introgen Research Institute, Inc., incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.9

Assignment and Collaboration Agreement effective April 13, 2009, by and between Gensolve, Inc. and the Registrant, incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

Exhibit Number	Description of Exhibit

10.10

Technology License Agreement dated as of February 26, 2010, by and between Introgen Research Institute, Inc. and P53, Inc., incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.11

Technology Sublicense Agreement effective June 1, 2011, by and between the Registrant and Introgen Research Institute, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.12

Amended Collaboration and Assignment Agreement effective July 1, 2011, by and between Introgen Research Institute, Inc. and the Registrant, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.13

Clinical Study Agreement dated February 10, 2014, by and between The University of Texas M.D. Anderson Cancer Center and the Registrant, incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.14

Amendment No. 1 to Clinical Study Agreement dated June 25, 2015, incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.15+

Employment agreement, dated October 23, 2016, by and between the Registrant and Julien L. Pham, M.D., M.P.H., incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.16*+	Executive Employment Agreement dated April 13, 2018, by and between the Registrant and Rodney Varner.

10.17*+	Executive Employment Agreement dated April 13, 2018, by and between the Registrant and Ryan Confer.

10.18

Master Service Agreement dated March 9, 2018, by and between the Registrant and World Wide Holdings, LLC d/b/a Invictus Resources, incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.
Date: April 17, 2018	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Rodney Varner and Ryan M. Confer as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Rodney Varner	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	April 17, 2018
J. Rodney Varner

/s/ Ryan M. Confer	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2018
Ryan M. Confer

/s/ David E. Friedman	Member of the Board of Directors	April 17, 2018
David E. Friedman

/s/ Robert W. Pearson	Member of the Board of Directors	April 17, 2018
Robert W. Pearson