Form 10-Q
period 2018-03-31
Genprex, Inc.
filed 2018-05-15
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 001-38244

GENPREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	90 - 0772347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1701 Trinity Street, Suite 3.322, Austin, TX	78705
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2018, the registrant had 13,896,926 shares of voting common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$24,485	$161,251
Accounts receivable	838	8,844
Prepaid expenses and other	33,074	23,479
Total current assets	58,397	193,574
Property and equipment, net	8,326	7,804
Other assets:
Deferred offering costs	1,012,106	759,591
Intellectual property, net	307,552	298,569
Total other assets	1,319,658	1,058,160
Total assets	$1,386,381	$1,259,538
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,149,008	$629,074
Notes payable - related parties	279,288	201,890
Total current liabilities	1,428,296	830,964
Investment unit	—	—
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 11,755,004 and 11,721,584 shares issued and outstanding, respectively	11,755	11,721
Additional paid-in capital	18,092,682	17,869,205
Accumulated deficit	(18,146,352)	(17,452,352)
Total stockholders’ equity (deficit)	(41,915)	428,574
Total liabilities and stockholders’ equity	$1,386,381	$1,259,538

See accompanying notes to the unaudited condensed financial statements

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$—	$—
Cost and expenses:
Depreciation	947	597
Research and development	51,621	68,364
General and administrative	634,063	682,342
Total costs and expenses	686,631	751,303
Operating loss	(686,631)	(751,303)
Interest income	28	—
Interest expense	(7,398)	—
Net loss	$(694,001)	$(751,303)
Net loss per share—basic and diluted	$(0.06)	$(0.07)
Weighted average number of common shares— basic and diluted	11,738,294	11,380,881

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(694,001)	$(751,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	947	597
Share based compensation	223,512	233,447
Changes in operating assets and liabilities:
Accounts receivable	8,006	8,182
Prepaid expenses and other	(9,595)	4,286
Deferred offering costs	(252,515)	(28,368)
Accounts payable and accrued expenses	519,934	(116,150)
Net cash used in operating activities	(203,712)	(649,309)
Cash flows from investing activities:
Additions to property and equipment	(1,469)	(2,751)
Additions to intellectual property	(8,983)	(20,227)
Net cash used in investing activities	(10,452)	(22,978)
Cash flows from financing activities:
Proceeds from notes payable - related parties	77,398	—
Net cash provided by financing activities	77,398	—
Net (decrease) in cash	(136,766)	(672,287)
Cash, beginning of period	161,251	1,602,295
Cash, end of period	$24,485	$930,008

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Business and Basis of Presentation

Genprex, Inc. ("we" or "the Company"), is a clinical stage gene therapy company developing a new approach to treating cancer, based upon a novel proprietary technology platform, including our initial product candidate, Oncoprex immunogene therapy for non-small cell lung cancer (NSCLC). Our platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

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

Capital Requirements, Liquidity and Going Concern Considerations

Our condensed financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed financial statements, we have sustained substantial losses from operations since inception and have no current source of revenue. In addition, we have used, rather than provided, cash in our operations. We expect to continue to incur significant expenditures to further clinical trials for the commercial development of our patents.

Management recognizes that we must obtain additional resources to successfully commercialize our intellectual property.  To date, we have received funding in the form of equity and debt, and we plan to seek additional funding in the future. However, no assurances can be given that we will be successful in raising additional capital.  If we are not able to timely and successfully raise additional capital, the timing of our clinical trials, financial condition and results of operations will continue to be materially affected. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities.

Note 2—Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2018. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC. A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

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

Use of Estimates

The preparation of our condensed financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have no cash equivalents, and had $0 in excess of FDIC insured limits of $250,000 at March 31, 2018 and December 31, 2017 respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

ASC 820, Fair Value Measurements and Disclosures, defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Research and Development Materials Costs

Research and development expenditures are comprised of costs incurred to conduct research and development activities. These include payments to collaborative research partners, including wages and associated employee benefits, facilities and overhead costs. These expenditures relate to Phase I and II clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in prepaid expenses.

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings.  There were no changes in the fair value of the Investment Unit at March 31, 2018.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after March 31, 2018 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

Note 4—Investment Unit

The Texas Emerging Technology Fund (“TETF”) was created as an incentive for economic development to the Texas economy by providing financial support that leverages private investment for the creation of high-quality technology jobs in Texas. The award received required us to comply with certain performance conditions to ensure the monies the Company received were used for development activities in the state of Texas, and that we maintained our corporate nexus in Texas. Further, in connection with the award, the Company issued an Investment Unit to the TETF. As further described below, the Investment Unit consists of a Promissory Note and a Right to Purchase.

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

On March 12, 2014, the TETF exercised its Right to Purchase for $0.001 per share, and we issued to the TETF an aggregate of 184,797 shares of our Series B preferred stock. These shares were subsequently forward-split and converted to 1,235,219 shares of Common Stock in connection with our IPO.

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

Note 5—Equity

Stock Issuances

During the quarter ended March 31, 2018, we issued (i) 33,420 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $176,650.

During the year ended December 31, 2017, we issued (i) 207,206 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $1,095,230 and we issued (ii) 22,473 shares of Series G Preferred Stock, which has since been converted to Common Stock and forward-split representing 150,211 shares of Common Stock, for cash of $793,971.

Preferred Stock

In connection with the Company’s IPO, all Preferred Stock included in Series A through Series G, totaling 1,394,953 shares at December 31, 2017, were converted to 9,324,177 shares of Common Stock as a result of the forward-split (See Capital Stock Note). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $0.001 per share, none of which is outstanding as of March 31, 2018.

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

Common Stock Purchase Warrants

Common Stock purchase warrant activity for the period and year ended March 31, 2018 and December 31, 2017 respectively are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at January 1, 2017	748,060	$5.17
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2017	748,060	$5.17
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at March 31, 2018	748,060	$5.17

Stock Options

We have outstanding stock options to purchase 2,628,749 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, that have been granted to various employees, vendors and independent contractors. These options vest over periods ranging from twelve (12) to forty-eight (48) months, are exercisable for a period of ten years, and enable the holders to purchase shares of our Common Stock at exercise prices ranging from $0.001 - $5.286. The per-share fair values of these options range from $0.001 to $2.68, based on Black-Scholes-Merton pricing models with the following assumptions.  The weighted average remaining contractual term for the outstanding options at March 31, 2018 and December 31, 2017 is 7.01 and 7.26 years, respectively.

There was no stock option activity for the three months ended March 31, 2018. Stock option activity for the quarter and year ended March 31, 2018 and December 31, 2017, respectively, is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at January 1, 2017	2,628,749	$1.31
Options granted	—	—
Options exercised	—	—
Options expired	—	—
Outstanding at December 31, 2017	2,628,749	$1.31
Options granted	—	—
Options exercised	—	—
Options expired	—	—
Outstanding at March 31, 2018	2,628,749	$1.31

Note 6—Related Party Transactions

Domecq Sebastian, LLC

Domecq-Sebastian LLC (“Domecq”) is an entity affiliated with David Nance, a former director and officer who is now deceased. During December 2017, we entered into a promissory note with Domecq for a total amount of $200,000 that carries a 15% interest rate and is due and payable on or before March 31, 2018. The note carries a 18% default interest on amounts paid after the maturity date. This note was subsequently repaid in full in April 2018.

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

Rodney Varner

Rodney Varner is the Company’s Chief Executive Officer. On March 28, 2018, we entered into a promissory note with Rodney Varner, Trustee, for a total amount of $45,000 that carries a 0% interest rate and is due and payable on or the earlier of (i) five days after funding of the Company’s initial public offering, or (ii) April 30, 2018, the maturity date. If paid after the maturity date, the note carries a 10% interest rate. This note was paid in full prior to the maturity date in April 2018.

Viet Ly

Viet Ly manages several investment funds that have provided the Company with investment funds since 2013. On March 9, 2018, we entered into a promissory note with Viet Ly for a total amount of $25,000 that carries a 0% interest rate and is due and payable on or before June 9, 2018, the maturity date. If paid after the maturity date, the note carries a 10% interest rate. This note was paid in full prior to the maturity date in April 2018.

Note 7—Commitments and Contingencies

Commitments

We have entered into a clinical trial agreement with the University of Texas MD Anderson Cancer Center to administer a Phase I/II clinical trial, combining FUS1-nanoparticles and Erlotinib in Stage IV lung cancer patients. The trial is expected to run through early 2019 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.

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
0%

At December 31, 2017, we have a net operating loss carryforward of approximately $8.0 million for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2018 and December 31, 2017. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9—Subsequent Events

Initial Public Offering

On April 3, 2018, the Company completed its IPO, whereby the Company sold an aggregate of 1,280,000 shares of its common stock, at $5.00 per share, resulting in estimated net proceeds of $5,025,000 after underwriting discounts, commissions and estimated offering expenses of $895,000. Additionally, the underwriters have been issued warrants to purchase common stock equal to 3% of the securities sold in the IPO, or 38,400 shares of Common Stock.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders has approved and adopted the Company’s 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the completion of the IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants, and affiliates.

A total of 4,160,000 shares of Common Stock are available under the 2018 Plan, which includes 554,963 shares of Common Stock reserved for issuance under our 2009 Equity Incentive Plan that were added to 2018 Plan. No further grants will be made under the 2009 Plan and any shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan will instead be added to the shares initially reserved under the 2018 Plan.

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 by 5% of the total number of shares of the Company’s Common Stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders has approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on the completion of the IPO on April 3, 2018. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights granted to our eligible employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2019 by the lesser of 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a number determined by the administrator of the ESPP.

Leases

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC, to establish and lease offices at the Cambridge Innovation Center at 1 Broadway, Floor 14, Cambridge, MA 02142. The Company does not have a long-term agreement in place to occupy this location, but rather occupies on a month-to-month basis.

On April 16, 2018, the Company also executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School located 1701 Trinity Street, Suite 3.322, Austin, Texas 78705. The Company pays $4,000 per month to occupy this location and the lease is effective until October 31, 2018.

Private Investment

On May 9, 2018, the Company completed a private placement, whereby the Company sold to investors an aggregate of 828,500 shares of its common stock at $12.07 per share and warrants to purchase up to 621,376 shares of the Company’s common stock with an initial exercise price equal to $15.62 per share. The per share price and warrant exercise price will automatically be adjusted lower, if applicable, based on the volume weighted average daily prices on the three days after the registration statement is declared effective and the Company's shareholders approve the transaction. In no event will the purchase price or warrant exercise price be less than $4.25 per share. The Company received net proceeds of $9,250,000 after commissions and expenses. Maxim Group LLC served as the placement agent.

Warrants

The Company plans to issue warrants to purchase shares of common stock at no less than $5.00 per share to key service providers and consultants in conjunction with past and future services provided to the Company. The Company plans to issue warrants to purchase (i) 425,000 shares of common stock to Cancer Revolution, LLC, (ii) 225,000 shares of common stock to Cancer Biotech, LLC, (iii) 144,352 shares of common stock to Inception Capital Management, LLC, and (iv) 50,000 shares of common stock to World Wide Holdings, LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on form 10-K filed with the Securities and Exchange Commission, or SEC, on April 17, 2018. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Genprex, Inc.

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

Overview

Genprex™ is a clinical stage gene therapy company developing a new approach to treating cancer, based upon a novel proprietary technology platform, including our initial product candidate, Oncoprex immunogene therapy for non-small cell lung cancer (NSCLC). Our platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

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

We have implemented all new accounting pronouncements that are in effect and may affect our condensed financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that would have a material impact on our financial position or results of operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to March 31, 2018. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

General and administrative. General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase follwing the completion of our IPO due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with being a public company.

Depreciation. Depreciation expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate computer and office equipment to have a 5-year life.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following summarizes our results of operations for the three months ended March 31, 2018 and 2017.

Research and Development Expense

Research and development expense consists primarily of costs related to the discovery and development of our current and potential product candidates; costs related to production of clinical supplies, including fees paid to contract manufacturers, fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data; and costs related to compliance with drug development regulatory requirements.

Research and development expense was $51,621 for the three months ended March 31, 2018 as compared to $68,364 for the three months ended March 31, 2017. This decrease of $16,743 was primarily due to the slowing of our clinical trial, during the first quarter of 2018, while we prepare our data, including pre-clinical data, data from our completed Phase I clinical trial, and interim data from our current Phase I/II clinical trial, for submission to the FDA in anticipation of discussions concerning possible pathways for obtaining marketing approval of Oncoprex for treatment of non-small cell lung cancer.

General and Administrative Expense

General and administrative expense primarily consists of personnel costs, travel, information technology, facilities, and professional service fees. Professional services fees primarily consist of legal, accounting and consulting costs.

General and administrative expense for the three months ended March 31, 2018 was $634,063 as compared to $682,342 for the three months ended March 31, 2017. The $48,279 decrease in general and administrative expense is mostly due to tightening of expenses toward the end of our IPO in preparation for expansion directly following the IPO.

We expect general and administrative expense to increase due to additional legal, accounting, insurance, investor relations and other costs associated with being a public company.

Interest Expense. Interest expense was $7,398 and $0 for each of the three month periods ended March 31, 2018 and 2017. The increase in $7,398 was due to short-term loans acquired by the Company at the end of 2018 and during the first three months of 2018.

Depreciation Expense. Depreciation expense was $947 and $597 for the three months ended March 31, 2018 and 2017, respectively. Depreciation is generated from our fixed assets, which consist only of computer equipment at this time.

Liquidity and Capital Resources

From our inception through March 31, 2018, we have never generated revenue from product sales and have incurred net losses in each year since inception. As of March 31, 2018, we had an accumulated deficit of $18,146,352. We have funded our operations primarily through the sale and issuance of capital stock. During 2017, we sold 22,473 shares of Series G preferred stock at $35.33 per share for a total of $793,971. This stock was subsequently converted to 150,211 shares of common stock at $5.29 per share prior to the closing of our initial public offering.

As of March 31, 2018, we had $24,485 in cash.

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

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
Net cash used in operating activities	$(203,712)	$(649,309)
Net cash used in investing activities	(10,452)	(22,978)
Net cash provided by financing activities	77,398	—
Net increase (decrease) in cash and cash equivalents	$(136,766)	$(672,287)

Cash used in operating activities

Net cash used in operating activities was $203,712 and $649,309 for the three months ended March 31, 2018 and 2017, respectively. The $445,597 decrease in net cash used in operating activities was primarily due to an increase in expenses related to our initial public offering in the first quarter of 2018 compared to 2017 and also an increase in payments made to professionals and consultants.

Cash used in investing activities

Net cash used in investing activities was $10,452 and $22,978 for the three months ended March 31, 2018 and 2017, respectively. The decrease of $12,526 was primarily due to increased patent prosecution expenses in 2017.

Cash provided by financing activities

Net cash provided by financing activities was $77,398 and $0 during the three months ended March 31, 2018 and, 2017, respectively. The $77,398 increase in net cash provided by financing activities was due to greater investment provided to the company during the 2018 year than the prior year.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Quarterly Report on Form 10-Q, including the condensed financial statements and the related notes, before making a decision to purchase, hold or sell our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We intend to use the proceeds from the recently completed initial public offering and private placement of our securities to advance Oncoprex through clinical development, as well as for other purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Oncoprex. If the FDA requires that we perform additional preclinical studies or clinical trials, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of Oncoprex would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Oncoprex will not increase.

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

Some of these factors are outside of our control. We expect that the net proceeds from the recently completed initial public offering and private placement of our securities and our existing cash and marketable securities will be sufficient to fund our current operations through at least the next 18 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We believe that our existing capital resources and the proceeds of our initial public offering and private placement may not be sufficient to enable us to complete the development and commercialization of Oncoprex. Accordingly, we expect that we may need to raise additional funds in the future.

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

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion for the years ended December 31, 2017 and 2016 a statement that there is substantial doubt as to our ability to continue as a going concern as a result of our recurring losses and financial condition on December 31, 2017 and 2016, unless we are able to obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement by our auditors, our current level of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. If we become unable to obtain additional capital and to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to March 31, 2018, we incurred an accumulated deficit of approximately $18.1 million. We incurred net losses of approximately $0.7 million and approximately $3.3 million for the quarter ended March 31, 2018 and the year ended December 31, 2017, respectively.

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

As a result of these initial findings, in April 2016, we suspended enrollment of new patients in this Phase II clinical trial to collect additional trial data and have it analyzed in order to seek FDA guidance as to whether the protocol for this clinical trial could be modified to expand enrollment and also to divide the patients into cohorts with a view toward seeking accelerated approval in one or more of these cohort populations. We expect to present our findings to the FDA within the next several months. Although the clinical trial is currently closed to new patient enrollment, it is not terminated, and is considered “ongoing” because activities such as patient follow-up and further data collection and analysis continue.

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

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress also could consider subsequent legislation to repeal or repeal and replace other elements of the Affordable Care Act. We continue to evaluate the possible impact of the Affordable Care Act, as amended, and the possible repeal and/or replacement of the Affordable Care Act on our business.

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

While we own pending trademark applications for the marks “GENPREX” and “ONCOPREX”, these marks have not yet been approved by the U.S. Patent and Trademark Office. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the US PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our current and potential product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

As of May 15, 2018, we had four full-time employees and one part-time employee. As we advance our current and potential product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

Pursuant to Sarbanes-Oxley Act of 2002, our management will be required to report on, and our independent registered public accounting firm may in the future be required to attest to, the effectiveness of our internal control over financial reporting. Although we prepare our condensed financial statements in accordance with accounting principles generally accepted in the United States of America, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our condensed financial statements.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale lapse, the market price of our common stock could decline. There were 13,896,926 shares of common stock outstanding as of May 15, 2018. Of these shares, 1,180,000 of the 1,280,000 shares sold in our initial public offering are freely tradable, without restriction, in the public market.

The remaining 12,716,926 shares offering are restricted as a result of securities laws or lock-up agreements. The lock-up agreements pertaining to our initial public offering will expire on September 24, 2018, 180 days from the date of the underwriting agreement entered into in connection with our initial public offering. Network 1 Financial Securities, Inc., the underwriter of our initial public offering, may, however, in its sole discretion, permit our officers, directors and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.  These remaining shares will generally become available for sale in the public market as follows:

•	up to 345,086 restricted or control shares are eligible for sale, subject to compliance with applicable securities laws; and
•	up to another 11,509,918 restricted shares will be eligible for sale upon the expiration of lock-up agreements, also subject to compliance with applicable securities laws.

In addition, as of May 15, 2018, 7,575,209 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plan or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and applicable securities laws. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 22.0% of our outstanding common stock. Accordingly, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that purchasers in the recently completed initial public offering of our common stock do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2018, we issued and sold the following unregistered securities (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K), in each case giving effect to the conversion of each share of our outstanding preferred stock into one share of our common stock and the 6.6841954-for-1 forward split of our common stock effected in connection with the completion of our initial public offering in April 2018:

(1)	On January 1, 2018, we issued 33,421 shares of our common stock to a consultant in consideration of services provided by the consultant.

The offer, sale and issuance of the securities described in paragraph (1) was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investor did not involve a public offering. The recipient of securities in this transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The recipient of securities in this transaction was an accredited investor under Rule 501 of Regulation D.

The recipient of securities in this transaction had adequate access, through employment, business or other relationships, to information about us.

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus filed with the SEC on March 29, 2018 relating to the recently completed initial public offering of our common stock. Through May 15, 2018, we have used approximately $685,000 of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from the recently completed initial public offering of our common stock in fixed, non-speculative income instruments.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: May 15, 2018	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Confer
Ryan Confer
Chief Financial Officer
(Principal Financial Officer)