Form 10-Q
period 2018-06-30
Genprex, Inc.
filed 2018-08-14
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 001-38244

GENPREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	90 - 0772347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1701 Trinity Street, Suite 3.322, Austin, TX	78712
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 537-7997

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

As of August 14, 2018, the registrant had 15,071,366 shares of voting common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$12,001,535	$161,251
Accounts receivable	-	8,844
Prepaid expenses and other	538,616	23,479
Total current assets	12,540,151	193,574
Property and equipment, net	14,209	7,804
Other assets:
Deferred offering costs	—	759,591
Security deposits	13,411	—
Intellectual property, net	323,139	298,569
Total other assets	336,550	1,058,160
Total assets	$12,890,910	$1,259,538
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$300,537	$629,074
Notes payable - related parties	—	201,890
Total current liabilities	300,537	830,964
Investment unit	—	—
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 13,896,926 and 11,721,584 shares issued and outstanding, respectively	13,897	11,721
Additional paid-in capital	36,784,040	17,869,205
Accumulated deficit	(24,207,564)	(17,452,352)
Total stockholders’ equity	12,590,373	428,574
Total liabilities and stockholders’ equity	$12,890,910	$1,259,538

See accompanying notes to the unaudited condensed financial statements

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	1,171	808	2,118	1,405
Research and development	112,969	104,979	164,590	173,344
General and administrative	5,921,950	1,075,407	6,556,011	1,757,760
Total costs and expenses	6,036,090	1,181,194	6,722,719	1,932,509
Operating loss	(6,036,090)	(1,181,194)	(6,722,719)	(1,932,509)
Interest income	5,461	19	5,489	31
Interest expense	(30,584)	—	(37,982)	—
Net loss	(6,061,213)	$(1,181,175)	$(6,755,212)	$(1,932,478)
Net loss per share—basic and diluted	$(0.45)	$(0.10)	$(0.53)	$(0.17)
Weighted average number of common shares— basic and diluted	13,507,942	11,480,417	12,636,316	11,439,235

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,755,212)	$(1,932,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,118	1,405
Share based compensation	3,527,656	876,696
Changes in operating assets and liabilities:
Accounts receivable	8,844	—
Prepaid expenses and other	(515,137)	8,154
Deposits	(13,411)	—
Deferred offering costs	759,591	(199,213)
Accounts payable and accrued expenses	(328,535)	(75,656)
Net cash used in operating activities	(3,314,086)	(1,321,092)
Cash flows from investing activities:
Additions to property and equipment	(8,523)	(5,889)
Additions to intellectual property	(24,570)	(36,344)
Net cash used in investing activities	(33,093)	(42,233)
Cash flows from financing activities:
Repayment of notes payable	(201,890)	—
Proceeds from issuances of stock	15,389,353	228,974
Net cash provided by financing activities	15,187,463	228,974
Net increase (decrease) in cash	11,840,283	(1,134,351)
Cash, beginning of period	161,251	1,602,295
Cash, end of period	$12,001,535	$467,944

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$10,645	—
Cash paid for taxes	—	—

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

We are subject to all the risks inherent in a start-up company in the biopharmaceutical industry. The biopharmaceutical industry is subject to rapid and technological change. We have numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by us or that would render our technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources than us. In addition, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining Food and Drug Administration (“FDA”) and other regulatory approvals on products for use in health care.

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

Note 2—Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2018. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC. A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

Capital Stock

In connection with the Company’s completed Initial Public Offering (“IPO”) in April 2018, all of the Company’s Preferred Stock and Non-Voting Common Stock were converted into shares of the Company’s Common Stock. The Company’s Common Stock was then forward-split at a ratio of 6.6841954-to-1. Furthermore, prior to the closing of the IPO, the Company’s Certificate of Incorporation was amended and restated to provide the Company with the authority to issue up to 210,000,000 shares of stock consisting of 200,000,000 shares of Common Stock at a par value of $0.001 per share and 10,000,000 shares of Preferred Stock at a par value of $0.001 per share.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose us to cash concentration risk. We have no cash equivalents, and had $11,751,535 and $0 in excess of FDIC insured limits of $250,000 at June 30, 2018 and December 31, 2017 respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings.  There were no changes in the fair value of the Investment Unit at June 30, 2018.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after June 30, 2018 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

Accounting for the Investment Unit

We accounted for the Investment Unit as a hybrid financial instrument under Financial Accounting Standards Board (“FASB”) Statement 155, and measured the Investment Unit at the amount of proceeds received from the TETF award. The First Qualifying Financial Transaction occurred during December 2013, resulting in an adjustment to the fair value of the Investment Unit in the amount of approximately $2.5 million. The TETF exercised the Warrant for $0.001 per share. We received notice of purchase from the TETF during March 2014, and issued 184,797 shares of series B Preferred Stock, which has since been converted to 1,235,219 shares of Common Stock upon completion of the Company’s IPO. Upon exercise by the TETF of the Warrant, the remaining component within the Investment Unit was the Promissory Note. The Investment Unit was valued at zero, because our obligation to repay the Promissory Note arises from an event of default (a failure to maintain the Texas Residency Requirement), which is an event which rests entirely within our control.

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

Private Placement

On May 9, 2018, the Company completed a private placement, whereby the Company sold to investors an aggregate of 828,500 shares of its common stock at $12.07 per share and warrants to purchase up to 621,376 shares of the Company’s common stock with an initial exercise price equal to $15.62 per share. The per share price and warrant exercise price will automatically be adjusted lower, if applicable, based on the volume weighted average daily prices on the three days after the registration statement is declared effective and the Company's shareholders approve the transaction. In no event will the purchase price or warrant exercise price be less than $4.25 per share. The Company received net proceeds of approximately $9,250,000 after commissions and expenses.

Stock Issuances

During the six months ended June 30, 2018, we issued (i) 66,842 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $343,755, and we issued (ii) 2,108,500 shares of Common Stock in the Company’s IPO and private placement for cash of approximately $16,400,000.

During the year ended December 31, 2017, we issued (i) 207,206 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $1,095,230 and we issued (ii) 22,473 shares of Series G Preferred Stock, which has since been converted to Common Stock and forward-split representing 150,211 shares of Common Stock, for cash of $793,971.

Preferred Stock

In connection with the Company’s IPO, all Preferred Stock included in Series A through Series G, totaling 1,394,953 shares at December 31, 2017, were converted to 9,324,177 shares of Common Stock as a result of the forward-split (See Capital Stock Note). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $0.001 per share, none of which is outstanding as of June 30, 2018.

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

Common Stock Purchase Warrants

Common Stock purchase warrant activity for the period and year ended June 30, 2018 and December 31, 2017 respectively are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at January 1, 2017	748,060	$5.17
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2017	748,060	$5.17
Issued	1,504,127	$9.42
Cancelled or expired	—	—
Exercised	—	—
Outstanding at June 30, 2018	2,252,187	$8.01

In the period ending June 30, 2018, we granted (i) warrants to purchase 38,400 shares of our Common Stock at $6.25 per share to the underwriter of the Company’s IPO and (ii) warrants to purchase 621,376 shares of our Common Stock at $15.62 per share to the investors in the Company’s PIPE. The per share purchase price of the PIPE warrants is subject to future adjustment. We also agreed to grant warrants to purchase up to 844,352 shares of common stock in consideration of services valued at $2,203,506 including (i) 425,000 shares of common stock to Cancer Revolution, LLC, (ii) 225,000 shares of common stock to Cancer Biotech, LLC, (iii) 144,352 shares of common stock to Inception Capital Management, LLC, and (iv) up to 50,000 shares of common stock to World Wide Holdings, LLC at $5.00 per share.

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

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders has approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which will become effective when the Company’s board of directors determines to make this benefit available to employees. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights granted to our eligible employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2019 by the lesser of 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a number determined by the administrator of the ESPP.

Stock Options

At December 31, 2017, the Company had outstanding stock options to purchase 2,628,749 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO. In the six month period ending June 30, 2018, the Company granted stock options to employees to purchase 1,078,617 shares of Common Stock at a share price of $9.80.

As of June 30, 2018, the Company has outstanding stock options to purchase 3,707,366 shares of Common Stock that have been granted to various employees, vendors and independent contractors. These options vest over periods ranging from twelve (12) to forty-eight (48) months, are exercisable for a period of ten years, and enable the holders to purchase shares of our Common Stock at exercise prices ranging from $0.001 - $9.80. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions.  The weighted average remaining contractual term for the outstanding options at June 30, 2018 and December 31, 2017 is 7.75 and 7.36 years, respectively.

Stock option activity for the six months and year ended June 30, 2018 and December 31, 2017, respectively, is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at January 1, 2017	2,628,749	$1.31
Options granted	—	—
Options exercised	—	—
Options expired	—	—
Outstanding at December 31, 2017	2,628,749	$1.31
Options granted	1,078,617	$9.80
Options exercised	—	—
Options expired	—	—
Outstanding at June 30, 2018	3,707,366	$3.78

Note 6—Related Party Transactions

Domecq Sebastian, LLC

Domecq-Sebastian LLC (“Domecq”) is an entity affiliated with David Nance, a former director and officer who is now deceased. During December 2017, we entered into a promissory note with Domecq for a total amount of $200,000 that carried a 15% interest rate and was due and payable on or before March 31, 2018. The note carried an 18% default interest on amounts paid after the maturity date. This note was subsequently repaid in full plus interest in April 2018.

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

Rodney Varner

Rodney Varner is the Company’s Chief Executive Officer. On March 28, 2018, we entered into a promissory note with Rodney Varner, Trustee, for a total amount of $45,000 that carried a 0% interest rate and was due and payable on or the earlier of (i) five days after funding of the Company’s initial public offering, or (ii) April 30, 2018, the maturity date. If paid after the maturity date, the note carried a 10% interest rate. This note was paid in full prior to the maturity date in April 2018.

Viet Ly

Viet Ly manages several investment funds that have provided the Company with investment funds since 2013. On March 9, 2018, we entered into a promissory note with Viet Ly for a total amount of $25,000 that carried a 0% interest rate and was due and payable on or before June 9, 2018, the maturity date. If paid after the maturity date, the note carried a 10% interest rate. This note was paid in full prior to the maturity date in April 2018.

Note 7—Commitments and Contingencies

Leases

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC, to establish and lease offices at the Cambridge Innovation Center at 1 Broadway, Floor 14, Cambridge, MA 02142. The Company does not have a long-term agreement in place to occupy this location, but rather occupies on a month-to-month basis.

On April 16, 2018, the Company also executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School located 1701 Trinity Street, Suite 3.322, Austin, Texas 78712. The Company pays $4,000 per month to occupy this location and the lease is effective until October 31, 2018.

Commitments

We have entered into a clinical trial agreement with the University of Texas MD Anderson Cancer Center to administer a Phase I/II clinical trial, combining FUS1-nanoparticles and Erlotinib in Stage IV lung cancer patients. The trial is expected to run through early 2023 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.

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

Our $191,393 payment obligation to the NIH represented a current obligation, of which $15,393 of 2016 patent prosecution costs were paid in the fourth quarter of 2016 and $176,000 was included in Accounts Payable at December 31, 2016 (consisting of accrued annual royalties of $140,000 and patent costs of $36,000). During the first quarter of 2017, we modified the terms of our accrued royalty obligation to NIH. Under the modified agreement, NIH agreed to extinguish $120,000 of the accrued royalties payable to them in consideration for payment by us of (i) accrued patent costs of $36,000, (ii) a royalty payment of $20,000, and (iii) a contingent payment of $240,000, increasing at $20,000 per year starting in 2018, to be paid upon our receipt of FDA approval. The payments for the patent costs of $36,000 and royalties of $20,000 were paid during the second quarter of 2017.

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

During October 2017, we received an informal demand from a former financial advisor, claiming that it is entitled to a warrant to purchase shares of common stock equal to three percent (3%) of our outstanding shares at December 1, 2015. We believe this asserted claim lacks merit, and we intend to defend the claim vigorously.

Note 8—Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provisions at the federal statutory rate	34%
Effect of operating losses	-34%
0%

At December 31, 2017, we have a net operating loss carryforward of approximately $8.0 million for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2018 and December 31, 2017. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9—Subsequent Events

Consulting Agreement with Viet Ly

The Company entered into a consulting agreement with Viet Ly on August 13, 2018. The agreement provides for compensation payments to initially be paid at the rate of $175,000 per year, but may vary from time to time as determined by the Consultant and the Company. An initial payment of $175,000 was made and payments of $6,000 per month are being made under this Agreement.

MD Anderson

In July 2018, the Company announced the execution of a two-year sponsored research agreement with MD Anderson Cancer Center in Houston, Texas. The Company will sponsor pre-clinical studies focused on the combination of TUSC2 with immunotherapies.

Repricing of Private Placement Securities

On August 1, 2018, following the effectiveness of our Registration Statement on Form S-1 (File No. 333-225090) on July 26, 2018, pursuant to the terms of the Securities Purchase Agreement and the Warrants entered into in connection with the Company’s May 2018 private placement, the Company issued to the purchasers in the private placement an aggregate of 1,174,440 additional shares of the Company’s common stock, and the Warrants became exercisable for a total of 2,283,740 shares of the Company’s common stock, with an exercise price equal to $4.25 per share.

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

Researchers at the University of Texas MD Anderson Cancer Center, or MD Anderson, have conducted a Phase I clinical trial and the Phase I portion of a Phase I/II clinical trial and are conducting the Phase II portion of that Phase I/II clinical trial in non-small cell lung cancer, or NSCLC. MD Anderson researchers have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, that may act as tumor suppressors or have other cancer fighting functions. Data from preclinical studies performed by others suggest that product candidates that could be derived from our technology platform could be effective against other types of cancer, including breast, head and neck, renal cell (kidney), and soft tissue cancer, as well as NSCLC. Therefore, our platform technologies may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are higher or lower than the actual amounts for any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from clinical research organizations and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to June 30, 2018. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2018

The following summarizes our results of operations for the six months ended June 30, 2017 and 2018.

Research and Development Expense

Research and development expense was $112,969 for the three months ended June 30, 2018 as compared to $104,979 for the three months ended June 30, 2017. The increase of $7,990 was driven by an increase in R&D activity in the recent quarter as we prepared to resume our Phase I/II clinical trial at MD Anderson.

Research and development expense was $164,590 for the six months ended June 30, 2018 as compared to $173,344 for the six months ended June 30, 2017. This decrease of $8,754 was primarily due to a pause in our clinical trial while we prepared our data from our completed Phase I clinical trial and interim data from our current Phase I/II clinical trial, to determine possible strategies for extended the existing trial and communicating with the FDA about possible pathways for obtaining marketing approval of Oncoprex for treatment of non-small cell lung cancer.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2018 was $5,921,950 as compared to $1,075,407 for the three months ended June 30, 2017. The $4,846,543 increase in general and administrative expense is due to significant increase in operations in the second quarter of 2018, including headcount and travel, as the Company completed its public offering and private placement transactions. Additionally, equity-based compensation increased over $2.6 million during the same period as the Company offered incentives to consultants and employees in connection with our plans to expand clinical trials and operations following our initial public offering.

General and administrative expense for the six months ended June 30, 2018 was $6,556,011 as compared to $1,757,760 for the three months ended June 30, 2017. The reasons for the increase of $4,798,251 are similar those for the increase over the three months ended June 30, 2018 and driven primarily by expansion of operations in accordance with plans from our initial public offering.

We expect general and administrative expense to decrease in the near-term due to reduced legal and professional expenses, including commissions, associated with fundraising activities.

Interest Expense. Interest expense was $30,584 and $0 for the three month periods ended June 30, 2018 and 2017, respectively. Interest expense was $37,982 and $0 for the six month periods ended June 30, 2018 and 2017, respectively. The increases in 2018 were due to short-term loans acquired by the Company at the end of 2017 and during the first four months of 2018.

Depreciation Expense. Depreciation expense was $1,171 and $808 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $2,118 and $1,405 for the six months ended June 30, 2018 and 2017, respectively. Depreciation is generated from our fixed assets, which consist only of computer equipment at this time. The increases in 2018 were driven by increased purchases and usage by employees and consultants.

Liquidity and Capital Resources

From our inception through June 30, 2018, we have never generated revenue from product sales and have incurred net losses in each year since inception. As of June 30, 2018, we had an accumulated deficit of $24,207,564. We have funded our operations primarily through the sale and issuance of capital stock. During 2017, we sold 22,473 shares of Series G preferred stock at $35.33 per share for a total of $793,971. This stock was subsequently converted to 150,213 shares of common stock at $5.29 per share prior to the closing of our initial public offering. For the six months ended June 30, 2018, we sold 2,108,500 shares of common stock for a total of approximately $16,400,000 through our initial public offering and subsequent private placement.

As of June 30, 2018, we had $12,001,535 in cash.

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

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2017 and 2018:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(3,314,086)	$(1,321,092)
Net cash used in investing activities	(33,093)	(42,233)
Net cash provided by financing activities	15,187,463	228,974
Net increase (decrease) in cash	$11,840,284	$(1,134,351)

Cash used in operating activities

Net cash used in operating activities was $3,314,086 and $1,321,092 for the six months ended June 30, 2018 and 2017, respectively. The $1,992,994 increase in net cash used in operating activities was primarily due to the increase in operations, including headcount and travel, and an increase in expenses related to fundraising activities such as legal and professional fees, including commissions related to our initial public offering and private placement in the first half of 2018 compared to 2017.

Cash used in investing activities

Net cash used in investing activities was $33,093 and $42,233 for the six months ended June 30, 2018 and 2017, respectively. The decrease of $9,140 was primarily due to reduced patent prosecution expenses in 2018.

Cash provided by financing activities

Net cash provided by financing activities was $15,187,463 and $228,974 during the six months ended June 30, 2018 and, 2017, respectively. The $14,958,489 increase in net cash provided by financing activities was due to the completion of the Company’s initial public offering and subsequent private placement in 2018.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We intend to use the proceeds from our initial public offering and private placement of our securities to advance Oncoprex through clinical development, as well as for other purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Oncoprex. If the FDA requires that we perform additional preclinical studies or clinical trials, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of Oncoprex would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Oncoprex will not increase.

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

Some of these factors are outside of our control. We expect that the net proceeds from our initial public offering and private placement of our securities and our existing cash and marketable securities will be sufficient to fund our current operations through at least the next 18 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We believe that our existing capital resources and the proceeds of our initial public offering and private placement may not be sufficient to enable us to complete the development and commercialization of Oncoprex. Accordingly, we expect that we may need to raise additional funds in the future.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to June 30, 2018, we incurred an accumulated deficit of approximately $24.2 million. We incurred net losses of approximately $6.8 million and approximately $2.0 million for the six-month periods ended June 30, 2018 and 2017, respectively.

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

At this time we are actively pursuing development of only one product candidate, Oncoprex for non-small cell lung cancer. Therefore, we are dependent on the success of Oncoprex in the near term. We cannot provide you any assurance that we will be able to successfully advance Oncoprex through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involves a substantial degree of uncertainty. Because Oncoprex and our other potential product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. Few gene therapy products have been approved in the United States or Europe. We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our current and potential product candidates. We may encounter delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

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

Oncoprex has been tested in only one prior Phase I clinical study, involving 31 patients. In that study, Oncoprex was tested as a monotherapy. We believe that the best path for development is to develop a combination therapy of Oncoprex in combination with erlotinib, immunotherapies, and possibly other drugs. We have an ongoing Phase I/II clinical trial testing Oncoprex in combination with erlotinib. Enrollment was completed in March 2015 for the Phase I portion of this clinical trial, in which 18 patients were enrolled. The Phase II portion of our Phase I/II clinical trial is at an early stage, with a limited number of patients enrolled, and the favorable results observed so far may not continue in the current clinical trial or be replicated in other clinical trials, especially those involving larger numbers of patients. Even if the Phase I/II trial is successful, success in early clinical studies may not be indicative of results obtained in later studies. The results from our Phase I/II trial may not demonstrate sufficient safety and efficacy to support the submission of marketing approval for Oncoprex. Before we request marketing approval, the FDA may require us to conduct additional clinical studies, or evaluate subjects for an additional follow-up. Unless an accelerated approval process is allowed by the FDA, one or more Phase III studies is normally required for approval.

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

If we reach an agreement with the FDA regarding expanded patient enrollment and defined patient cohorts, then we plan to amend the trial protocol accordingly and proceed with the amended protocol at MD Anderson and several additional clinical trial sites.   Amendments to the Phase II clinical trial protocol will require approval of the Investigational Review Board, or IRB, of each site where the amended trial is conducted. If we do not reach an agreement with the FDA on these changes, then we plan to reopen enrollment in the current version of the Phase II trial at MD Anderson and at additional clinical trial sites. In that event, we will need to provide MD Anderson with plans and funding to move ahead with the trial. Whether under the original protocol or a revised protocol, we intend to use a portion of the proceeds of our initial public offering and private placement to add additional clinical trial sites.

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
•

the Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business; and

•

federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers. Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

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

Our leading drug candidate, Oncoprex, is based upon patents and related technology covered by a patent and technology license agreement between The University of Texas MD Anderson Cancer Center, or MD Anderson, and Introgen Therapeutics, Inc. (such technology license agreement is referred to as the “MD Anderson License Agreement”), under which we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property. In 2007, the MD Anderson License Agreement was sublicensed by Introgen Therapeutics, Inc. to Introgen Research Institute, Inc., a Texas corporation (IRI) and in 2009 this sublicense was assigned by IRI to us, and we granted back to IRI a nonexclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations. IRI also agreed in 2011 to provide additional technology licensing opportunities and services to us in return for monthly payments and our obligation to pay to IRI a royalty of one percent (1%) on sales of products licensed to us under the MD Anderson License Agreement. We also granted a non-exclusive, royalty-free sublicense to IRI in 2011 for non-commercial research purposes. IRI’s obligations to provide additional technology licensing opportunities and services to us, and our obligation to make monthly payments to IRI, were terminated in 2012; however, our obligation to pay the one percent (1%) royalty to IRI upon sales of products licensed to us under the MD Anderson License Agreement is ongoing. This royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us. IRI is controlled by Rodney Varner and his immediate family members. Mr. Varner is currently Chairman of our board of directors, having joined our board of directors on August 15, 2012, and has been our Chief Executive Officer since August 29, 2012; accordingly, in 2009 and 2011, when the above referenced agreements between IRI and Genprex were entered into, Mr. Varner was neither a member of our board of directors nor an executive officer of Genprex. When the 2011 agreement was entered into, Mr. Varner was deemed to be an “affiliate of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party. We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

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

As of August 14, 2018, we had four full-time employees. As we advance our current and potential product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our completed initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in nonconvertible debt during the prior three-year period.

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

As a public company, we will incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from their initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after lock-ups and other legal restrictions on resale lapse, the market price of our common stock could decline. Assuming that the issuance of securities in the private placement transaction is approved by our shareholders and disregarding the ownership blockers relating to the securities under the private placement, there will be 15,421,366 shares of our common stock outstanding, based on the 15,071,366 shares of our common stock actually outstanding as of August 13, 2018. Of these shares, 3,632,940 are or will be are freely tradable, without restriction, in the public market.

The remaining 11,888,426 shares offering are restricted as a result of securities laws or lock-up agreements. In connection with our initial public offering, we and all of our directors and officers, as well as other holders of our common stock and securities convertible into or exercisable or exchangeable for our common stock outstanding immediately prior to the completion of that offering, agreed with Network 1 Financial Securities, Inc., the underwriter of our initial public offering, that subject to certain exceptions, we and they will not, directly or indirectly, dispose of any of our common stock or securities convertible into or exercisable or exchangeable for our common stock. The lock-up agreements pertaining to our initial public offering will expire on September 24, 2018, 180 days from the date of the underwriting agreement entered into in connection with our initial public offering. Network 1 Financial Securities, Inc. may, however, in its sole discretion, permit our officers, directors and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.  These remaining shares will generally become available for sale in the public market as follows:

•	up to 356,435 restricted or control shares are eligible for sale, subject to compliance with applicable securities laws; and
•	up to another 11,531,991 restricted shares will be eligible for sale upon the expiration of lock-up agreements, also subject to compliance with applicable securities laws.

In addition, as of August 13, 2018, 10,703,300 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plan or subject to outstanding warrants will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and applicable securities laws, assuming that the issuance of securities in the private placement transaction is approved by our shareholders and disregarding the ownership blockers relating to the securities under the private placement. We intend to file with the SEC a registration statement on Form S-8 under the Securities Act covering the shares of common stock reserved for issuance under the 2009 Plan, the 2018 Plan and the ESPP. Shares registered under the S-8 registration statement would be available for sale in the open market following its effective date, subject to Rule 144 volume limitations and the lock-up agreements described above, if applicable. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We intend to seek to raise additional funds, and we may finance acquisitions or develop strategic relationships, in each case by issuing equity or convertible debt securities in addition to the shares issued in our initial public offering, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, in some instances without action or vote of the stockholders, to issue our authorized but unissued shares of common or preferred stock. Our amended and restated certificate of incorporation authorizes us to issue up to 200,000,000 shares of voting common stock and 10,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

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

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 24.0% of our outstanding common stock. Accordingly, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit the ability of other stockholders to influence corporate matters. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control.

Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals, that a stockholder might consider favorable. These include provisions:

•	requiring a majority vote of the outstanding shares of common stock to amend the bylaws;
•	providing that the authorized number of directors may be changed only by resolution of the board of directors;
•

providing that the board of directors or any individual director may only be removed with cause and the affirmative vote of the holders of at least 66-2/3% of the voting power of all of our then outstanding common stock;

•

providing that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	dividing our board of directors into three classes;

•	requiring that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
•

providing that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;

•

that do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

•

providing that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

•

providing that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine. This exclusive forum provision may limit a stockholder’s ability to bring such an action in a judicial forum that it finds favorable for such actions and may discourage such actions.

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

We used approximately $200,000 of the net proceeds of our initial public offering to repay a loan from Domecq Sebastian, LLC, an owner of 10% or more of our common stock.

We used approximately $25,000 of the net proceeds of our initial public offering to repay a loan from Viet Ly, an owner of 10% or more of our common stock.

We used approximately $45,000 of the net proceeds of our initial public offering to repay a loan from Rodney Varner, our Chief Executive Officer and an owner of 10% or more of our common stock.

There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus filed with the SEC on March 29, 2018. Through August 13, 2018, we have used approximately $2,300,000 of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from the recently completed initial public offering of our common stock in fixed, non-speculative income instruments.

Item 5. Other Information

We entered into a consulting agreement with Viet Ly on August 13, 2018. The agreement provides for compensation payments to initially be paid at the rate of $175,000 per year, but may vary from time to time as determined by the Consultant and the Company. An initial payment of $175,000 was made and payments of $6,000 per month are being made by the Company.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1*	Consulting Agreement with Viet Ly dated April 19, 2018.
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: August 14, 2018	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Confer
Ryan Confer
Chief Financial Officer
(Principal Financial Officer)