Form 10-Q
period 2018-09-30
Genprex, Inc.
filed 2018-11-14
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 12, 2018, the registrant had 15,072,559 shares of voting common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash	$10,309,704	$161,251
Accounts receivable	9,157	8,844
Prepaid expenses and other	370,409	23,479
Total current assets	10,689,270	193,574
Property and equipment, net	15,990	7,804
Other assets:
Deferred offering costs	—	759,591
Security deposits	18,085	—
Intellectual property, net	325,982	298,569
Total other assets	344,067	1,058,160
Total assets	$11,049,327	$1,259,538
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$565,393	$629,074
Notes payable - related parties	—	201,890
Total current liabilities	565,393	830,964
Investment unit	—	—
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 15,072,559 and 11,721,584 shares issued and outstanding, respectively	15,073	11,721
Additional paid-in capital	36,862,510	17,869,205
Accumulated deficit	(26,393,649)	(17,452,352)
Total stockholders’ equity	10,483,934	428,574
Total liabilities and stockholders’ equity	$11,049,327	$1,259,538

See accompanying notes to the unaudited condensed financial statements

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	1,713	808	3,831	2,213
Research and development	489,689	55,517	654,279	228,860
General and administrative	1,705,876	658,797	8,261,887	2,416,557
Total costs and expenses	2,197,278	715,122	8,919,997	2,647,630
Operating loss	(2,197,278)	(715,122)	(8,919,997)	(2,647,630)
Interest income	11,192	24	16,682	55
Interest expense	—	—	(37,982)	—
Net loss	(2,186,086)	$(715,098)	$(8,941,297)	$(2,647,575)
Net loss per share—basic and diluted	$(0.15)	$(0.06)	$(0.67)	$(0.23)
Weighted average number of common shares— basic and diluted	14,675,631	11,634,307	13,323,557	11,504,974

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,941,297)	$(2,647,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,831	2,213
Share based compensation	3,822,076	1,100,328
Changes in operating assets and liabilities:
Accounts receivable	(313)	8,182
Prepaid expenses and other	(346,930)	1,540
Deposits	(18,085)	—
Deferred offering costs	759,591	(534,303)
Accounts payable and accrued expenses	(63,681)	109,588
Net cash used in operating activities	(4,784,808)	(1,960,027)
Cash flows from investing activities:
Additions to property and equipment	(12,017)	(5,998)
Additions to intellectual property	(27,413)	(56,343)
Net cash used in investing activities	(39,430)	(62,341)
Cash flows from financing activities:
Repayment of notes payable	(201,890)	—
Proceeds from issuances of stock	15,174,581	794,019
Net cash provided by financing activities	14,972,691	794,019
Net increase (decrease) in cash	10,148,453	(1,228,349)
Cash, beginning of period	161,251	1,602,295
Cash, end of period	$10,309,704	$373,946

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$10,645	—
Cash paid for taxes	—	—

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

Note 2—Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2018. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

Capital Stock

In connection with the Company’s completed Initial Public Offering (“IPO”) in April 2018, all of the Company’s Preferred Stock and Non-Voting Common Stock were converted into shares of the Company’s Common Stock. The Company’s Common Stock was then forward-split at a ratio of 6.6841954-to-1. Furthermore, prior to the closing of the IPO, the Company’s Certificate of Incorporation was amended and restated to provide the Company with the authority to issue up to 210,000,000 shares of stock consisting of 200,000,000 shares of Common Stock at a par value of $0.001 per share and 10,000,000 shares of Preferred Stock at a par value of $0.001 per share. There are no shares outstanding of Preferred Stock.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose us to cash concentration risk. We have no cash equivalents, and had $10,059,704 and $0 in excess of FDIC insured limits of $250,000 at September 30, 2018 and December 31, 2017 respectively.

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings.  There were no changes in the fair value of the Investment Unit at September 30, 2018.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after September 30, 2018 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

Note 4—Investment Unit

The TETF was created as an incentive for economic development to the Texas economy by providing financial support that leverages private investment for the creation of high-quality technology jobs in Texas. The award received required us to comply with certain performance conditions to ensure the monies the Company received were used for development activities in the state of Texas, and that we maintained our corporate nexus in Texas. Further, in connection with the award, the Company issued an Investment Unit to the TETF. As further described below, the Investment Unit consists of a Promissory Note and a Right to Purchase.

Promissory Note

The Promissory Note is an obligation to repay the $4.5 million principal amount, with interest accrued at 8% per annum, but only if an event of default occurs prior to August 13, 2020. If no event of default occurs prior to August 13, 2020, the Promissory Note and all related interest will be cancelled.

Consistent with the stated objectives of the TETF, an event of default that would trigger the repayment obligation under the Promissory Note is our failure to maintain our principal place of business or our principal executive offices headquartered in the State of Texas (referred to as the “Texas Residency Requirement”) until August 13, 2020.

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

Note 5—Equity

Initial Public Offering

On April 3, 2018, the Company completed its IPO, whereby the Company sold an aggregate of 1,280,000 shares of its common stock, at $5.00 per share, resulting in net proceeds of $5,025,000 after underwriting discounts, commissions and estimated offering expenses of $895,000. Additionally, the underwriters have been issued warrants to purchase common stock equal to 3% of the securities sold in the IPO, or 38,400 shares of Common Stock.

Private Placement

On May 9, 2018, we issued an aggregate of 828,500 shares of our common stock (the “Shares”) at a purchase price $12.07 per share (the “Per Share Purchase Price”) and warrants (the “Warrants”) to purchase up to 621,376 shares of our common stock (the “Warrant Shares”) with an initial exercise price equal to $15.62 per share (the “Warrant Exercise Price”), in a private placement (the “Private Placement”) in accordance with a securities purchase agreement (the “Securities Purchase Agreement”) entered into with certain institutional accredited investors (collectively, the “Purchasers”) on May 6, 2018. We received net proceeds of approximately $9,250,000 after commissions and expenses.

In connection with the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”). On May 22, 2018, pursuant to the Registration Rights Agreement, our Registration Statement on Form S-1 (File No. 333-225090) (the “Registration Statement”) was filed with the SEC, to register the resale of up to 2,352,940 Shares and up to 2,283,740 Warrant Shares. On July 26, 2018, the Registration Statement was declared effective by the SEC.

When the Shares and Warrants were issued, the Per Share Purchase Price and the number of Shares, and the Warrant Exercise Price and the number of Warrant Shares, were subject to adjustment based on the lowest volume weighted average price (“VWAP”) for the three trading days (the “VWAP Calculation”) immediately following, among other events, the effective date of the Registration Statement (a “Triggering Event”).  Following a Triggering Event, the Per Share Purchase Price for the Shares would automatically be reduced, if applicable, to 85% of the lowest of the three VWAPs in the VWAP Calculation, and we would be required to issue to the Purchasers additional Shares to reflect the adjustment to the Per Share Purchase Price so that the total number of Shares issued pursuant to the Securities Purchase Agreement would equal $10,000,000 divided by the Per Share Purchase Price, as adjusted; provided that the Per Share Purchase Price could not be reduced to less than $4.25 per Share and could not be adjusted upward.   In addition, following a Triggering Event, the Exercise Price of the Warrants would automatically be reduced, if applicable, to 110% of the lowest of the three VWAPs in the VWAP Calculation; provided, that in no event would the Exercise Price for the Warrants be reduced to less than $4.25 or increased as a result of an adjustment.  In the event the Exercise Price of the Warrants were adjusted, then the total number of Shares issuable under the Securities Purchase Agreement would be increased to the number of Shares determined by dividing the total purchase price paid for the Shares by the adjusted Per Share Purchase Price, and the total number of Warrant Shares issuable upon exercise of the Warrants would be increased so that the total exercise price payable to exercise the Warrants after the adjustment is equal to the total exercise price payable to exercise the Warrants before such adjustment. As a result, the maximum number of securities that could be issued under the Securities Purchase Agreement was 2,352,940 Shares and Warrants to purchase an aggregate of 2,283,740 Warrant Shares, based on an adjusted Per Share Purchase Price of $4.25 per share and a Warrant Exercise Price of $4.25 per share.

As a result of the effectiveness of the Registration Statement, the Warrants became exercisable on July 26, 2018, subject to ownership limitations. The Per Share Purchase Price and the Warrant Exercise Price were both adjusted to $4.25 per share, based on a VWAP of $3.5299 on July 27, 2018.

On August 1, 2018, pursuant to the terms of the Securities Purchase Agreement and the Warrants, we issued to the Purchasers an aggregate of 1,174,440 additional Shares, and the Warrants became exercisable for a total of 2,283,740 Warrant Shares, with an exercise price equal to $4.25 per Warrant Share. An additional 350,000 Shares (i.e., the difference between 2,352,940 Shares and the sum of the Shares issued on May 9, 2018 and August 1, 2018) are issuable to one of the Purchasers in the Private Placement upon the request of such Purchaser under the terms of the Securities Purchase Agreement.

Until our stockholders approved the issuance of the Shares and the Warrant Shares, the total number of Shares issuable pursuant to the Securities Purchase Agreement, plus the total number of Warrant Shares issuable upon exercise of the Warrants, could not exceed 19.99% of the number of shares of our common stock outstanding immediately before the closing of the Private Placement. On October 1, 2018, we held the annual meeting of our stockholders, at which we obtained stockholder approval for the issuance under the Securities Purchase Agreement of a total of 2,352,940 Shares (including the 828,500 Shares issued on May 9, 2018, and the 1,174,440 Shares issued on August 1, 2018) and Warrants to purchase an aggregate of 2,283,740 Warrant Shares, based on an adjusted Per Share Purchase Price of $4.25 per share and a Warrant Exercise Price of $4.25 per share.

As a result, a total of 2,352,940 Shares (2,002,940 of which have been issued) and a total of 2,283,740 Warrant Shares may be issued pursuant to the Securities Purchase Agreement and the Warrants, subject to ownership limitations.

Stock Issuances

During the nine months ended September 30, 2018, we issued (i) 33,420 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $176,650, we reserved for future issuance (ii) 38,422 shares of Common Stock, we issued (iii) 3,282,940 shares of Common Stock in the Company’s IPO and private placement for cash of approximately $16,400,000, and we issued (iv) 34,615 shares of Common Stock on the cashless exercise of a warrant.

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

Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $0.001 per share, none of which is outstanding as of September 30, 2018.

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

Common Stock Purchase Warrants

Common Stock purchase warrant activity for the period and year ended September 30, 2018 and December 31, 2017 respectively are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at January 1, 2017	748,060	$5.17
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2017	748,060	$5.17
Issued	3,166,491	$4.47
Cancelled or expired	15,385	—
Exercised	34,615	—
Outstanding at September 30, 2018	3,864,551	$4.60

In the nine-month period ended September 30, 2018, we granted (i) warrants to purchase 38,400 shares of our Common Stock at $6.25 per share to the underwriter of the Company’s IPO and (ii) warrants to purchase 2,283,740 shares of our Common Stock at $4.25 per share to the investors in our private placement. We also granted warrants to purchase up to 844,352 shares of common stock in consideration of services valued at $2,203,506 including (i) 425,000 shares of common stock to Cancer Revolution, LLC, (ii) 225,000 shares of common stock to Cancer Biotech, LLC, (iii) 144,352 shares of common stock to Inception Capital Management, LLC, and (iv) up to 50,000 shares of common stock to World Wide Holdings, LLC at $5.00 per share.

On May 8, 2018, World Wide Holdings, LLC exercised its warrants via cashless exercise and the Company issued 34,615 shares of Common Stock to World Wide Holdings. The remaining 15,385 shares of Common Stock were cancelled.

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

Stock Options

At December 31, 2017, the Company had outstanding stock options to purchase 2,628,749 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO. In the nine months ended September 30, 2018, the Company granted stock options to employees to purchase 1,078,617 shares of Common Stock with an exercise price of $9.80 per share and cancelled options to purchase 127,593 shares of Common Stock due to the termination of an employee.

As of September 30, 2018, the Company has outstanding stock options to purchase 3,579,773 shares of Common Stock that have been granted to various employees, vendors and independent contractors. These options vest over periods ranging from twelve (12) to forty-eight (48) months, or may be fully vested on date of grant, are exercisable for a period of ten years, and enable the holders to purchase shares of our Common Stock at exercise prices ranging from $0.001 - $9.80. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions.  The weighted average remaining contractual term for the outstanding options at September 30, 2018 and December 31, 2017 is 7.44 and 7.34 years, respectively.

Stock option activity for the nine months and year ended September 30, 2018 and December 31, 2017, respectively, is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at January 1, 2017	2,628,749	$1.31
Options granted	—	—
Options exercised	—	—
Options expired	—	—
Outstanding at December 31, 2017	2,628,749	$1.31
Options granted	1,078,617	$9.80
Options exercised	—	—
Options expired or cancelled	127,593	—
Outstanding at September 30, 2018	3,579,773	$3.62

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

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company, currently affiliated with Rodney Varner, our CEO. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, providing us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from the University of Texas MD Anderson Cancer Center (“MD Anderson”).

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

Commitments

MD Anderson

We have entered into and amended a clinical trial agreement with the MD Anderson to administer a Phase I/II clinical trial, combining FUS1-nanoparticles and Erlotinib in Stage IV lung cancer patients. The trial is expected to run through early 2023 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.

In July 2018, the Company announced the execution of a two-year sponsored research agreement with MD Anderson. The Company will sponsor pre-clinical studies focused on the combination of TUSC2 with immunotherapies and have a projected total cost of approximately $2 million. The agreement may be terminated at any time.

In August 2018, the Company announced the amendment of two option agreements with MD Anderson pertaining to the use of TUSC2, the active agent in Oncoprex, in combination therapies and the development of biomarkers to predict patient response to TUSC2 therapy. Each amendment extends the terms of the related option agreement to March 13, 2019, in consideration of the payment of $25,000.

National Institutes of Health

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
0%

At December 31, 2017, we have a net operating loss carryforward of approximately $8.0 million for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2018 and December 31, 2017. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9—Subsequent Events

Renewal of Lease Agreement

On November 1, 2018, the Company entered into a lease extension with the Board of Regents of the University of Texas System to maintain offices at the Dell Medical School located at 1701 Trinity Street, Suite 3.322, Austin, Texas 78712. The Company reduced monthly rent to $2,050 per month to occupy this location and the lease is effective until May 1, 2019.

Option Grants

On November 2, 2018, the Company’s Board of Directors approved the issuance of stock option grants to purchase a total of 955,908 shares of Common Stock to the independent directors and Chief Executive Officer of the Company.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to September 30, 2018. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Depreciation. Depreciation expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate computer and office equipment and furniture and fixtures to have a 5-year life.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following summarizes our results of operations for the nine months ended September 30, 2018 and 2017.

Research and Development Expense

Research and development expense was $489,689 for the three months ended September 30, 2018 as compared to $55,517 for the three months ended September 30, 2017. The increase of $434,172 was driven entirely by increased R&D and commercialization activities associated with the development of our drug candidate and the progression of our Phase I/II clinical trial at MD Anderson.

Research and development expense was $654,279 for the nine months ended September 30, 2018 as compared to $228,860 for the nine months ended September 30, 2017. This increase of $425,419 was directly related to increased R&D and commercialization activities during the last three months following the Company’s recent public offering and private placement.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2018 was $1,705,876 as compared to $658,797 for the three months ended September 30, 2017. The $1,047,079 increase in general and administrative expense is due to significant increase in operations in 2018, including travel and professional and consulting fees immediately following our recent public offering and private placement transactions.

General and administrative expense for the nine months ended September 30, 2018 was $8,261,887 as compared to $2,416,557 for the nine months ended September 30, 2017. The increase of $5,845,330 is due to increased operating activities, including travel and use of professional and consulting services, following the Company’s recent public offering and private placement. Additionally, equity-based compensation increased over $2.7 million during the same period as the Company offered incentives to consultants and employees in connection with our strategic plans.

Interest Expense. Interest expense was $0 and $0 for the three month periods ended September 30, 2018 and 2017, respectively. Interest expense was $37,982 and $0 for the nine month periods ended September 30, 2018 and 2017, respectively. The increases in 2018 were due to short-term loans acquired by the Company at the end of 2017 and during the first four months of 2018.

Depreciation Expense. Depreciation expense was $1,713 and $808 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $3,831 and $2,213 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation is generated from our fixed assets, which consist of computer equipment and office furniture at this time. The increases in 2018 were driven by increased purchases and usage by employees and consultants.

Liquidity and Capital Resources

From our inception through September 30, 2018, we have never generated revenue from product sales and have incurred net losses in each year since inception. As of September 30, 2018, we had an accumulated deficit of $26,393,649. We have funded our operations primarily through the sale and issuance of capital stock. During 2017, we sold 22,473 shares of Series G preferred stock at $35.33 per share for a total of $793,971. This stock was subsequently converted to 150,213 shares of common stock at $5.29 per share prior to the closing of our initial public offering. For the nine months ended September 30, 2018, we sold 3,282,940 shares of common stock for total gross proceeds of approximately $16,400,000 through our initial public offering and subsequent private placement.

As of September 30, 2018, we had $10,309,704 in cash.

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

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(4,784,808)	$(1,960,027)
Net cash used in investing activities	(39,430)	(62,341)
Net cash provided by financing activities	14,972,691	794,019
Net increase (decrease) in cash	$10,148,453	$(1,228,349)

Cash used in operating activities

Net cash used in operating activities was $4,784,808 and $1,960,027 for the nine months ended September 30, 2018 and 2017, respectively. The $2,824,781 increase in net cash used in operating activities was primarily due to the increase in operations, including headcount and travel, and an increase in expenses related to fundraising activities such as legal and professional fees, including expenses and commissions related to larger investments acquired in 2018 compared to 2017.

Cash used in investing activities

Net cash used in investing activities was $39,430 and $62,341 for the nine months ended September 30, 2018 and 2017, respectively. This slight decrease of $22,911 was primarily due to a slight reduction in patent prosecution expenses in 2018.

Cash provided by financing activities

Net cash provided by financing activities was $14,972,691 and $794,019 during the nine months ended September 30, 2018 and, 2017, respectively. The $14,178,672 increase in net cash provided by financing activities was due to the completion of the Company’s initial public offering and subsequent private placement in 2018.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Quarterly Report on Form 10-Q, including the condensed financial statements and the related notes, before making a decision to purchase, hold or sell our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described in this section as well as the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.*

We intend to use the proceeds from our initial public offering and private placement of our securities to advance Oncoprex through clinical development, as well as for other purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Oncoprex. If the FDA requires that we perform additional preclinical studies or clinical trials, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of Oncoprex would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Oncoprex will not increase.

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

Our independent registered public accounting firm has indicated that our financial condition raises substantial doubt as to our ability to continue as a going concern.*

Our financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion for the years ended December 31, 2017 and 2016 a statement that there is substantial doubt as to our ability to continue as a going concern as a result of our recurring losses and financial condition on December 31, 2017 and 2016, unless we are able to obtain additional financing, enter into strategic alliances and/or sell assets. The reaction of investors to the inclusion of a going concern statement by our auditors, our current level of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. If we become unable to obtain additional capital and to continue as a going concern, we may have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to September 30, 2018, we incurred an accumulated deficit of approximately $26.4 million. We incurred net losses of approximately $8.9 million and approximately $2.6 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

Risks Related to Development and Commercialization of Our Current and Potential Product Candidates

Our success depends greatly on the success of our development of Oncoprex for the treatment of non-small cell lung cancer, and our pipeline of product candidates beyond this lead indication is extremely early stage and limited.*

At this time we are actively pursuing development of only one product candidate, Oncoprex for non-small cell lung cancer. Therefore, we are dependent on the success of Oncoprex in the near term. We cannot provide you any assurance that we will be able to successfully advance Oncoprex through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involves a substantial degree of uncertainty. Because Oncoprex and our other potential product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. Few gene therapy products have been approved in the United States or Europe. We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our current and potential product candidates. We may encounter delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

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

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for Oncoprex and our other potential product candidates.*

Oncoprex has been tested in only one prior Phase I clinical study, involving 31 patients. In that study, Oncoprex was tested as a monotherapy. We believe that the best path for development is to develop a combination therapy of Oncoprex in combination with erlotinib, immunotherapies, and possibly other drugs. We have an ongoing Phase I/II clinical trial testing Oncoprex in combination with erlotinib. Enrollment was completed in March 2015 for the Phase I portion of this clinical trial, in which 18 patients were enrolled. The Phase II portion of our Phase I/II clinical trial is at an early stage, with a limited number of patients enrolled, and the favorable results observed so far may not continue in the current clinical trial or be replicated in other clinical trials, especially those involving larger numbers of patients. Even if the Phase I/II trial is successful, success in early clinical studies may not be indicative of results obtained in later studies. The results from our Phase I/II trial may not demonstrate sufficient safety and efficacy to support the submission of marketing approval for Oncoprex. Before we request marketing approval, the FDA may require us to conduct additional clinical studies, or evaluate subjects for an additional follow-up. Unless an accelerated approval process is allowed by the FDA, one or more Phase III studies is normally required for approval.

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

If we reach an agreement with the FDA regarding expanded patient enrollment and defined patient cohorts, then we plan to amend the trial protocol accordingly and proceed with the amended protocol at MD Anderson and several additional clinical trial sites.   Amendments to the Phase II clinical trial protocol will require approval of the Investigational Review Board, or IRB, of each site where the amended trial is conducted. If we do not reach an agreement with the FDA on these changes, then we plan to reopen enrollment in the current version of the Phase II trial at MD Anderson and at additional clinical trial sites. In June 2018, we entered into an Amendment No. 2 to our Clinical Trial Agreement with MD Anderson under which we and MD Anderson agreed upon plans and funding to move ahead with the trial. Whether under the original protocol or a revised protocol, we intend to use a portion of the proceeds of our initial public offering and private placement to add additional clinical trial sites.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval for any of our current and potential product candidates and begin commercializing those products in the United States, our potential exposure under such laws would increase significantly, and our costs associated with compliance with such laws would likely also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of fines or other sanctions. The laws that may affect our ability to operate include, but are not limited to:

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.*

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from MD Anderson, or otherwise experience disruptions to our business relationships with MD Anderson or other future licensors, we could lose license rights that are important to our business.*

Under our license agreement with MD Anderson, we hold a worldwide, exclusive license to, among other things, manufacture and market products utilizing certain inventions that are critical to our business. We expect to enter into additional license agreements in the future. Our existing license agreement imposes various diligence, royalty and other obligations on us, and we expect that future license agreements will impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.

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

We have not yet registered the trademark for Oncoprex, and failure to secure such registration could adversely affect our business.*

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

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.*

As of November 12, 2018, we had five full-time employees. As we advance our current and potential product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our completed initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in nonconvertible debt during the prior three-year period.

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

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to existing and new compliance initiatives.*

As a public company, we incur, and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which will require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from their initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to result in significant and possibly increasing legal and financial compliance costs and to make some activities time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it difficult and expensive for us to obtain and maintain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

We may be exposed to risks relating to evaluations of controls required by Sarbanes-Oxley Act of 2002.*

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. There were 15,072,559 shares of our common stock outstanding as of November 12, 2018.   We are unable to predict the effect that sales may have on the market price of our common stock. In addition, as of November 12, 2018, 10,797,897 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plan, subject to outstanding warrants or issuable by us upon the instruction of one of the investors in our private placement, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and applicable securities laws, disregarding the ownership blockers relating to the securities under the private placement. We intend to file with the SEC a registration statement on Form S-8 under the Securities Act covering the shares of common stock reserved for issuance under the 2009 Plan, the 2018 Plan and the ESPP. Shares registered under the S-8 registration statement would be available for sale in the open market following its effective date, subject to Rule 144 volume limitations and the lock-up agreements described above, if applicable. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We intend to seek to raise additional funds, and we may finance acquisitions or develop strategic relationships, in each case by issuing equity or convertible debt securities in addition to the shares issued in our initial public offering, which would reduce the percentage ownership of our existing stockholders. Our board of directors has the authority, in some instances without action or vote of the stockholders, to issue our authorized but unissued shares of common or preferred stock. Our amended and restated certificate of incorporation authorizes us to issue up to 200,000,000 shares of voting common stock and 10,000,000 shares of preferred stock. Future issuances of common or preferred stock would reduce your influence over matters on which stockholders vote and would be dilutive to earnings per share. In addition, any newly issued preferred stock could have rights, preferences and privileges senior to those of the common stock. Those rights, preferences and privileges could include, among other things, the establishment of dividends that must be paid prior to declaring or paying dividends or other distributions to holders of our common stock or providing for preferential liquidation rights. These rights, preferences and privileges could negatively affect the rights of holders of our common stock, and the right to convert such preferred stock into shares of our common stock at a rate or price that would have a dilutive effect on the outstanding shares of our common stock.

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

The concentration of our common stock ownership by our current management may limit your ability to influence corporate matters.*

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 31.7% of our outstanding common stock, assuming the exercise of all outstanding options held by our directors and executive officers. Accordingly, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit the ability of other stockholders to influence corporate matters. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control.*

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

There has been no material change in the expected use of the net proceeds from our initial public offering as described in the final prospectus filed with the SEC on March 29, 2018. Through September 30, 2018, we have used approximately $3,900,000 of the net proceeds from the offering. Pending such uses, we plan to continue investing the unused proceeds from the initial public offering of our common stock in fixed, non-speculative income instruments.

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

GENPREX, INC.

Date: November 14, 2018	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan Confer
Ryan Confer
Chief Financial Officer
(Principal Financial Officer)