Form 10-K
period 2018-12-31
Genprex, Inc.
filed 2019-04-01
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38244

Genprex, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0772347
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1601 Trinity Street, Bldg B, Suite 3.322
Austin, Texas	78712
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including area code: (512) 370-4081

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $30.4 million, based on the closing price of the registrant’s common stock on June 29, 2018 of $7.6627 per share, as reported by the Nasdaq Capital Market.

As of March 25, 2019, there were 15,536,765 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2018.

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

With Oncoprex, we are initially targeting non-small cell lung cancer, or NSCLC. Researchers at MD Anderson have conducted two Phase I clinical trials and are currently conducting an ongoing Phase II clinical trial of Oncoprex in NSCLC. According to the World Health Organization, lung cancer is the leading cause of cancer deaths worldwide, causing more deaths than breast, colon, kidney, liver, prostate or skin cancers, and lung cancer is one of the most common types of cancer. Each year, there are over 2 million new lung cancer cases and 1.7 million deaths from lung cancer worldwide, and in the United States there are over 228,000 new cases and more than 142,000 deaths from lung cancer per year. NSCLC represents 84% of all lung cancers. According to the National Cancer Institute, the five-year survival rate for Stage IV (metastatic) NSCLC is less than 5%, and overall survival for lung cancer has not improved appreciably in the last 25 years. We believe that there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe that Oncoprex may be suitable for a majority of NSCLC patients.

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

A subset of NSCLC patients (approximately 10% of NSCLC patients of North American and European descent and approximately 30% to 50% of NSCLC patients of Asian descent) carry an EGFR mutation that makes their tumors sensitive to tyrosine kinase inhibitors, or TKIs, such as erlotinib. However, even for these patients, tumor resistance to TKIs frequently develops within two years, resulting in eventual disease progression. TKIs, such as erlotinib, generally do not benefit NSCLC patients who do not have this activating EGFR mutation. However, our clinical and preclinical data have shown that the combination of Oncoprex and erlotinib can increase anti-tumor activity even in cancers without the EGFR mutations, as well as in cancers that have become resistant to erlotinib. For this reason, we believe Oncoprex may be suitable for the majority of NSCLC patients.

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

Clinical data from the evaluation of 25 patients in our Phase I/II clinical trial, as well as our preclinical data, indicate that Oncoprex can be combined with the widely used anti-cancer drug erlotinib (marketed as Tarceva® by Genentech, Inc.) in humans. Erlotinib is a tyrosine kinase inhibitor, or TKI, which uses a mechanism of action similar to that of pan-kinase inhibitors to block the action of tyrosine kinases, which are a type of kinase involved in many cell functions, including cell signaling, growth and division. In addition, MD Anderson researchers have conducted preclinical studies combining Oncoprex with:

•	the TKI gefitinib (marketed as Iressa® by AstraZeneca Pharmaceuticals) in animals and in human NSCLC cells;
•	third generation TKIs such as osimertinib (marketed as Tagrisso® by AstraZeneca Pharmaceuticals);
•	MK2206 in animals (MK2206 is an inhibitor of AKT kinases, which affect cell signaling pathways downstream from tyrosine kinases);
•	an anti-PD-1 antibody such as pembrolizumab (marketed as Keytruda® by Merck & Co.) in humanized animal models;
•	an anti-PD-1 antibody equivalent to the checkpoint inhibitor nivolumab (marketed as Opdivo® by Bristol-Myers Squibb Company) in animals; and
•	an anti-CTLA4 antibody equivalent to ipilimumab (marketed as Yervoy® by Bristol-Myers Squibb Company) in animals.

The manufacturers of the marketed drugs were not involved in any of our clinical or preclinical studies. In studies involving marketed drugs, the drugs were administered concurrently with Oncoprex without being modified in any way, and the antibodies used in our preclinical studies that did not use the marketed drugs were the non-humanized equivalent to marketed drugs.

Data from these clinical and preclinical studies indicate that combining Oncoprex with these other therapies yields results more favorable than either these therapies or Oncoprex alone, with minimal side effects relative to other lung cancer drugs, thereby potentially making Oncoprex a therapy complementary to these cancer treatments. In addition, based on our clinical and preclinical studies and on preclinical studies conducted by others, we believe that Oncoprex could be combined with other lung cancer drugs that have similar mechanisms of action to the drugs mentioned above, such as pembrolizumab (marketed as Keytruda® by Merck & Co.), nivolumab (marketed as Opdivo® by Bristol-Myers Squibb Company), durvalumab (marketed as Imfinzi® by Medimmune/AstraZeneca), atezolizumab (marketed as Tecentriq® by Genentech/Roche), and osimertinib (marketed as Tagrisso® by AstraZeneca).

Researchers at MD Anderson have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, that may act as tumor suppressors or have other cancer fighting functions. We hold rights to certain of these genes under license agreements with MD Anderson. Data from preclinical studies performed by others suggest that product candidates that could be derived from our technology platform could be effective against other types of cancer, including breast, head and neck, renal cell (kidney), gliobastoma, and soft tissue cancer, as well as NSCLC. Therefore, our platform technologies may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

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

Preliminary analysis of the early data from the Phase II portion of our Phase I/II trial supports our belief that Oncoprex may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need, and may provide pathways for accelerated approval by the US Food and Drug Administration, or FDA. As a result of these initial findings, in April 2016, we suspended enrollment of new patients in the Phase II portion of the trial to collect additional trial data and have it analyzed in order to seek FDA guidance as to whether the protocol for this clinical trial could be modified to expand enrollment and also to divide the patients into cohorts with a view toward seeking accelerated approval in one or more of these cohort populations. We have completed the collection and analysis of the additional preliminary data and expect to present our findings to the FDA within the next several months. We now have decided to continue this clinical trial under the current protocol without major modification at this time. We are maintaining our plan to seek a pathway toward accelerated approval in one or more patient cohort populations.  Although this clinical trial is currently closed to new patient enrollment, it is not terminated, and is considered “ongoing” because activities such as patient follow-up and further data collection and analysis continue. We plan to reopen enrollment in the Phase II portion of the trial at

MD Anderson and at additional clinical trial sites.

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

Our technology discoveries and research and development programs have been the subjects of numerous peer-reviewed publications and have been supported by Small Business Innovation Research, or SBIR, grants and grants from the National Institutes of Health, the United States Department of Treasury, and the State of Texas. We hold a worldwide, exclusive license from MD Anderson to patents covering the therapeutic use of TUSC2 and other genes that have been shown to have cancer fighting properties, as well as a number of related technologies, including 32 issued patents and one allowed patent.

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

Our Strategy

We intend to develop and commercialize treatments for cancer based on our proprietary gene therapy platform, alone or in combination with other cancer therapies. Key elements of our strategy include:

•

Conduct Ongoing and New Clinical Trials. We plan to continue clinical trials of Oncoprex immunogene therapy in combination with erlotinib for treatment of NSCLC, while exploring pathways to accelerated Food and Drug Administration, or FDA, approval of this combination in subpopulations of NSCLC patients for whom there is currently no approved targeted therapy. We also plan to pursue a clinical trial of the combination of Oncoprex with anti-PD-1 immunotherapy. We may also pursue clinical trials of the combination of Oncoprex plus osimertinib (marketed as Tagrisso® by AstraZeneca) and with additional targeted therapies and immunotherapies.
•

Investigate the Effectiveness of Oncoprex in Other Cancers We may also explore the combination of Oncoprex and erlotinib in other cancers such as soft tissue sarcomas, kidney, head and neck, glioblastoma, and/or breast cancer, and we may pursue development of additional proprietary genes alone or in combination with other drugs, such as EGFR TKIs and/or with immunotherapies.

•

Prepare to Commercialize Oncoprex. Successful commercialization requires careful alignment of Genprex’s business model with its manufacturing strategy.  As Genprex continues the development of Oncoprex, access to technology is a primary consideration. Manufacturing strategy has been developed and incorporated into Genprex’s business plan.  Genprex expects and plans to continue to refine its manufacturing strategy to ensure scalable production of its drug candidates and prepare for commercialization. The Company believes that our manufacturing team have significant experience to effectively anticipate and solve future manufacturing challenges, associated with scaling production to larger volume, with CDMO partners. The company will continue to establish and demonstrate product bioequivalence as our processes evolve and scale from existing pre-clinical lab settings through technology transfer to future settings including larger GMP scale processes and facilities. Genprex is prepared to provide a GMP validation package for our large-scale manufacturing solutions. As the Company’s clinical trials progress, manufacturing will be completed in parallel to ensure optimal drug delivery required for patient demand. This will require specialized expertise, advanced manufacturing, and supply chain management capabilities that Genprex will leverage through our access to and, optimal use of, innovative technologies. We also expect to review and optimize supply chain services such as stability studies, cold chain storage and shipping, and supply and inventory management. In addition to meeting requirements for reproducibility, safety, and efficacy, the preparation to support commercialization of Oncoprex is also designed to be cost effective. Genprex will continue to optimize its manufacturing capabilities and process controls to support clinical trials and move toward commercialization.

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

Clinical and preclinical data indicate that Oncoprex, when combined with EGFR TKIs such as erlotinib, gefitinib, and osimertinib, provides a synergistic effect that could also benefit the larger population of NSCLC patients who are EGFR negative (which means they are not expected to benefit from EGFR TKI drugs alone). Further, our data show that Oncoprex may re-sensitize EGFR positive patients who become resistant to, and therefore no longer benefit from, EGFR TKIs alone. Thus, Oncoprex may both significantly expand the benefit of EGFR TKIs to the majority of patients (90% of those of American and European descent and 50% to 70% of those of Asian descent) who do not have EGFR activating mutations and would therefore not otherwise be expected to benefit from EGFR TKI drugs, and also extend the usefulness and benefit of EGFR TKIs for the population of NSCLC patients who are EGFR positive, but who do not have the T790 mutation and who have become refractory to erlotinib, for whom there is currently no well-accepted standard treatment other than chemotherapy.

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

Platform Technologies

We hold an exclusive worldwide license to patents covering the therapeutic use of a series of genes in the 3p21.3 region of the human chromosome, including TUSC2, that have been shown in preclinical and clinical research to have cancer fighting properties. While we are initially targeting NSCLC, data from preclinical studies conducted by others indicate that product candidates derived from our immunogene therapy platform may also be effective with respect to other types of cancer, including soft tissue, kidney, head and neck, and breast cancer. Preclinical and clinical data also indicate that our current and potential product candidates are complementary to other successful cancer drugs. Therefore, our platform technologies may allow delivery of any of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. In addition, we are investigating biomarkers to predict response and additional immunotherapies to combine with Oncoprex.

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

Metabolic Tumor Response in a Metastatic Lung Cancer Subject

This subject survived after subsequent therapy more than seven years after the final treatment with Oncoprex, to our knowledge, without evidence of cancer progression in the responding sites.

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

Preclinical Studies

Investigators at MD Anderson conducted preclinical research showing that Oncoprex alone blocked the activation of the c-Abl tyrosine kinase. A number of other studies at MD Anderson have demonstrated the complementary effects of Oncoprex combined with a variety of targeted kinase inhibitory agents, both marketed and in various stages of clinical development, including erlotinib, gefitinib, osimertinib, MK2206, and others. Researchers investigated the use of Oncoprex combined with commercially available EGFR TKI drugs erlotinib and gefitinib, and conducted preclinical in vitro and in vivo studies combining Oncoprex with these drugs in a variety of human lung cancer cell lines, including cancers with activating EGFR mutations and EGFR mutation negative cancers. Lung cancers known to have intrinsic and acquired resistance to erlotinib therapy were also studied, as were Kras-related and other cancers. Notably, studies in xenograft animal models demonstrated that Oncoprex and either erlotinib or gefitinib showed synergistic anti-cancer effects, superior to either agent used alone, in both EGFR mutation negative cancers (generally not candidates for erlotinib) and in EGFR mutation positive cancers (optimal candidates for erlotinib), including cancers known to be resistant to erlotinib therapy. The addition of Oncoprex to either erlotinib or gefitinib overcame drug-induced resistance by simultaneously inactivating EGFR and AKT signaling pathways and by inducing apoptosis in erlotinib- or gefitinib-resistant cancers with EGFR mutations and with EGFR mutation-negative cancers.

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

As a result of these initial findings, in April 2016, we suspended enrollment of new patients in the Phase II Combination Trial to collect additional trial data and have it analyzed in order to seek FDA guidance as to whether the protocol for this clinical trial could be modified to expand enrollment and/or also to divide the patients into cohorts with a view toward seeking accelerated approval in one or more of these cohort populations. We have completed the collection and analysis of the additional preliminary data and expect to present our findings to the FDA within the next several months. We now have decided to continue this clinical trial under the current protocol without major modification at this time. We are maintaining our plan to seek a pathway toward accelerated approval in one or more patient cohort populations. Although this clinical trial is currently closed to new patient enrollment, it is not terminated, and is considered “ongoing” because activities such as patient follow-up and further data collection and analysis continue.

We plan to reopen enrollment in the current Phase II Combination Trial at MD Anderson and at additional clinical trial sites. Adding additional sites will require approval of the Investigational Review Board, or IRB, of each site where the trial is conducted. Assuming enrollment of two or three patients per month, we estimate that enrollment of the remaining patients for the Phase II Combination Trial could take a year, but because enrollment in clinical trials is uncertain, that estimate is also subject to substantial uncertainty. Any estimate of the duration of the trial would also be subject to substantial uncertainty, because treatment generally continues under the clinical trial protocol until the patient dies, experiences a serious adverse event or withdraws from the trial, or until cancer progresses. Even after completion of treatment, patients continued to be monitored. We intend to use a portion of our available funds to add additional clinical trial sites.

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

MD Anderson is currently testing the shelf life of the final DOTAP:cholesterol formulation. A shelf life of at least one year has been established to date, and testing is ongoing.

Intellectual Property

We hold a worldwide, exclusive license to 32 issued patents and one allowed patent for technologies developed at MD Anderson and UTSWMC. These patents comprise various therapeutic, diagnostic, technical and processing claims.

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

United States (3 issued)

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

United States (1 allowed)

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

Our current Phase I/II Combination Trial is being conducted at MD Anderson pursuant to a Clinical Study Agreement between Genprex and MD Anderson dated February 10, 2014. Under this agreement, MD Anderson agreed to conduct the Phase I/II Combination Trial under the study protocol, which includes treatment of up to 57 patients, and Genprex agreed to pay up to $1,738,818 to MD Anderson for conducting the clinical trial. As of December 31, 2018, we have paid approximately $530,000 to MD Anderson pursuant to this agreement, and a total of 28 patients have been enrolled in the Phase I/II Combination Trial. This Clinical Study Agreement has a term of five years and may be terminated earlier by us upon thirty days’ notice, with due regard for the health and safety of the study subjects. In addition, we and MD Anderson may terminate the Clinical Study Agreement immediately by written agreement, MD Anderson may terminate the agreement immediately if the principal investigator of the Phase I/II Combination Trial is unable to continue to serve and we and MD Anderson cannot agree on an acceptable successor, and either we or MD Anderson may terminate the agreement if necessary for the safety, health or welfare of the clinical trial subjects.

In January 2015, we entered into an option agreement with MD Anderson. This option agreement, which was renewed in July 2018, grants exclusive rights to us to negotiate, until March 13, 2019, an exclusive license agreement related to patents covering both a method for treating cancer and biomarker technology that would allow us to identify patients who might benefit from this treatment. We have paid MD Anderson a total of $35,000 for this option agreement. We are negotiating with MD Anderson to extend the term of this option agreement.

In February 2017, we entered into a second option agreement with MD Anderson. This option agreement, which was renewed in July 2018, grants exclusive rights to us to negotiate, until March 13, 2019, an exclusive license agreement related to technology that would provide patent protection for the use of TUSC2 with checkpoint inhibitors. We have paid MD Anderson a total of $37,803 for this option agreement. We are negotiating with MD Anderson to extend the term of this option.

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

The BPCIA is complex and its interpretation and implementation by the FDA remains unpredictable. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate effect, implementation, and meaning of the BPCIA is subject to uncertainty.

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

Federal and State Fraud and Abuse Laws

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the U.S. Department of Health and Human Services, for instance, the Office of Inspector General, DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. These federal and state laws, which generally will not be applicable to us or our current and potential product candidates unless and until we obtain FDA marketing approval for any of our current and potential product candidates, include, among others, anti-kickback statutes, the False Claims Act and related stated state and federal laws, the Stark Law and related state and federal laws, transparency laws, privacy and regulation regarding providing drug samples, sales and marketing activities and our relationships with customers and payors as follows.

The federal Anti-Kickback Statute prohibits, among other things, individuals and entities from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, recommending, ordering, or arranging for the purchase, lease, recommendation or order of any health care item or service reimbursable, in whole or in part, under Medicare, Medicaid, or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. In December 2018 a judge for the United States District Court for the Northern District of Texas ruled that the entire Affordable Care Act is unconstitutional.  The ruling, which is on hold pending appeal, was followed by a brief from the Department of Justice stating that the district court’s ruling should be affirmed.  While the Affordable Care Act remains in effect at the time of this filing, its future is uncertain.    With respect to repeal or revision of the Affordable Care and its replacement with new or revised legislation, it is unclear when such legislation will be enacted, what it will provide and what impact it will have on the availability of healthcare and containing or lowering costs of healthcare.

The Trump Administration’s proposed fiscal year, or FY, 2020 budget includes extensive health policy provisions, the impact of which is unpredictable.  Among other changes, the proposed FY 2020 budget would authorize an administrative penalty for providers for ordering high-risk, high-cost items or services without proper documentation, authorize civil monetary penalties for failure to report changes to information provided during Medicaid enrollment or revalidation, and extend the Affordable Care Act Cost-Sharing Reduction payments through calendar year 2020.  It is unclear how these and other provisions of the FY 2020 budget resolution may affect our business in the future.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Because biologically-sourced raw materials are subject to unique contamination risks, their use may be subjected to different types of restrictions in different countries.

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

Employees

As of March 25, 2019, we had seven full-time employees, and accordingly, a high percentage of the work performed for our development projects is outsourced to qualified independent contractors.

Corporate Information

We were incorporated in Delaware in April 2009. Our principal executive offices are located at 1601 Trinity Street, Bldg B, Suite 3.322, Austin, TX 78712, and our telephone number is (877) 774-4679. Our corporate website address is www.genprex.com.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Annual Report on Form 10-K, including the financial statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, before making a decision to purchase, hold or sell our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We are using the proceeds from our initial public offering and private placement of our securities to advance Oncoprex through clinical development, as well as for other purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Oncoprex. If the FDA requires that we perform additional preclinical studies or clinical trials, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of Oncoprex would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Oncoprex will not increase.

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

Some of these factors are outside of our control. We expect that our existing cash, and marketable securities will be sufficient to fund our current operations through at least the next 15 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We believe that our existing capital may not be sufficient to enable us to complete the development and commercialization of Oncoprex. Accordingly, we expect that we may need to raise additional funds in the future.

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

In the past, our independent registered public accounting firm has included in its audit opinion a statement relating to our ability to continue as a going concern, and in future years our financial condition and results of operations could result in a similar qualification. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to December 31, 2018, we incurred an accumulated deficit of approximately $29.8 million. We incurred net losses of approximately $12.4 million and approximately $3.3 million for the years ended December 31, 2018 and 2017, respectively.

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

We are a clinical stage company with a limited operating history. Our operations to date have been limited to conducting clinical and preclinical research. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our operating results are expected to significantly fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

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

Risks Related to Development and Commercialization of Our Current and Potential Product Candidates

Our success depends greatly on the success of our development of Oncoprex for the treatment of non-small cell lung cancer, and our pipeline of product candidates beyond this lead indication is extremely early stage and limited. Oncoprex and our product candidates are based on novel technology, which makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

At this time we are actively pursuing development of only one product candidate, Oncoprex for non-small cell lung cancer. Therefore, we are dependent on the success of Oncoprex in the near term. We cannot provide you any assurance that we will be able to successfully advance Oncoprex through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involve a substantial degree of uncertainty. Because Oncoprex and our other potential product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. Few gene therapy products have been approved in the United States or Europe. We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our current and potential product candidates. We may encounter delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

In addition, the clinical trial requirements of FDA, the European Commission, the European Medicines Agency, or the EMA, the competent authorities of the European Union, or EU, Member States and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates in either the United States or the EU, or how long it will take to commercialize any other products for which we receive marketing approval. In addition, any future marketing authorization granted by the European Commission may not be indicative of what FDA may require for approval and vice versa.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our current and potential product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our current and potential product candidates.

Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our current and potential product candidates target prescribing treatments that involve the use of our current and potential product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our current and potential product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our current and potential product candidates, and the resulting publicity could lead to increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Concern about the environmental spread of our product, whether real or anticipated, could also hinder the commercialization of our products.

Prior to receiving Oncoprex, patients are required to undergo genetic screening to detect EGFR mutations and other mutations relevant to cancer.  Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing.  Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. Genetic testing information is also subject to significant restrictions under both federal and state law.  For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers.  This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for Oncoprex or any other products for which we may obtain marketing approval.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for Oncoprex and our other potential product candidates.

Oncoprex has been tested in only one prior Phase I clinical study, involving 31 patients. In that study, Oncoprex was tested as a monotherapy. We believe that the best path for development is to develop a combination therapy of Oncoprex in combination with erlotinib, immunotherapies, and possibly other drugs. We have an ongoing Phase I/II clinical trial testing Oncoprex in combination with erlotinib. Enrollment was completed in March 2015 for the Phase I portion of this clinical trial, in which 18 patients were enrolled. The Phase II portion of our Phase I/II clinical trial is at an early stage, with a limited number of patients enrolled, and the favorable results observed so far may not continue in the current clinical trial or be replicated in other clinical trials, especially those involving larger numbers of patients. Even if the Phase I/II trial is successful, success in early clinical studies may not be indicative of results obtained in later studies. The results from our Phase I/II trial may not demonstrate sufficient safety and efficacy to support the submission of marketing approval for Oncoprex. Before we request marketing approval, the FDA may require us to conduct additional clinical studies or evaluate subjects for an additional follow-up. Unless an accelerated approval process is allowed by the FDA, one or more Phase III studies is normally required for approval.

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

As the second phase of a Phase I/II clinical trial, MD Anderson researchers are conducting a Phase II clinical trial evaluating Oncoprex in combination with erlotinib in NSCLC. Enrollment eligibility criteria for this clinical trial are broad and include stage IV and recurrent NSCLC not potentially curable by radiotherapy or surgery, whether or not the patients have received prior chemotherapy, and whether or not they have an activating EGFR mutation. The Phase II trial began in June 2015 and is ongoing at MD Anderson. Ten patients have been entered and nine are evaluable for response under the trial protocol, because they have received two or more cycles of treatment. Preliminary analysis of the data from these patients further support our belief that Oncoprex may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need and may provide pathways for accelerated approval.

As a result of these initial findings, in April 2016, we suspended enrollment of new patients in this Phase II clinical trial to collect additional trial data and have it analyzed in order to seek FDA guidance as to whether the protocol for this clinical trial could be modified to expand enrollment and also to divide the patients into cohorts with a view toward seeking accelerated approval in one or more of these cohort populations. We expect to present our findings to the FDA within the next several months. We now have decided to continue this clinical trial under the current protocol without major modification at this time. We are maintaining our plan to seek a pathway toward accelerated approval in one or more patient cohort populations. Although the clinical trial is currently closed to new patient enrollment, it is not terminated, and is considered “ongoing” because activities such as patient follow-up and further data collection and analysis continue.

We plan to reopen enrollment under the current protocol at MD Anderson and several additional clinical trial sites. Adding additional sites will require approval of the Investigational Review Board, or IRB, of each additional site where the trial is conducted. In June 2018, we entered into an Amendment No. 2 to our Clinical Trial Agreement with MD Anderson under which we and MD Anderson agreed upon plans and funding to move ahead with the trial. We intend to use a portion of our available funds to add additional clinical trial sites.

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

•	serious and unexpected side effects experienced by subjects in our clinical trials or by individuals using drugs similar to our current and potential product candidates;
•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	delays in enrolling research subjects in clinical trials;

•	high drop-out rates and high fail rates of research subjects;
•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	poor effectiveness of our current and potential product candidates during clinical trials; or
•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or vendor.

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

We currently plan to seek initial marketing approval in the United States and subsequently in Europe. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or the EMA, or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Thirty-one patients were treated in our first Phase I clinical trial of Oncoprex used as a monotherapy, and 28 patients have been enrolled to date (out of a possible total of 57) in our current Phase I/II clinical trial of Oncoprex in combination with erlotinib in NSCLC. Of the 28 patients, 18 were enrolled in the Phase I portion of the Phase I/II trial, and three of these 18 are also enrolled in the Phase II portion. Safety and efficacy results to date may not continue to be obtained as additional patients are treated and may not be duplicated in future clinical trials. A number of companies in the pharmaceutical industry, including those with greater resources and experience than ours, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials.

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

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in composition of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of drop out among clinical trial participants. We do not know whether any clinical trials we or any of our potential future collaborators may conduct will demonstrate the consistent or adequate efficacy and safety that would be required to obtain regulatory approval and market any products. If we are unable to bring Oncoprex to market, or to acquire other products that are on the market or can be developed, our ability to create stockholder value will be limited.

Regulatory authorities also may approve a product candidate for more limited indications than requested, or they may impose significant limitations in the form of narrow indications.  These regulatory authorities may require warnings or precautions with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials.  In addition, regulatory authorities may not approve the labeling claims or allow the promotional claims that are necessary or desirable for the successful commercialization of our product candidates.  Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.

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

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our current and potential product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our current and potential product candidates in particular, as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the clinical indications for which our current and potential product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our current and potential product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our current and potential product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our current and potential product candidates as well as competitive products;
•	the cost of treatment – both in absolute terms and in relation to alternative treatments;
•	the availability of coverage, reimbursement and pricing by third-party payors and government authorities and the adequacy thereof;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;
•

the willingness, ability and availability of healthcare providers that can comply with the transportation, handling, and temperature-controlled storage requirements associated with our current and potential product candidates;

•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts, which are subject to various limitations under applicable law.

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

The Phase I portion of our Phase I/II trial combining Oncoprex with erlotinib was a dose escalation study with the primary purpose of determining the MTD. Dose Limiting Toxicities were defined as grade 3, 4 or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1 (Oncoprex .045 mg/kg plus erlotinib 100 mg), one subject had grade 3 adverse events of fatigue, muscle weakness and hyponatremia (low sodium level) considered to be related to the study treatment (erlotinib); therefore, three additional subjects were treated at this dose level (six subjects total), none of whom suffered a Dose Limiting Toxicity. At dose level 2 (Oncoprex .06 mg/kg plus erlotinib 100 mg), there were no Dose Limiting Toxicities. At dose level

3 (Oncoprex .45 mg/kg plus erlotinib 150 mg), one subject had a grade 3 rash considered to be related to the study treatment (erlotinib); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects suffered a Dose Limiting Toxicity at dose level 3. At dose level 4 (Oncoprex .06 mg/kg plus erlotinib 150 mg), there were no Dose Limiting Toxicities; thus dose level 4 was determined to be the MTD. None of the 10 subjects treated to date in the Phase II portion of the Phase I/II trial suffered a Dose Limiting Toxicity.

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

Potential product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of Oncoprex and any other products that we may develop.

In the event Oncoprex or any of our other potential product candidates is approved for marketing by the FDA and other regulatory authorities, we may face potential product liability. If successful claims are brought against us, we may incur substantial liability and costs. If the use of our current and potential product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our current and potential product candidates, our regulatory approvals could be revoked or otherwise negatively affected, and we could be subject to costly and damaging product liability claims. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Our internal computer systems, or those used by our CROs, contractors or consultants, may fail or suffer security breaches. There is also the potential for other data breaches (e.g., via paper documents) or otherwise.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have competitors in the United States, Europe and elsewhere, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or in discovering, developing and commercializing drugs for the cancer indications that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than any product candidates that we are currently developing or that we may develop, which could render our products obsolete or noncompetitive.

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

Our business currently depends largely on the successful development and commercialization of Oncoprex. Our ability to generate revenue related to product sales will depend on the successful development and regulatory approval of Oncoprex for the treatment of cancer. Even if we complete the necessary clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate. Further, if we do obtain regulatory approval, it may only apply to a more narrow indication than we expect. Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

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

BLAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. BLAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a BLA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete, and approval is never guaranteed. If we submit a BLA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators in other jurisdictions have their own procedures for approval of product candidates. Even if a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our current and potential product candidates or other products. Also, regulatory approval for any of our current and potential product candidates may be withdrawn.

If we are unable to obtain approval from the FDA or other regulatory agencies for Oncoprex, or if, subsequent to approval, we are unable to successfully commercialize Oncoprex or our other potential product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

In addition, the clinical trial requirements of the FDA, the EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates.

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

Even if we obtain regulatory approval for Oncoprex and/or another product candidate, our products will remain subject to regulatory oversight.

Oncoprex and/or any of our product candidates for which we obtain regulatory approval, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to the specific obligations imposed as a condition for marketing authorization by equivalent authorities in a foreign jurisdiction, particularly by the European Commission, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the quality, safety and efficacy of the product.

For example, in the United States, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the Federal Food Drug and Cosmetic Act, or the FDCA, and implementing regulations and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.

In the EU, any future advertising and promotion of our products will be subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with health care professionals. These laws require that promotional materials and advertising for medicinal products are consistent with the product’s Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comport with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.

In addition, product manufacturers and their facilities may be subject to payment of application and program fees and are subject to continual review and periodic inspections by FDA and other regulatory authorities for compliance with current good manufacturing, or cGMP, requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagree with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements for any product following approval, a regulatory authority may:

•	issue a warning letter asserting that we are in violation of the law;
•	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
•	suspend or withdraw regulatory approval;
•	suspend any ongoing clinical trials;
•	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;
•	restrict the marketing or manufacturing of the product;
•	seize or detain the product or otherwise demand or require the withdrawal or recall of the product from the market;
•	refuse to permit the import or export of products;
•	request and publicize a voluntary recall of the product; or
•	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and adversely affect our business, financial condition, results of operations and prospects.

If the FDA does not find the manufacturing facilities of our future contract manufacturers acceptable for commercial production, we may not be able to commercialize any of our current and potential product candidates.

We do not intend to manufacture the pharmaceutical products that we plan to sell. We are currently utilizing contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product for the trials of Oncoprex currently being conducted or that will need to be conducted prior to seeking regulatory approval. However, we do not have agreements for supplies of Oncoprex or any of our other potential product candidates, and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize Oncoprex if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture Oncoprex or any of our other potential product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture materials that conform to our specifications and the FDA’s current good manufacturing practices, or cGMP, standards and other requirements of any governmental agency to whose jurisdiction we are subject, our current and potential product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our current and potential product candidates, including:

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

Any of these factors could cause the delay of approval or commercialization of our current and potential product candidates, cause us to incur higher costs or prevent us from commercializing our current and potential product candidates successfully. Furthermore, if any of our current and potential product candidates are approved and contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis at commercially reasonable prices, and we are unable to find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality and on a timely basis, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our current and potential product candidates and to have any such new source approved by the government agencies that regulate our products.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

State and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools.  Recently, the Bipartisan Budget Act of 2018, or the BBA, increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute.  Enforcement agencies also continue to pursue novel theories of liability under these laws.  Government agencies have recently increased regulatory scrutiny and enforcement activity with respect to programs supported or sponsored by pharmaceutical companies, including reimbursement and co-pay support, funding of independent charitable foundations and other programs that offer benefits for patients.  Several investigations into these types of programs have resulted in significant civil and criminal settlements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval for any of our current and potential product candidates and begin commercializing those products in the United States, our potential exposure under such laws would increase significantly, and our costs associated with compliance with such laws would likely also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs and interactions with physicians and other health care providers. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of fines or other sanctions. The laws that may affect our ability to operate include, but are not limited to:

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

•

the Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•	we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. In particular the Affordable Care Act and its implementing regulations, among other things, subjected biological products to potential competition by lower-cost biosimilars, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our current and potential product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. The current Presidential Administration and U.S. Congress may seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. While the extent to which any such changes may affect our business is uncertain, steps have been taken to repeal and replace certain aspects of the Affordable Care Act.

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress also could consider subsequent legislation to repeal or repeal and replace other elements of the Affordable Care Act. We continue to evaluate the possible impact of the Affordable Care Act, as amended, and the possible repeal and/or replacement of the Affordable Care Act on our business.

In late 2018, the Centers for Medicare & Medicaid Services, or CMS, issued an advance notice of proposed rulemaking describing a potential mandatory model to test Medicare reimbursement based on an “International Pricing Index”, or IPI. CMS is considering issuing a proposed rule that would describe the model in more detail in spring 2019, with the goal of starting the model in spring 2020.  If a model would proceed as described, we cannot predict the requisite infrastructure and reporting requirements, existing and new data sources required to establish an IPI and the impact on price reporting and reporting mechanics.

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

If we obtain approval to commercialize any of our product candidates outside the United States, in particular in the EU, a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates outside the United States, including:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

We intend to continue to rely on third-party contract manufacturing organizations, or CMOs, to produce our current and potential product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays, but we have not entered into binding agreements with any such CMOs or CTOs to support commercialization. Additionally, any CMO may not have experience producing our current and potential product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our products at the quality, quantities, locations and timing needed to support commercialization. We may change our manufacturing process, and there can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Also, as a consequence of the manufacturing change, there may be a requirement to conduct additional preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

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

Our leading drug candidate, Oncoprex, is based upon patents and related technology covered by a patent and technology license agreement between The University of Texas MD Anderson Cancer Center, or MD Anderson, and Introgen Therapeutics, Inc. (such technology license agreement is referred to as the “MD Anderson License Agreement”), under which we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property. In 2007, the MD Anderson License Agreement was sublicensed by Introgen Therapeutics, Inc. to Introgen Research Institute, Inc., a Texas corporation (IRI) and in 2009 this sublicense was assigned by IRI to us, and we granted back to IRI a nonexclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations. IRI also agreed in 2011 to provide additional technology licensing opportunities and services to us in return for monthly payments and our obligation to pay to IRI a royalty of one percent (1%) on sales of products licensed to us under the MD Anderson License Agreement. We also granted a non-exclusive, royalty-free sublicense to IRI in 2011 for non-commercial research purposes. IRI’s obligations to provide additional technology licensing opportunities and services to us, and our obligation to make monthly payments to IRI, were terminated in 2012; however, our obligation to pay the one percent (1%) royalty to IRI upon sales of products licensed to us under the MD Anderson License Agreement is ongoing. This royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us. IRI is controlled by Rodney Varner and his immediate family members. Mr. Varner is currently Chairman of our board of directors, having joined our board of directors on August 15, 2012, and has been our Chief Executive Officer since August 29, 2012; accordingly, in 2009 and 2011, when the above referenced agreements between IRI and Genprex were entered into, Mr. Varner was neither a member of our board of directors nor an executive officer of Genprex. When the 2011 agreement was entered into, Mr. Varner was deemed to be an “affiliate” of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party.

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

We may now and in the future employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

As of March 25, 2019, we had seven full-time employees. As we advance our current and potential product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

Global credit and financial markets have experienced volatility and disruptions in past years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in nonconvertible debt during the prior three-year period.

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

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to existing and new compliance initiatives.

As a public company, we incur, and will continue to incur, significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from their initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to continue to result in significant and possibly increasing legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it difficult and expensive for us to obtain and maintain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2018, identified a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Management performed an annual assessment as of December 31, 2018 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective and as of the year ended December 31, 2018, due to a material weakness in our internal controls due to the lack of segregation of duties. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” To remediate the identified material weakness, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-recurring or unusual transactions. However, notwithstanding our remediation efforts, there is no assurance we will not encounter future accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline. There were 9,772,516 shares of our common stock outstanding as of March 25, 2019 that are subject to certain resale restrictions under the securities laws. We are unable to predict the effect that sales of these shares may have on the market price of our common stock. In addition, as of March 25, 2019, 11,483,449 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plan, subject to outstanding warrants or issuable by us upon the instruction of one of our investors, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and applicable securities laws, disregarding the ownership blockers relating to the securities under our 2018 private placement. We intend to file with the SEC a registration statement on Form S-8 under the Securities Act covering the shares of common stock reserved for issuance under the 2009 Plan, the 2018 Plan and the ESPP. Shares registered under the S-8 registration statement would be available for sale in the open market following its effective date, subject to Rule 144 volume limitations and the lock-up agreements described above, if applicable. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 32.9% of our outstanding common stock, assuming the exercise of all outstanding options held by our directors and executive officers. Accordingly, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit the ability of other stockholders to influence corporate matters. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate and executive offices are in located in leased facilities in Austin, Texas and Cambridge, Massachusetts. The Austin lease expires on April 30, 2019. We are currently negotiating a renewal of the lease. The Cambridge lease is month-to-month. We believe our current facilities and those that we believe are available to us are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

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

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Capital Market under the symbol “GNPX” on March 29, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 25, 2019, there were approximately 249 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Securities Authorized for Issuance Under Our Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

During the 12 months ended December 31, 2018, we issued and sold the following unregistered securities (excluding those previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K)  :

(1)	On November 19, December 21 and December 31, 2018, we issued an aggregate of 133,167 shares of our common stock to consultants in consideration of services provided by the consultants.
(2)	On November 2, 2018, we granted options to purchase an aggregate of 955,908 shares of our common stock under our 2018 Equity Incentive Plan to two of our directors and one of our employees.

The offers, sales and issuances of the securities described in paragraph (1) were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) (or Regulation D promulgated thereunder) in that the issuance of securities to the accredited investors did not involve a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor under Rule 501 of Regulation D.

The offer, sale and issuance of the securities described in paragraph (2) were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 thereunder in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipient of such securities was our employee and received the securities under our 2009 Plan.

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

As of December 31, 2018, we had used all of the net proceeds received from our initial public offering, primarily in advancing Oncoprex through Phase I/II clinical trials, manufacturing pre-commercial clinical trial and preclinical study materials, conducting IND-enabling activities for Oncoprex and for working capital and general corporate purposes. There was no material change in the use of proceeds from our initial public offering from the planned use as described in our final prospectus filed with the Securities and Exchange Commission on March 29, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and the related notes thereto, each included elsewhere in this Annual Report on Form 10-K.

The statements of operations data for the years ended December 31, 2018 and 2017 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year Ended December 31,
	2018	2017
Statement of Operations Data:
Revenues	$—	$—
Depreciation	5,885	3,242
Research and development expense	971,427	289,934
General and administrative expense	11,386,229	3,019,171
Net loss	$(12,372,339)	$(3,314,157)
Net loss per share—basic and diluted	$(0.90)	$(0.29)
Weighted average number of common shares—basic and diluted	13,771,020	11,500,032

	As of December 31,
	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$8,600,918	$161,251
Working capital (deficit)	8,459,245	(637,390)
Total assets	9,268,956	1,259,538
Accumulated deficit	(29,824,691)	(17,452,352)
Total stockholders’ equity	8,881,135	428,574

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

On April 3, 2018, we completed our initial public offering, in which we sold an aggregate of 1,280,000 shares of our common stock at $5.00 per share, resulting in net proceeds of $5.025 million after underwriting discounts, commissions, and offering expenses. On May 9, 2018, we completed a private placement, in which we sold an aggregate of 828,500 shares of our common stock at $12.07 per share, resulting in net proceeds of $9.250 million after underwriting discounts, commissions, and offering expenses.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to December 31, 2018. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

General and administrative. General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, travel, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase in future periods due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations, and other costs associated with being a public company.

Depreciation. Depreciation expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate computer and office equipment to have a 5-year life.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following summarizes our results of operations for the years ended December 31, 2018 and 2017.

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

Research and development expense was $971,427 for the year ended December 31, 2018 as compared to $289,934 for the year ended December 31, 2017. This increase of $681,493 was due to the Company’s focus on improving clinical strategies, expanding research activities, refining existing manufacturing processes, and developing new manufacturing and logistics processes to support future research and development activities.

We expect research and development expense to increase in future periods as we expand our clinical programs to a greater number of sites and our research programs to include new therapy combinations.

General and Administrative Expense. General and administrative expense primarily consists of personnel costs, travel, information technology, facilities, and professional service fees. Professional services fees primarily consist of legal, accounting and consulting costs.

General and administrative expense for the year ended December 31, 2018 was $11,386,229 as compared to $3,019,171 for the year ended December 31, 2017. The $8,367,058 increase in general and administrative expense is related primarily to a larger than normal equity-based compensation amount issued in 2018 to recruit and retain executive leadership, board members, and technical experts to our team. Excluding this expense, an increase of $4,225,568 for the year ended December 31, 2018 versus December 31, 2017 was primarily due to increased headcount, associated office space and employee-related expenses, and expenses related to the Company’s initial public offering and private placement.

Interest Income. Interest income was $29,184 and $80 for the years ended December 31, 2018 and 2017, respectively. This increase of $29,104 was entirely due to utilization of money market instruments in the year ended December 31, 2018.

Interest Expense. Interest expense was $37,982 and $1,890 for the years ended December 31, 2018 and 2017, respectively. This increase of $36,092 was entirely due to increase in utilization of debt in 2018 as we prepared for our initial public offering.

Depreciation Expense. Depreciation expense was $5,885 and $3,242 for the years ended December 31, 2018 and 2017, respectively. Depreciation is generated from our fixed assets, which consist only of computer equipment at this time. The increase of $2,643 in depreciation is due to additional equipment purchased and utilized by new employees during the year ended in December 31, 2018.

Liquidity and Capital Resources

From our inception through December 31, 2018, we have never generated revenue from product sales and have incurred net losses in each year since inception. As of December 31, 2018, we had an accumulated deficit of $29,824,691. Prior to our initial public offering, we funded our operations primarily through the sale and issuance of preferred stock. In connection with our initial public offering, we converted all preferred stock to common stock and forward-split the common stock on a 6.6841954-to-1 basis. During 2017, we sold 22,473 shares of Series G preferred stock at $35.33 per share or 150,211 shares of common stock at $5.29 per share taking into account the conversion and forward-split, for a total of $793,971.

On April 3, 2018, we completed our initial public offering, whereby we sold 1,280,000 shares of common stock for net proceeds of $5,025,000. On May 9, 2018, we completed a private placement whereby we sold 828,500 shares of common stock for net proceeds of $9,250,000 and issued warrants to purchase shares of common stock. On August 1, 2018, pursuit to the terms of the private placement purchase agreement, we issued to the original investors of the private placement an aggregate of 1,174,440 additional shares of our common stock.

As of December 31, 2018, we had $8,600,918 in cash.

We believe the net proceeds of our recent public offering, together with the cash at December 31, 2018, will be sufficient to meet our cash, operational and liquidity requirements for at least 15 months.

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

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(6,846,534)	$(2,171,594)
Net cashed used in investing activities	(103,317)	(63,421)
Net cash provided by financing activities	15,389,518	793,971
Net increase (decrease) in cash	8,439,667	(1,441,044)

Cash used in operating activities

Net cash used in operating activities was $6,846,534 and $2,171,594 for the years ended December 31, 2018 and 2017, respectively. The $4,674,940 increase in net cash used in operating activities was primarily due to increased general and administrative and research and development expenses in 2018 to support increased operations during the year..

Cash used in investing activities

Net cash used in investing activities was $103,317 and $63,421 for the years ended December 31, 2018 and 2017, respectively. The increase in net cash used in investing activities of $39,896 was due to increased patent prosecution expenses necessary to protect our intellectual property and greater spending on computer equipment used by employees during the year ended December 31, 2018.

Cash provided by financing activities

Net cash provided by financing activities was $15,389,518 and $793,971 for the years ended December 31, 2018 and 2017, respectively. The increase of $14,595,547 in net cash provided by financing activities was due to the Company’s initial public offering and private placement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in securities of high credit quality. As of December 31, 2018, we had cash of $8,600,918 consisting of cash and investments in money market funds. A significant portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included after Part IV of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2018 due to a material weakness in our internal controls due to the lack of segregation of duties.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

During the last quarter of fiscal 2018 and as our operational activities increased, management determined and continues to determine that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. Management intends to further increase its accounting staff and enhance its system of financial accounting and reporting, as soon as economically feasible and sustainable, to remediate this material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item and not set forth below will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2019 Annual Meeting of Stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2018, and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

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

4.8	Form of Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

4.9	Warrant Agreement, dated July 27, 2018, issued to Cancer Revolution, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.10	Warrant Agreement, dated July 27, 2018, issued to Inception Capital Management, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.11	Warrant Agreement, dated July 27, 2018, issued to Cancer Biotech, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

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

10.3+

Genprex, Inc. 2018 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.4+	Genprex, Inc. 2018 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.5+	Genprex, Inc. Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 8, 2018.

Exhibit Number	Description of Exhibit
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

10.15+

Amended and Restated Executive Employment Agreement, dated May 23, 2018, by and between the Registrant and Julien L. Pham, M.D., M.P.H., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 30, 2018.

10.16+

Executive Employment Agreement dated April 13, 2018, by and between the Registrant and Rodney Varner, incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on April 17, 2018.

10.17+

Executive Employment Agreement dated April 13, 2018, by and between the Registrant and Ryan Confer, incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on April 17. 2018.

10.18

Master Service Agreement dated March 9, 2018, by and between the Registrant and World Wide Holdings, LLC d/b/a Invictus Resources, incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.19

Securities Purchase Agreement dated as of May 6, 2018, by and between the Registrant and the persons named on the signature pages thereto, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.20	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.21+

Consulting Agreement, dated August 13, 2018, by and between the Registrant and Viet Ly, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Filed herewith.
+	Indicates management contract or compensatory plan.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.
Date: March 29, 2019	By:	/s/ J. Rodney Varner
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

Signature	Title	Date
/s/ J. Rodney Varner	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 29, 2019
J. Rodney Varner

/s/ Ryan M. Confer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2019
Ryan M. Confer

/s/ John N. Bonfiglio, PhD	Member of the Board of Directors	March 29, 2019
John N. Bonfiglio, PhD

/s/ David E. Friedman	Member of the Board of Directors	March 29, 2019
David E. Friedman

/s/ Robert W. Pearson	Member of the Board of Directors	March 29, 2019
Robert W. Pearson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Genprex, Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genprex, Inc. (the “Company”) at December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Boca Raton, FL
March 29, 2019

Genprex, Inc.

Balance Sheets

	2018	2017
Assets
Current assets:
Cash	$8,600,918	$161,251
Accounts receivable	9,297	8,844
Prepaid expenses and other	236,851	23,479
Total current assets	8,847,066	193,574

Property and equipment, net	24,354	7,804

Other assets:
Deferred offering costs	-	759,591
Security deposits	18,085	-
Intellectual property, net	379,451	298,569
Total other assets	397,536	1,058,160

Total assets	$9,268,956	$1,259,538

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$295,069	$629,074
Other current liabilities	92,752	201,890
Total current liabilities	387,821	830,964

Investment unit	—	—

Commitments and contingencies

Stockholders' equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 15,239,148 and 11,721,584 shares issued and outstanding, respectively	15,240	11,721
Additional paid-in capital	38,690,586	17,869,205
Accumulated deficit	(29,824,691)	(17,452,352)
Total stockholders' equity	8,881,135	428,574

Total liabilities and stockholders' equity	$9,268,956	$1,259,538

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Operations

	Year Ended
	December 31,
	2018	2017
Revenues	$—	$—

Cost and expenses:
Depreciation	5,885	3,242
Research and development	971,427	289,934
General and administrative	11,386,229	3,019,171
Total costs and expenses	12,363,541	3,312,347

Operating loss	(12,363,541)	(3,312,347)

Other income (expense):
Interest income	29,184	80
Interest expense	(37,982)	(1,890)
Other expense	(8,798)	(1,810)

Net loss	$(12,372,339)	$(3,314,157)

Net loss per share	(0.90)	(0.29)

Weighted average number of shares
Weighted average number of common shares (basic and diluted)	13,771,020	11,500,032

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock
					Additional
					Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2016	11,364,167	$11,364	—	$—	$15,751,699	$(14,138,195)	$1,624,868
Issuance of stock for cash	150,211	150	—	—	793,821	—	793,971
Issuance of stock for services	207,206	207	—	—	1,095,023	—	1,095,230
Share based compensation	—	—	—	—	228,662	—	228,662
Net loss	—	—	—	—	—	(3,314,157)	(3,314,157)
Balance at December 31, 2017	11,721,584	$11,721	—	$—	$17,869,205	$(17,452,352)	$428,574
Issuance of stock for cash	3,282,940	3,284	—	—	15,386,234	—	15,389,518
Issuance of stock for services	234,624	235	—	—	553,068	—	553,303
Share based compensation	—	—	—	—	4,882,079	—	4,882,079
Net loss	—	—	—	—	—	(12,372,339)	(12,372,339)
Balance at December 31, 2018	15,239,148	$15,240	—	$—	$38,690,586	$(29,824,691)	$8,881,135

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Cash Flows

	2018	2017
Cash flows from operating activities:
Net loss	$(12,372,339)	$(3,314,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,885	3,242
Share based compensation	5,435,382	1,323,892
Changes in operating assets and liabilities:
Accounts receivable	(453)	(663)
Prepaid expenses and other	(213,372)	4,873
Deposits	(18,085)	—
Deferred offering costs	759,591	(734,084)
Accounts payable and accrued expenses	(443,143)	545,303
Net cash used in operating activities	(6,846,534)	(2,171,594)

Cash flows from investing activities:
Additions to property and equipment	(22,435)	(5,889)
Additions to intellectual property	(80,882)	(57,532)
Net cash used in investing activities	(103,317)	(63,421)

Cash flows from financing activities:
Proceeds from issuances of common stock	15,389,518	793,971
Net cash provided by financing activities	15,389,518	793,971

Net increase (decrease) in cash	8,439,667	(1,441,044)

Cash, beginning of year	161,251	1,602,295

Cash, end of year	$8,600,918	$161,251

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have no cash equivalents, and had $8,465,768 and $0 in excess of FDIC insured limits of $250,000 at December 31, 2018 and December 31, 2017 respectively.

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings.  There were no changes in the fair value of the Investment Unit at December 31, 2018.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2018 and December 31, 2017, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after December 31, 2018 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3 – Intellectual Property

We have exclusive license agreements on thirty two (32) issued and one (1) allowed patent for technologies developed by researchers at the National Cancer Institute, The University of Texas MD Anderson Cancer Center, and The University of Texas Southwestern Medical Center.  These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

Private Investment

On May 9, 2018, the Company completed a private placement, whereby the Company sold to investors an aggregate of 828,500 shares of its common stock at $12.07 per share and warrants to purchase up to 621,376 shares of the Company’s common stock with an initial exercise price equal to $15.62 per share. The per share price and warrant exercise price were subject to automatic adjustment, if applicable, based on the volume weighted average daily prices on the three days after the registration statement registering the resale of the shares of common stock sold to the investors and the shares of the common stock issuable upon exercise of the warrant was declared effective and the Company's shareholders approved the transaction. In no event would the purchase price or warrant exercise price be less than $4.25 per share. The Company received net proceeds of $9,250,000 after commissions and expenses.

On August 1, 2018, following the effectiveness of our Registration Statement on Form S-1 (File No. 333-225090) and pursuant to the terms of the Purchase Agreement and Warrants, we issued to the original investors of the private placement an aggregate of 1,174,440 shares of our common stock and the Warrants became exercisable for a total of 2,283,740 shares of our common stock with an exercise price equal to $4.25 per share.

Stock Issuances

During the year ended December 31, 2018, we issued (i) 200,009 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $553,303, and we issued (ii) 3,282,940 shares of Common Stock in the Company’s IPO and Private Investment for cash of $16,400,000.

During the year ended December 31, 2017, we issued (i) 207,206 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $1,095,230 and we issued (ii) 22,473 shares of Series G Preferred Stock, which has since been converted to Common Stock and forward-split representing 150,211 shares of Common Stock, for cash of $793,971.

Preferred Stock

In connection with the Company’s IPO, all Preferred Stock included in Series A through Series G, totaling 1,394,953 shares at December 31, 2017, were converted to 9,324,177 shares of Common Stock in associated with the forward-split (See Capital Stock Note). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $0.001 per share, none of which are outstanding as of December 31, 2018.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting Common Stock automatically converted to into Voting Common Stock on a one-to-one basis. Immediately following the completion of the IPO, the Company is authorized to issue 200,000,000 shares of Common Stock at a par value of $0.001 per share, all of which is Voting Common Stock. There are 15,239,148 shares of Common Stock outstanding at December 31, 2018.

Common Stock Purchase Warrants

Common Stock purchase warrant activity for years ended December 31, 2018 and 2017 respectively are as follows:

	Number of	Weighted Avg.
	Warrants	Exercise Price
Outstanding at January 1, 2017	748,060	$5.17
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2017	748,060	$5.17
Issued	3,166,492	4.47
Cancelled or expired	(15,385)	—
Exercised	(34,615)	—
Outstanding at December 31, 2018	3,864,552	$4.60

In the year ending December 31, 2018, we granted (i) warrants to purchase 38,400 shares of our Common Stock at $6.25 per share to the underwriter of the Company’s IPO and (ii) warrants to purchase 2,283,740 shares of our Common Stock at $4.25 per share to the investors in the Company’s private placement. We also granted warrants to purchase up to 844,352 shares of Common Stock in consideration of services valued at $2,203,506 including (i) 425,000 shares of common stock to Cancer Revolution, LLC, (ii) 225,000 shares of common stock to Cancer Biotech, LLC, (iii) 144,352 shares of common stock to Inception Capital Management, LLC, and (iv) up to 50,000 shares of Common Stock to World Wide Holdings, LLC at $5.00 per share.

On January 29, 2018, the Company entered into an agreement with FundAthena, Inc. whereby the Company agreed to grant warrants to purchase 6,000 shares of our Common Stock at $5.00 per share in consideration of services valued at $30,000 provided to the company. As of December 31, 2018, the Company has not issued these warrant shares.

On September 20, 2018, World Wide Holdings, LLC exercised their warrant to purchase 50,000 shares via a cashless exercise option. As a result, the Company issued 34,615 shares of Common Stock to World Wide Holdings in exchange for the cashless exercise of the warrant and the remaining 15,385 shares of Common Stock were cancelled.

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

Stock Options

At December 31, 2017, the Company had outstanding stock options to purchase 2,628,749 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO. In the year ending December 31, 2018, the Company granted stock options to employees to purchase 2,034,525 shares of Common Stock at a weighted average share price of $6.21.

As of December 31, 2018, the Company has outstanding stock options to purchase 4,535,681 shares of Common Stock that have been granted to various employees, vendors and independent contractors. Some of these options vest immediately while others vest over periods ranging from twelve (12) to forty-eight (48) months, are exercisable for a period of ten years, and enable the holders to purchase shares of our Common Stock at exercise prices ranging from $0.001 - $9.80. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions.  The weighted average remaining contractual term for the outstanding options at December 31, 2018 and 2017 is 7.73 and 7.34, years, respectively.

Stock option activity for the years ended December 31, 2018 and 2017, respectively, is as follows:

	Number of	Weighted Avg.
	Shares	Exercise Price

Outstanding at January 1, 2017	2,628,749	$1.31
Options granted	—	—
Options exercised	—	—
Options expired	—	—
Outstanding at December 31, 2017	2,628,749	$1.31
Options granted	2,034,525	6.21
Options exercised	—	—
Options expired	(127,593)	—
Outstanding at December 31, 2018	4,535,681	$3.31

Note 6 - Related Party Transactions

Domecq Sebastian, LLC

Domecq-Sebastian LLC (“Domecq”) is an entity affiliated with David Nance, a former director and officer who is now deceased. During December 2017, we entered into a promissory note with Domecq for a total amount of $200,000 that carried a 15% interest rate and is due and payable on or before March 31, 2018. The note carried a 18% default interest on amounts paid after the maturity date. This note was subsequently repaid in full in April 2018.

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

Rodney Varner

Rodney Varner is the Company’s Chief Executive Officer. On March 28, 2018, we entered into a promissory note with Rodney Varner, Trustee, for a total amount of $45,000 that carried a 0% interest rate and is due and payable on or the earlier of (i) five days after funding of the Company’s initial public offering, or (ii) April 30, 2018, the maturity date. If paid after the maturity date, the note carried a 10% interest rate. This note was paid in full prior to the maturity date in April 2018.

Viet Ly

Viet Ly manages several investment funds that have provided the Company with investment funds since 2013. On March 9, 2018, we entered into a promissory note with Viet Ly for a total amount of $25,000 that carried a 0% interest rate and is due and payable on or before June 9, 2018, the maturity date. If paid after the maturity date, the note carried a 10% interest rate. This note was paid in full prior to the maturity date in April 2018.

The Company entered into a consulting agreement with Viet Ly on April 19, 2018. The Company agreed to pay Mr. Ly an initial rate of $175,000 per year, with compensation variable from time-to-time as determined by the Company, for strategic consulting services.

Note 7 - Commitments and Contingencies

Leases

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC, to establish and lease offices at the Cambridge Innovation Center at 1 Broadway, Floor 14, Cambridge, MA 02142. The Company does not have a long-term agreement in place to occupy this location, but rather occupies on a month-to-month basis.

On April 16, 2018, the Company also executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School located 1601 Trinity Street, Bldg B, Suite 3.322, Austin, Texas 78712. The Company paid $4,000 per month to occupy this location and the lease was effective until October 31, 2018. In November 2018, the Company amended and renewed the lease at a rate of $2,050 per month effective until April 30, 2019.

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

In July 2018, the Company entered into a two-year sponsored research agreement with MD Anderson Cancer Center in Houston, Texas, to sponsor pre-clinical studies focused on the combination of TUSC2 with an immunotherapy with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.

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

Note 8 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	21%
Effect of operating losses	-21%
0%

At December 31, 2018, the Company has a net operating loss carryforward of approximately $9.6 million for Federal and state purposes.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2018 and December 31, 2017.  The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9 – Subsequent Events

Option Grants

On January 27, 2019, the Company’s Board of Directors approved the issuance of stock option grants to purchase a total of 40,000 shares of Common Stock to key service providers and 1,362,703 shares of Common Stock to Company executives. On February 12, 2019, the Company’s Board of Directors approved the issuance of stock option grants to purchase a total of 96,894 shares of Common Stock to employees and 45,976 shares of Common Stock to an independent director.

Share Issuances to Consultants

The Company issued 97,617 shares of common stock to consultants during the first three months of 2019 including (i) 5,000 shares of common stock to Jack A. Roth on January 1, 2019, (ii) 24,000 shares of common stock to OpenWater Capital on January 26, 2019, (iii) 35,000 shares of common stock to Caro Partners on January 31, 2019, and (iv) 33,617 shares of common stock to Acorn Management Partners on March 1, 2019.

Appointment of Independent Director

On February 12, 2019, the Company’s Board of Directors appointed John N. Bonfiglio, PhD, MBA, as a Class III director to the Board.

Additional Issuance of Private Placement Securities

On March 15, 2019, pursuant to the terms of the Securities Purchase Agreement entered into in connection with the Company’s May 2018 private placement, the Company issued to one of the purchasers in the private placement an aggregate of 200,000 additional shares of the Company’s common stock.