Form 10-Q
period 2019-03-31
Genprex, Inc.
filed 2019-05-15
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 001-38244

GENPREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	90 - 0772347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1601 Trinity Street, Bldg B, Suite 3.322, Austin, TX	78712
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNPX	The Nasdaq Capital Market

As of May 10, 2019, the registrant had 15,600,765 shares of voting common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash	$6,945,794	$8,600,918
Accounts receivable	—	9,297
Prepaid expenses and other	100,258	236,851
Total current assets	7,046,052	8,847,066
Property and equipment, net	25,534	24,354
Other assets:
Security deposits	16,135	18,085
Intellectual property, net	388,671	379,451
Total other assets	404,806	397,536
Total assets	$7,476,392	$9,268,956
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$206,251	$295,069
Other current liabilities	24,830	92,752
Total current liabilities	231,081	387,821
Investment unit	—	—
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 15,560,765 and 15,239,148 shares issued and outstanding, respectively	15,562	15,240
Additional paid-in capital	39,213,286	38,690,586
Accumulated deficit	(31,983,537)	(29,824,691)
Total stockholders’ equity	7,245,311	8,881,135
Total liabilities and stockholders’ equity	$7,476,392	$9,268,956

See accompanying notes to the unaudited condensed financial statements

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$—	$—
Cost and expenses:
Depreciation	2,931	947
Research and development	508,042	51,621
General and administrative	1,659,796	634,063
Total costs and expenses	2,170,769	686,631
Operating loss	(2,170,769)	(686,631)
Interest income	11,923	28
Interest expense	—	(7,398)
Net loss	(2,158,846)	$(694,001)
Net loss per share—basic and diluted	$(0.14)	$(0.06)
Weighted average number of common shares— basic and diluted	15,335,772	11,738,294

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,158,846)	$(694,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,931	947
Share based compensation	523,022	223,512
Changes in operating assets and liabilities:
Accounts receivable	9,297	8,006
Prepaid expenses and other	136,593	(9,595)
Deposits	1,950	—
Deferred offering costs	—	(252,515)
Accounts payable and accrued expenses	(88,818)	519,934
Other current liabilities	(67,922)	—
Net cash used in operating activities	(1,641,793)	(203,712)
Cash flows from investing activities:
Additions to property and equipment	(4,111)	(1,469)
Additions to intellectual property	(9,220)	(8,983)
Net cash used in investing activities	(13,331)	(10,452)
Cash flows from financing activities:
Proceeds from notes payable - related parties	—	77,398
Net cash provided by financing activities	—	77,398
Net decrease in cash	(1,655,124)	(136,766)
Cash, beginning of period	8,600,918	161,251
Cash, end of period	$6,945,794	$24,485

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	—
Cash paid for taxes	—	—

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Business and Basis of Presentation

Genprex, Inc. ("we" or "the Company"), is a clinical stage gene therapy company developing a new approach to treating cancer, based upon a novel proprietary technology platform, including our initial product candidate, OncoprexTM immunogene therapy for non-small cell lung cancer (NSCLC). Our platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

We are subject to all the risks inherent in a start-up company in the biopharmaceutical industry. The biopharmaceutical industry is subject to rapid and technological change. We have numerous competitors, including major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by us or that would render our technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources than ours. In addition, many of our competitors have significantly greater experience than us in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining Food and Drug Administration (“FDA”) and other regulatory approvals on products for use in health care.

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

Note 2—Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2019. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose us to cash concentration risk. We have no cash equivalents, and had $6,695,367 and $8,465,768 in excess of FDIC insured limits of $250,000 at March 31, 2019 and December 31, 2018 respectively.

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings.  There were no changes in the fair value of the Investment Unit at March 31, 2019.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after March 31, 2019 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3—Intellectual Property

We have exclusive license agreements on thirty-two (32) issued and one (1) allowed patent for technologies developed by researchers at the National Cancer Institute, The University of Texas MD Anderson Cancer Center, and The University of Texas Southwestern Medical Center.  These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

Private Investment

On May 9, 2018, the Company completed a private placement, whereby the Company sold to investors an aggregate of 828,500 shares of its common stock at $12.07 per share and warrants to purchase up to 621,376 shares of the Company’s common stock with an initial exercise price equal to $15.62 per share. The per share price and warrant exercise price were subject to automatic adjustment, if applicable, based on the volume weighted average daily prices on the three days after the registration statement registering the resale of the shares of common stock sold to the investors and the shares of the common stock issuable upon exercise of the warrant was declared effective and the Company’s shareholders approved the transaction. In no event would the purchase price or warrant exercise price be less than $4.25 per share. The Company received net proceeds of $9,250,000 after commissions and expenses.

On August 1, 2018, following the effectiveness of our Registration Statement on Form S-1 (File No. 333-225090) and pursuant to the terms of the Purchase Agreement and Warrants, we issued to the original investors of the private placement an aggregate of 1,174,440 additional shares of our common stock and the Warrants became exercisable for a total of 2,283,740 shares of our common stock with an exercise price equal to $4.25 per share. Under the terms of the Purchase Agreement, we have 150,000 shares of our common stock held in abeyance for future issuance.

Stock Issuances

During the three months ended March 31, 2019, we issued 121,617 shares of Common Stock for service provided to us, valued at $192,274, and we issued 200,000 shares of Common Stock held in abeyance for an investor in the Private Investment.

During the year ended December 31, 2018, we issued 200,009 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $553,303 and we issued 3,282,940 shares of Common Stock in the Company’s IPO and Private Investment for cash of $16,400,000.

Preferred Stock

In connection with the Company’s IPO, all Preferred Stock included in Series A through Series G, totaling 1,394,953 shares at March 31, 2018, were converted to 9,324,177 shares of Common Stock as a result of the forward-split (See Capital Stock Note). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $0.001 per share, none of which is outstanding as of March 31, 2019.

Common Stock

Upon the completion of the IPO, all of the Company’s Non-Voting Common Stock automatically converted into Voting Common Stock on a one-to-one basis. Immediately following the completion of the IPO, the Company is authorized to issue 200,000,000 shares of Common Stock at a par value of $0.001 per share, all of which is Voting Common Stock. There are 15,560,765 shares of Common Stock outstanding at March 31, 2019.

Common Stock Purchase Warrants

Common Stock purchase warrant activity for the period and year ended March 31, 2019 and December 31, 2018, respectively, are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at January 1, 2018	748,060	$5.17
Issued	3,166,491	4.47
Cancelled or expired	(15,385)	—
Exercised	(34,615)	—
Outstanding at December 31, 2018	3,864,551	$4.60
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at March 31, 2019	3,864,551	$4.60

The Company did not issue warrants in the three-month period ended March 31, 2019.

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

On January 29, 2018, the Company entered into an agreement with FundAthena, Inc. whereby the Company agreed to grant warrants to purchase 6,000 shares of our Common Stock at $5.00 per share in consideration of services valued at $30,000 provided to the Company. As of March 31, 2019, the Company has not issued these warrant shares.

On September 20, 2018, World Wide Holdings, LLC exercised its warrant to purchase 50,000 shares via a cashless exercise option. As a result, the Company issued 34,615 shares of Common Stock to World Wide Holdings in exchange for the cashless exercise of the warrant and the remaining 15,385 shares of Common Stock were cancelled.

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

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders has approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which will become effective when the Board determines to make this benefit available to employees. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights granted to our eligible employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2019 by the lesser of 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a number determined by the administrator of the ESPP.

Stock Options

At December 31, 2018, the Company had outstanding stock options to purchase 4,535,681 shares of Common Stock. In the three months ended March 31, 2019, the Company granted stock options to employees and consultants to purchase 1,461,715 shares of Common Stock with exercise prices ranging from $1.45 to $1.62 per share and cancelled options to purchase 91,813 shares of Common Stock due to the inactivity of service providers.

As of March 31, 2019, the Company has outstanding stock options to purchase 5,905,583 shares of Common Stock that have been granted to various employees, vendors and independent contractors. These options can vest immediately or over periods ranging from twelve (12) to forty-eight (48) months, are exercisable for a period of ten years, and enable the holders to purchase shares of our Common Stock at exercise prices ranging from $0.001 - $9.80 per share. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions.  The weighted average remaining contractual term for the outstanding options at March 31, 2019 and December 31, 2018 is 8.16 and 7.83 years, respectively.

Stock option activity for the three months and year ended March 31, 2019 and December 31, 2018, respectively, is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at January 1, 2018	2,628,749	$1.31
Options granted	2,034,525	6.21
Options exercised	—	—
Options expired	(127,593)	—
Outstanding at December 31, 2018	4,535,681	$3.31
Options granted	1,461,715	1.60
Options exercised	—	—
Options expired or cancelled	(91,813)	—
Outstanding at March 31, 2019	5,905,583	$2.94

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

On April 16, 2018, the Company also executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School located 1601 Trinity Street, Building B, Suite 3.322, Austin, Texas 78712. The Company pays $2,050 per month to occupy this location and the lease was effective until April 30, 2019. We have a verbal agreement to extend the lease for six months, and are currently under negotiation to formally extend the lease.

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

In August 2018, the Company announced the amendment of two option agreements with MD Anderson pertaining to the use of TUSC2, the active agent in Oncoprex, in combination therapies and the development of biomarkers to predict patient response to TUSC2 therapy. Each amendment extends the terms of the related option agreement to March 13, 2019, in consideration of the payment of $25,000. The Company extended one of the option agreements an additional 90 days in consideration of the payment of $10,000 and is in negotiations to extend the remaining option under similar terms.

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

Note 8—Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provisions at the federal statutory rate	21%
Effect of operating losses	-21%
0%

At December 31, 2018, we have a net operating loss carryforward of approximately $9.6 million for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2019 and December 31, 2018. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9—Subsequent Events

Share Issuances

The Company issued 40,000 shares of stock to two service providers in consideration of services through April 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on form 10-K filed with the Securities and Exchange Commission, or SEC, on April 1, 2019. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Genprex, Inc.

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

Overview

Genprex™ is a clinical stage gene therapy company developing a new approach to treating cancer, based upon a novel proprietary technology platform, including our initial product candidate, OncoprexTM immunogene therapy for non-small cell lung cancer (NSCLC). Our platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

Researchers at the University of Texas MD Anderson Cancer Center, or MD Anderson, have conducted a Phase I clinical trial and the Phase I portion of a Phase I/II clinical trial and are conducting the Phase II portion of that Phase I/II clinical trial in NSCLC. MD Anderson researchers have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, that may act as tumor suppressors or have other cancer fighting functions. Data from preclinical studies performed by others suggest that product candidates that could be derived from our technology platform could be effective against other types of cancer, including breast, head and neck, renal cell (kidney), and soft tissue cancer, as well as NSCLC. Therefore, our platform technologies may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

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

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of pre-clinical studies and clinical trials and contract manufacturing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. These costs are a significant component of our research and development expenses.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to March 31, 2019. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable, but at a minimum annually during the fourth quarter of the year. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into three categories: research and development, general and administrative and depreciation.

Research and development. Research and development expenses consist primarily of:

•	costs incurred to conduct research, such as the discovery and development of our current and potential product candidates;
•	costs related to production of clinical supplies, including fees paid to contract manufacturers and consultants related to the development and improvement of manufacturing strategies and processes;
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

General and administrative. General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase to support the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs associated with being a public company.

Depreciation. Depreciation expense consists of depreciation on our property and equipment. We depreciate our assets over their estimated useful life. We estimate computer and office equipment and furniture and fixtures to have a 5-year life.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following summarizes our results of operations for the three months ended March 31, 2019 and 2018.

Research and Development Expense

Research and development expense was $508,042 for the three months ended March 31, 2019 as compared to $51,621 for the three months ended March 31, 2018. The increase of $456,421 was driven entirely by increased commercialization activities associated with the development of our drug candidate, including development of manufacturing strategies and manufacturing processes, as well as data analysis and development of clinical strategies related to our existing Phase I/II clinical trial at MD Anderson and future clinical programs.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2019 was $1,659,796 as compared to $634,063 for the three months ended March 31, 2018. The increase of $1,025,733 is due to increased headcount and operating activities, including travel and strategic and professional consulting services, such as communications and investor relations services.

Interest Income. Interest income was $11,923 and $28 for the three month periods ended March 31, 2019 and 2018, respectively. The increase in interest income in 2019 was due to our higher cash balances and our utilization of money market instruments in the three month period ended March 31, 2019.

Interest Expense. Interest expense was $0 and $7,398 for the three month periods ended March 31, 2019 and 2018, respectively. The decrease in interest expense in 2019 is due to the Company satisfying all debt obligations and repaying short-term loans acquired in 2018. As of March 31, 2019, the Company has no outstanding debt.

Depreciation Expense. Depreciation expense was $2,931 and $947 for the three months ended March 31, 2019 and 2018, respectively. Depreciation is generated from our fixed assets, which consist of computer equipment and office furniture at this time. The increases in 2019 were driven by increased purchases and usage by employees and consultants as a result of increased headcount and the retention of additional service providers.

Liquidity and Capital Resources

From our inception through March 31, 2019, we have never generated revenue from product sales and have incurred net losses in each year since inception. As of March 31, 2019, we had an accumulated deficit of $31,983,537. We have funded our operations primarily through the sale and issuance of capital stock. During 2018, we sold 3,632,940 shares of common stock for total gross proceeds of approximately $16,400,000 through our initial public offering and subsequent private placement. The Company did not sell any stock for cash during the three months ended March 31, 2019.

As of March 31, 2019, we had $6,945,794 in cash.

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

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(1,641,793)	$(203,712)
Net cash used in investing activities	(13,331)	(10,452)
Net cash provided by financing activities	—	77,398
Net decrease in cash	$(1,655,124)	$(136,766)

Cash used in operating activities

Net cash used in operating activities was $1,641,793 and $203,712 for the three months ended March 31, 2019 and 2018, respectively. The $1,438,081 increase in net cash used in operating activities was primarily due to the increase in general and administrative expenses including headcount, travel, and greater reliance of consulting and professional service providers, as well as increased research and development activities related to the development of manufacturing and clinical strategies.

Cash used in investing activities

Net cash used in investing activities was $13,331 and $10,452 for the three months ended March 31, 2019 and 2018, respectively. This increase of $2,879 used in investment activities was due to increases in the purchase of equipment and defense of our intellectual property through patent prosecution in 2019.

Cash provided by financing activities

Net cash provided by financing activities was $0 and $77,398 during the three months ended March 31, 2019 and, 2018, respectively. The $77,398 decrease in net cash provided by financing activities was due to the Company not selling stock or issuing debt during the first three months of 2019.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Quarterly Report on Form 10-Q, including the condensed financial statements and the related notes, before making a decision to purchase, hold or sell our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the factors described in this section as well as the other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

Some of these factors are outside of our control. We expect that our existing cash, and marketable securities will be sufficient to fund our current operations through at least the next 12 months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We believe that our existing capital may not be sufficient to enable us to complete the development and commercialization of Oncoprex. Accordingly, we expect that we may need to raise additional funds in the future.

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

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to March 31, 2019, we incurred an accumulated deficit of approximately $32 million. We incurred net losses of approximately $2.2 million and approximately $12.4 million for the three-month period ended March 31, 2019 and the year ended December 31, 2018, respectively.

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

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.*

As of May 10, 2019, we had seven full-time employees. As we advance our current and potential product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

Management performed an annual assessment as of December 31, 2018 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective and as of the year ended December 31, 2018, due to a material weakness in our internal controls due to the lack of segregation of duties. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” To remediate the identified material weakness, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-

recurring or unusual transactions. However, notwithstanding our remediation efforts, there is no assurance we will not encounter future accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline. There were 9,790,327 shares of our common stock outstanding as of May 10, 2019 that are subject to certain resale restrictions under the securities laws. We are unable to predict the effect that sales of these shares may have on the market price of our common stock. In addition, as of May 10, 2019, 11,565,258 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plan, subject to outstanding warrants or issuable by us upon the instruction of one of our investors, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and applicable securities laws, disregarding the ownership blockers relating to the securities under our 2018 private placement. We intend to file with the SEC a registration statement on Form S-8 under the Securities Act covering the shares of common stock reserved for issuance under the 2009 Plan, the 2018 Plan and the ESPP. Shares registered under the S-8 registration statement would be available for sale in the open market following its effective date, subject to Rule 144 volume limitations and the lock-up agreements described above, if applicable. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

The concentration of our common stock ownership by our current management may limit your ability to influence corporate matters.*

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 29% of our outstanding common stock, assuming the exercise of all outstanding options held by our directors and executive officers. Accordingly, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit the ability of other stockholders to influence corporate matters. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended March 31, 2019, we issued and sold the following unregistered securities (excluding those previously disclosed in a Current Report on Form 8-K):

1)	On January 1, January 26, January 31, March 1, and March 26, 2019, we issued an aggregate of 121,617 shares of our common stock to consultants in consideration of services provided by the consultants.

2)

On March 15, 2019, we issued 200,000 shares of our common stock (the “Shares”) to an institutional accredited investor pursuant to a securities purchase agreement (the “Purchase Agreement”) entered into with certain institutional and accredited investors on March 6, 2018. The purchase price for the Shares was paid on August 1, 2018, but the Shares have been held in abeyance since that date pursuant to the terms of the Purchase Agreement.

3)

On January 27 and February 11, 2019, we granted options to purchase an aggregate of 136,894 shares of our common stock under our 2018 Equity Incentive Plan to four of our employees and two of our consultants.

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

The offer, sale and issuance of the securities described in paragraph (3) were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 thereunder in that the transactions were under compensatory benefit plans and contracts  relating to compensation as provided under Rule 701 or Section 4(2) in that the issuance of securities to the accredited investors did not involve a public offering. The recipient of such securities was our employee.

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

As of March 31, 2019, we had used all of the net proceeds received from our initial public offering, primarily in advancing Oncoprex through Phase I/II clinical trials, manufacturing pre-commercial clinical trial and preclinical study materials, conducting IND-enabling activities for Oncoprex and working capital and general corporate purposes. There was no material change in the use of proceeds from our initial public offering from the planned use as described in our final prospectus filed with the SEC on March 29, 2018.

Item 5. Other Information

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

GENPREX, INC.

Date: May 15, 2019	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial Officer)