Form 10-Q/A
period 2019-03-31
Genprex, Inc.
filed 2019-05-20
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to the Genprex, Inc. quarterly report on Form 10-Q for the quarterly period ended March 31, 2019 filed with the Securities and Exchange Commission on May 15, 2019 (the Original Form 10-Q) solely to include the condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018, which were not included in the Original Form 10-Q.

The following items were the subject of a Form 12b-25 and are included herein: (i) Part I – Financial Information Item 1. Financial Statements (specifically, the Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018); and (ii) Part II – Other Information Item 6. Exhibits. We have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1, and added the condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018 formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

No other changes have been made to the Original Form 10-Q, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This Amendment No. 1 is presented as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to that date, and does not modify or update in any way disclosures made in the Original Form 10-Q, other than as described above.

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

See accompanying notes to the unaudited condensed financial statements

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$—	$—
Cost and expenses:
Depreciation	2,931	947
Research and development	508,042	51,621
General and administrative	1,659,796	634,063
Total costs and expenses	2,170,769	686,631
Operating loss	(2,170,769)	(686,631)
Interest income	11,923	28
Interest expense	—	(7,398)
Net loss	(2,158,846)	$(694,001)
Net loss per share—basic and diluted	$(0.14)	$(0.06)
Weighted average number of common shares— basic and diluted	15,335,772	11,738,294

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders’ Equity (unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at January 1, 2018	11,721,584	$11,721	—	$—	$17,869,205	$(17,452,352)	$428,574
Issuance of stock for services	33,420	34	—	—	—	—	34
Share based compensation	—	—	—	—	223,477	—	223,477
Net loss	—	—	—	—	—	(694,001)	(694,001)
Balance at March 31, 2018	11,755,004	$11,755	—	$—	$18,092,682	$(18,146,352)	$(41,915)
Balance at January 1, 2019	15,239,148	$15,240	—	$—	$38,690,586	$(29,824,691)	$8,881,135
Issuance of stock for cash	200,000	200	—	—	—	—	200
Issuance of stock for services	121,617	122	—	—	—	—	122
Share based compensation	—	—	—	—	522,700	—	522,700
Net loss	—	—	—	—	—	(2,158,846)	(2,158,846)
Balance at March 31, 2019	15,560,765	$15,562	—	$—	$39,213,286	$(31,983,537)	$7,245,311

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,158,846)	$(694,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,931	947
Share based compensation	523,022	223,512
Changes in operating assets and liabilities:
Accounts receivable	9,297	8,006
Prepaid expenses and other	136,593	(9,595)
Deposits	1,950	—
Deferred offering costs	—	(252,515)
Accounts payable and accrued expenses	(88,818)	519,934
Other current liabilities	(67,922)	—
Net cash used in operating activities	(1,641,793)	(203,712)
Cash flows from investing activities:
Additions to property and equipment	(4,111)	(1,469)
Additions to intellectual property	(9,220)	(8,983)
Net cash used in investing activities	(13,331)	(10,452)
Cash flows from financing activities:
Proceeds from notes payable - related parties	—	77,398
Net cash provided by financing activities	—	77,398
Net decrease in cash	(1,655,124)	(136,766)
Cash, beginning of period	8,600,918	161,251
Cash, end of period	$6,945,794	$24,485

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	—	—
Cash paid for taxes	—	—

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

GENPREX, INC.

Date: May 20, 2019	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial Officer)