Form 10-Q
period 2019-06-30
Genprex, Inc.
filed 2019-08-13
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to ______________

Commission file number: 001-38244

GENPREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	90 - 0772347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1601 Trinity Street, Bldg. B, Suite 3.322, Austin, TX	78712
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 537-7997

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNPX	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 7, 2019, the registrant had 15,842,855 shares of voting common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$4,496,542	$8,600,918
Accounts receivable	10,741	9,297
Prepaid expenses and other	445,870	236,851
Research and development materials	848,706	—
Total current assets	5,801,859	8,847,066
Property and equipment, net	24,365	24,354
Other assets:
Security deposits	16,135	18,085
Intellectual property, net	421,473	379,451
Total other assets	437,608	397,536
Total assets	$6,263,832	$9,268,956
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$877,302	$295,069
Other current liabilities	61,462	92,752
Total current liabilities	938,764	387,821
Investment unit	—	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 15,802,855 and 15,239,148 shares issued and outstanding, respectively	15,803	15,240
Additional paid-in capital	40,988,042	38,690,586
Accumulated deficit	(35,678,777)	(29,824,691)
Total stockholders’ equity	5,325,068	8,881,135
Total liabilities and stockholders’ equity	$6,263,832	$9,268,956

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	3,118	1,171	6,049	2,118
Research and development	502,040	112,969	1,010,082	164,590
General and administrative	3,198,728	5,921,950	4,858,524	6,556,011
Total costs and expenses	3,703,886	6,036,090	5,874,655	6,722,719
Operating loss	(3,703,886)	(6,036,090)	(5,874,655)	(6,722,719)
Interest income	8,646	5,461	20,569	5,489
Interest expense	—	(30,584)	—	(37,982)
Net loss	$(3,695,240)	$(6,061,213)	$(5,854,086)	$(6,755,212)
Net loss per share—basic and diluted	$(0.24)	$(0.45)	$(0.38)	$(0.53)
Weighted average number of common shares— basic and diluted	15,622,886	13,507,942	15,480,122	12,636,316

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2017	11,721,584	$11,721	—	$—	$17,869,205	$(17,452,352)	$428,574
Issuance of stock for cash	—	—	—	—	—	—	—
Issuance of stock for services	33,420	34	—	—	176,616	—	176,650
Share based compensation	—	—	—	—	46,861	—	46,861
Net loss	—	—	—	—	—	(694,001)	(694,001)
Balance at March 31, 2018	11,755,004	$11,755	—	$—	$18,092,682	$(18,146,352)	$(41,915)
Issuance of stock for cash	2,108,500	2,109	—	—	15,387,179	—	15,389,288
Issuance of stock for services	33,422	34	—	—	176,616	—	176,650
Share based compensation	—	—	—	—	3,127,563	—	3,127,563
Net loss	—	—	—	—	—	(6,061,213)	(6,061,213)
Balance at June 30, 2018	13,896,926	$13,898	—	$—	$36,784,040	$(24,207,565)	$12,590,373

Balance at December 31, 2018	15,239,148	$15,240	—	$—	$38,690,586	$(29,824,691)	$8,881,135
Issuance of stock for cash	200,000	200	—	—	(200)	—	—
Issuance of stock for services	121,617	122	—	—	192,274	—	192,396
Share based compensation	—	—	—	—	330,626	—	330,626
Net loss	—	—	—	—	—	(2,158,846)	(2,158,846)
Balance at March 31, 2019	15,560,765	15,562	—	—	39,213,286	(31,983,537)	$7,245,311
Issuance of stock for cash	150,000	150	—	—	(150)	—	—
Issuance of stock for services	92,090	91	—	—	159,010	—	159,101
Share based compensation	—	—	—	—	1,615,896	—	1,615,896
Net loss	—	—	—	—	—	(3,695,240)	(3,695,240)
Balance at June 30, 2019	15,802,855	$15,803	—	$—	$40,988,042	$(35,678,777)	$5,325,068

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,854,086)	$(6,755,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,049	2,118
Share based compensation	2,298,019	3,527,656
Changes in operating assets and liabilities:
Accounts receivable	(1,444)	8,844
Prepaid expenses and other	(209,019)	(515,137)
Deposits	1,950	(13,411)
Deferred offering costs	—	759,591
Accounts payable and accrued expenses	582,233	(328,535)
Other current liabilities	(31,290)	—
Net cash used in operating activities	(3,207,588)	(3,314,086)
Cash flows from investing activities:
Additions to property and equipment	(6,060)	(8,523)
Additions to intellectual property	(42,022)	(24,570)
Additions to research and development materials	(848,706)	—
Net cash used in investing activities	(896,788)	(33,093)
Cash flows from financing activities:
Repayment of notes payable	—	(201,890)
Proceeds from issuances of stock	—	15,389,353
Net cash provided by financing activities	—	15,187,463
Net (decrease) increase in cash	(4,104,376)	11,840,284
Cash, beginning of period	8,600,918	161,251
Cash, end of period	$4,496,542	$12,001,535

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$10,645
Cash paid for taxes	$—	$—

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Business and Basis of Presentation

Genprex, Inc. ("we" or "the Company"), is a clinical stage gene therapy company developing a new approach to treating cancer, based upon a novel proprietary technology platform, including our initial investigational product candidate, OncoprexTM immunogene therapy for non-small cell lung cancer (NSCLC). Our platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

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

Capital Requirements, Liquidity and Going Concern Considerations

Our condensed financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed financial statements, we have sustained substantial losses from operations since inception and have no current source of revenue. In addition, we have used, rather than provided, cash in our operations. We expect to continue to incur significant expenditures to further clinical trials for the commercial development of our products.

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

Note 2—Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with GAAP. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2019. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

Capital Stock

In connection with the Company’s completed initial public offering (“IPO”) in April 2018, all of the Company’s Preferred Stock and Non-Voting Common Stock were converted into shares of the Company’s Common Stock. The Company’s Common Stock was then forward-split at a ratio of 6.6841954-to-1. Furthermore, prior to the closing of the IPO, the Company’s Certificate of Incorporation was amended and restated to provide the Company with the authority to issue up to 210,000,000 shares of stock consisting of 200,000,000 shares of Common Stock at a par value of $0.001 per share and 10,000,000 shares of Preferred Stock at a par value of $0.001 per share. There are no shares of Preferred Stock outstanding at June 30, 2019 and December 31, 2018.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose us to cash concentration risk. We have no cash equivalents, and had $4,266,759 and $8,350,918 in excess of FDIC insured limits of $250,000 at June 30, 2019 and December 31, 2018 respectively.

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

Property and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight line method over the estimated useful lives of the assets, which range from three (3) to five (5) years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Research and Development Materials Costs

Research and development expenditures are comprised of costs incurred to conduct research and development activities. These include payments to collaborative research partners, including wages and associated employee benefits, facilities and overhead costs. These expenditures relate to Phase I and II clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in research and development materials. Research and development materials purchased and capitalized for future use was $848,706 and $0 at June 30, 2019 and December 31, 2018, respectively.

Awards

In 2010, we were awarded $4.5 million from the State of Texas Emerging Technology Fund (“TETF”). The award was received in two tranches of $2.25 million during 2010 and 2011. The award proceeds were used for the development and future commercialization of our nanomolecular therapy product for the treatment of cancer. In consideration for the award, we provided the TETF with an “Investment Unit,” consisting of (i) a Promissory Note (“Note”) and (ii) a right to purchase our equity shares (“Warrant”). The funds received for this award were assigned to the Investment Unit, and classified separately from equity as “mezzanine” in the balance sheet.

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

Accounting for Share-Based Compensation

We use the fair value-based method of accounting for share-based compensation for options granted to employees, independent consultants and contractors. We measure options granted at fair value determined as of the grant date, and recognize the expense over the periods in which the related services are rendered based on the terms and conditions of the award. Generally, where the award only has a service condition, the requisite service period is the same as the vesting period.

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings.  There were no changes in the fair value of the Investment Unit at June 30, 2019.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable, but at a minimum annually during the fourth quarter of the year. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the six months ended June 30, 2019 and the year ended December 31, 2018, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after June 30, 2019 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3—Intellectual Property

We have exclusive license agreements on thirty-two (32) issued and one (1) allowed patent for technologies developed by researchers at The University of Texas MD Anderson Cancer Center, and The University of Texas Southwestern Medical Center.  These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

Note 4—Investment Unit

The TETF was created as an incentive for economic development to the Texas economy by providing financial support that leverages private investment for the creation of high-quality technology jobs in Texas. The award received required us to comply with certain performance conditions to ensure the monies the Company received were used for development activities in the state of Texas, and that we maintained our corporate nexus in Texas. Further, in connection with the award, the Company issued an Investment Unit to the TETF. As further described below, the Investment Unit consists of a Promissory Note and a Warrant.

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

Warrant

The Warrant was an obligation by us to issue (a right to purchase by the TETF) shares of the same class of stock issued in a “First Qualifying Financing Transaction,” at 80% of the per share transaction value (effectively a 20% discount). Alternatively, the TETF could exercise its right to purchase at any time prior to the occurrence of a First Qualifying Financial Transaction for $0.001 per share.

The Warrant included a provision that required changes in the strike price, driven by the pricing of the “First Qualifying Financing Transaction.” As a result, the Warrants embedded in the Investment Unit were accounted for as a derivative financial instrument and classified separately from equity under ASC 815-40-15, because the settlement adjustment from the future transaction did not permit for the strike price to be considered fixed.

On March 12, 2014, the TETF exercised its Right to Purchase for $0.001 per share, and we issued to the TETF an aggregate of 184,797 shares of our Series B preferred stock. These shares were subsequently forward-split and converted to 1,235,219 shares of Common Stock in connection with our IPO.

Accounting for the Investment Unit

We accounted for the Investment Unit as a hybrid financial instrument under Financial Accounting Standards Board (“FASB”) Statement 155, and measured the Investment Unit at the amount of proceeds received from the TETF award. The First Qualifying Financial Transaction occurred during December 2013, resulting in an adjustment to the fair value of the Investment Unit in the amount of approximately $2.5 million. The TETF exercised the Warrant for $0.001 per share. We received notice of purchase from the TETF during March 2014, and issued 184,797 shares of series B Preferred Stock, which was converted to 1,235,219 shares of Common Stock upon completion of the Company’s IPO. Upon exercise by the TETF of the Warrant, the remaining component within the Investment Unit was the Promissory Note. The Investment Unit was valued at zero, because our obligation to repay the Promissory Note arises from an event of default (a failure to maintain the Texas Residency Requirement), which is an event which rests entirely within our control.

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

Private Placement

On May 9, 2018, the Company completed a private placement, whereby the Company sold to investors an aggregate of 828,500 shares of its common stock at $12.07 per share and warrants to purchase up to 621,376 shares of the Company’s common stock with an initial exercise price equal to $15.62 per share. The per share price and warrant exercise price were subject to automatic adjustment, if applicable, based on the volume weighted average daily prices on the three days after the registration statement registering the resale of the shares of common stock sold to the investors and the shares of the common stock issuable upon exercise of the warrant was declared effective and the Company’s stockholders approved the transaction. In no event would the purchase price or warrant exercise price be less than $4.25 per share. The Company received net proceeds of $9,250,000 after commissions and expenses.

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

Stock Issuances

During the six months ended June 30, 2019, we issued 213,707 shares of Common Stock for service provided to us, valued at $351,376, and we issued 350,000 shares of Common Stock held in abeyance for an investor in the Private Placement.

During the year ended December 31, 2018, we issued 200,009 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for services provided to us, valued at $553,303 and we issued 3,282,940 shares of Common Stock in the Company’s IPO and Private Investment for cash of $16,400,000.

Preferred Stock

In connection with the Company’s IPO, all Preferred Stock included in Series A through Series G, totaling 1,394,953 shares at March 31, 2018 were converted to 9,324,177 shares of Common Stock as a result of the forward-split (See Capital Stock Note). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $0.001 per share, none of which is outstanding at June 30, 2019.

Common Stock

Upon the completion of the IPO, all of the Company’s Non-Voting Common Stock automatically converted into Voting Common Stock on a one-to-one basis. Immediately following the completion of the IPO, the Company is authorized to issue 200,000,000 shares of Common Stock at a par value of $0.001 per share, all of which is Voting Common Stock. There are 15,802,855 shares of Common Stock outstanding at June 30, 2019.

Common Stock Purchase Warrants

Common Stock purchase warrant activity for the period and year ended June 30, 2019 and December 31, 2018, respectively, are as follows:

	Number of	Weighted Avg.
	Warrants	Exercise Price
Outstanding at January 1, 2018	748,060	$5.17
Issued	3,166,491	4.47
Cancelled or expired	(15,385)	—
Exercised	(34,615)	—
Outstanding at December 31, 2018	3,864,551	$4.60
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at June 30, 2019	3,864,551	$4.60

The Company did not issue warrants in the six-month period ended June 30, 2019.

In the year ended December 31, 2018, we granted (i) warrants to purchase 38,400 shares of our Common Stock at $6.25 per share to the underwriter of the Company’s IPO and (ii) warrants to purchase 2,283,740 shares of our Common Stock at $4.25 per share to the investors in our private placement. We also granted warrants to purchase up to 844,352 shares of common stock in consideration of services valued at $2,203,506 including (i) 425,000 shares of common stock to Cancer Revolution, LLC, (ii) 225,000 shares of common stock to Cancer Biotech, LLC, (iii) 144,352 shares of common stock to Inception Capital Management, LLC, and (iv) up to 50,000 shares of common stock to World Wide Holdings, LLC at $5.00 per share.

On January 29, 2018, the Company entered into an agreement with FundAthena, Inc. whereby the Company agreed to grant warrants to purchase 6,000 shares of our Common Stock at $5.00 per share in consideration of services valued at $30,000 provided to the Company. At June 30, 2019, the Company has not issued these warrant shares.

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

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 by 5% of the total number of shares of the Company’s Common Stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the 2018 Plan. On January 1, 2019, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 761,957 shares.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders has approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which will become effective when the Board determines to make this benefit available to employees. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights granted to our eligible employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2019 by the lesser of 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a number determined by the administrator of the ESPP. The administrator of the ESPP, which is our Board of Directors, determined not to increase the number of shares reserved for issuance under the ESPP on January 1, 2019.

Stock Options

At December 31, 2018, the Company had outstanding stock options to purchase 4,535,681 shares of Common Stock. In the six months ended June 30, 2019, the Company granted stock options to employees and consultants to purchase 1,461,715 shares of Common Stock with exercise prices ranging from $1.45 to $1.62 per share and cancelled options to purchase 91,813 shares of Common Stock due to the inactivity of service providers.

At June 30, 2019, the Company has outstanding stock options to purchase 5,905,583 shares of Common Stock that have been granted to various employees, vendors and independent contractors. These options can vest immediately or over periods ranging from twelve (12) to forty-eight (48) months, are exercisable for a period of ten (10) years, and enable the holders to purchase shares of our Common Stock at exercise prices ranging from $0.001 - $9.80 per share. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models.  The weighted average remaining contractual term for the outstanding options at June 30, 2019 and December 31, 2018 is 7.89 and 7.83 years, respectively.

Stock option activity for the three months and year ended June 30, 2019 and December 31, 2018, respectively, is as follows:

	Number of	Weighted Avg.
	Shares	Exercise Price
Outstanding at January 1, 2018	2,628,749	$1.31
Options granted	2,034,525	6.21
Options exercised	—	—
Options expired	(127,593)	—
Outstanding at December 31, 2018	4,535,681	$3.31
Options granted	1,461,715	1.60
Options exercised	—	—
Options expired or cancelled	(91,813)	—
Outstanding at June 30, 2019	5,905,583	$2.94

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

On April 16, 2018, the Company also executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School located 1601 Trinity Street, Building B, Suite 3.322, Austin, Texas 78712. The Company pays $2,050 per month to occupy this location and the lease is effective until October 31, 2019.

Commitments

MD Anderson

We have entered into and amended a clinical trial agreement with the MD Anderson to administer a Phase I/II clinical trial, combining TUSC2 nanoparticles and erlotinib in Stage IV lung cancer patients. The trial is expected to run through early 2023 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.

In July 2018, the Company announced the execution of a two-year sponsored research agreement with MD Anderson. The Company is sponsoring pre-clinical studies focused on the combination of TUSC2 with immunotherapies and have a projected total cost of approximately $2 million. The agreement may be terminated at any time.

In July 2018, we renewed an option agreement with MD Anderson that granted us exclusive rights to negotiate, until March 13, 2019, an exclusive license to the use of TUSC2, the active agent in Oncoprex, in combination with immunotherapies. On March 12, 2019, and again on June 13, 2019, we and MD Anderson extended the term of this option, most recently until December 31, 2019. In July 2018, we renewed an option agreement with MD Anderson that granted us exclusive rights to negotiate, until March 13, 2019, an exclusive license to the use of TUSC2 in combination with epidermal growth factor receptor, or EGFR, therapies and the development of biomarkers to predict patient response to TUSC2 therapy. We are working with MD Anderson to extend the term of this option agreement.

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

Note 8—Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

Income tax provisions at the federal statutory rate	21%
Effect of operating losses	(21)%
0%

At December 31, 2018, we had a net operating loss carryforward of approximately $9.6 million for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2019 and December 31, 2018. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9—Subsequent Events

Share Issuances

The Company issued 40,000 shares of stock to two service providers in consideration of services through July 31, 2019.

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” as set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

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

Researchers at the University of Texas MD Anderson Cancer Center, or MD Anderson, have conducted a Phase I clinical trial, a Phase I portion of a Phase I/II clinical trial, and patients are currently being followed and data being collected in the Phase II portion of the Phase I/II clinical trial in NSCLC. Researchers at MD Anderson are also conducting pre-clinical research on Oncporex in combination with immunotherapies. MD Anderson researchers have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, that may act as tumor suppressors or have other cancer fighting functions. Data from preclinical studies performed by others suggest that product candidates that could be derived from our technology platform could be effective against other types of cancer, including breast, brain, head and neck, renal cell (kidney), and soft tissue cancer, as well as NSCLC. Therefore, our platform technologies may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

JOBS Act and Recent Accounting Pronouncements

The JOBS Act, enacted in 2012, provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we are an emerging growth company, we have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of pre-clinical studies, clinical trials, and manufacturing process development. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. These costs are a significant component of our research and development expenses.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to June 30, 2019. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

We recognize research and development costs as they are incurred. Clinical trial costs, manufacturing process development, and other professional services costs incurred by third parties related to our research and development are expensed as the contracted work is performed. Contract manufacturing activities used to produce materials used in our clinical trials and for logistics and quality testing, and that are expected to have a total useful life longer than 12 months, are recorded as research and development materials and are depleted over time as used.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following summarizes our results of operations for the three and six months ended June 30, 2019 and 2018.

Research and Development Expense

Research and development expense was $502,040 for the three months ended June 30, 2019 as compared to $112,969 for the three months ended June 30, 2018. The increase of $389,071 was due to a major increase in expanding and scaling activities associated with the development of our initial product candidate, including development of manufacturing strategies and manufacturing processes, as well as data analysis and development of clinical strategies related to our existing Phase I/II clinical trial, our preclinical research at MD Anderson, and future planned clinical programs.

Research and development expense was $1,010,082 for the six months ended June 30, 2019 as compared to $164,590 for the six months ended June 30, 2018. The increase of $845,492 was primarily due to an increase in the use of partners necessary to expand our R&D programs in 2019 to include preclinical research at MD Anderson and begin planning of our future clinical programs. These new expenses include use of industry experts and professionals associated with manufacturing process development to support our existing clinical programs, manufacturing strategy to support future clinical programs, logistics analysis and strategy to support the distribution of clinical materials to additional future clinical sites, clinical data assessment to support clinical strategy for future clinical trials, site selection analysis to support the expansion of clinical programs to include additional trial sites, and compliance and FDA communication.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2019 was $3,198,728 as compared to $5,921,950 for the three months ended June 30, 2018. Equity-based compensation, a non-cash expense, accounted for $1,774,997 and $3,304,085 of the general and administrative expenses three month periods ended June 30, 2019 and 2018, respectively. This non-cash expense was primarily driven by a large number of options issued to employees, board members, and service providers that vested during their respective periods. Excluding equity-based compensation, general and administrative expense was $1,423,731 and $2,617,865 for the three month periods ended June 30, 2019 and 2018, respectively. The decrease of $1,193,134 is due to higher travel and legal costs in 2018 related to fundraising activities and improvements to internal processes in 2019 through the hiring of new employees that resulted in a reduced need for certain professional services.

General and administrative expense for the six months ended June 30, 2019 was $4,858,524 as compared to $6,556,011 for the six months ended June 30, 2018. Equity-based compensation, a non-cash expense, accounted for $2,298,019 and $3,527,656 of the general and administrative expenses six month periods ended June 30, 2019 and 2018, respectively. This non-cash expense was primarily driven by options issued to employees that had high fair-market values due to the market price of our common stock on their grant date. Excluding equity-based compensation, general and administrative expense was $2,560,505 and $3,028,355 for the six month periods ended June 30, 2019 and 2018, respectively. The decrease of $467,850 is primarily due to the reduction of external professional services due to increased headcount and continuous improvement efforts.

Interest Income. Interest income was $8,646 and $5,461 for the three month periods ended June 30, 2019 and 2018, respectively. Interest income was $20,569 and $5,489 for the six month periods ended June 30, 2019 and 2018, respectively. The increase in interest income in 2019 was due to our higher cash balances and our utilization of money market instruments for longer periods in 2019.

Interest Expense. Interest expense was $0 and $30,584 for the three month periods ended June 30, 2019 and 2018, respectively. Interest expense was $0 and $37,982 for the six month periods ended June 30, 2019 and 2018, respectively. The decrease in interest expense in 2019 is due to the Company satisfying all debt obligations and repaying short-term loans acquired in 2018. As of June 30, 2019, the Company has no outstanding debt.

Depreciation Expense. Depreciation expense was $3,118 and $1,171 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $6,049 and $2,118 for the six months ended June 30, 2019 and 2018, respectively. Depreciation is generated from our fixed assets, which consist of computer equipment and office furniture at this time. The increases in 2019 were driven by increased purchases and usage by employees and consultants as a result of increased headcount and the retention of additional service providers.

Liquidity and Capital Resources

From our inception through June 30, 2019, we have never generated revenue from product sales and have incurred net losses in each year since inception. As of June 30, 2019, we had an accumulated deficit of $35,678,777. We have funded our operations primarily through the sale and issuance of capital stock. During 2018, we sold an aggregate of 3,632,940 shares of common stock for total gross proceeds of approximately $16,400,000 through our initial public offering and subsequent private placement. The Company did not sell any stock for cash during the six months ended June 30, 2019.

As of June 30, 2019, we had $4,496,542 in cash.

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

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(3,207,588)	$(3,314,086)
Net cash used in investing activities	(896,788)	(33,093)
Net cash provided by financing activities	—	15,187,463
Net (decrease) increase in cash	$(4,104,376)	$11,840,284

Cash used in operating activities

Net cash used in operating activities was $3,207,588 and $3,314,086 for the six months ended June 30, 2019 and 2018, respectively. The $106,498 decrease in net cash used in operating activities in 2019 was due to improvements of internal processes and the hiring of new employees that resulted in a reduced need for certain external professional services.

Cash used in investing activities

Net cash used in investing activities was $896,788 and $33,093 for the six months ended June 30, 2019 and 2018, respectively. This increase of $863,695 used in investment activities was primarily due to the production of $848,706 in research and development materials as well as slight increases in the purchase of equipment and defense of our intellectual property through patent prosecution in 2019.

Cash provided by financing activities

Net cash provided by financing activities was $0 and $15,187,463 during the six months ended June 30, 2019 and, 2018, respectively. The $15,187,463 decrease in net cash provided by financing activities was due to the Company not selling stock or issuing debt during the first six months of 2019.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Some of these factors are outside of our control. We expect that our existing cash, and marketable securities will be sufficient to fund our current operations through at least the next six months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We believe that our existing capital will not be sufficient to enable us to complete the development and commercialization of Oncoprex. Accordingly, we expect that we will need to raise additional funds in the future.

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

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to June 30, 2019, we incurred an accumulated deficit of approximately $36 million. We incurred net losses of approximately $5.9 million and approximately $12.4 million for the six-month period ended June 30, 2019 and the year ended December 31, 2018, respectively.

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

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.*

We are a clinical stage company with a limited operating history. Our operations to date have been limited to conducting clinical and preclinical research. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our operating results are expected to significantly fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•

any delays in regulatory review and approval (assuming that our data support approval) of our current and potential product candidates in clinical development, including our ability to receive approval from the FDA for Oncoprex;

•	delays in the commencement, enrollment and timing of clinical trials;
•	the success of our clinical trials through all phases of clinical development;
•	potential side effects of our current and potential product candidates that could delay or prevent approval or cause an approved drug to be significantly restricted or taken off the market;
•	our ability to obtain additional funding to develop product candidates;
•	our ability to identify and develop additional drug candidates beyond Oncoprex;
•	competition from existing products or new products that continue to emerge;
•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations, or CROs;
•	our dependency on third-party manufacturers to manufacture our products and key ingredients;
•	our ability to establish or maintain collaborations, licensing or other arrangements, particularly with MD Anderson;
•	our ability to defend against any challenges to our intellectual property including, claims of patent infringement;
•	our ability to enforce our intellectual property rights against potential competitors;
•	our ability to secure additional intellectual property protection for our drug candidates in development and associated technologies;
•	our ability to attract and retain key personnel to manage our business effectively; and
•	potential product liability claims.

Accordingly, the results of any historical quarterly or annual periods should not be relied upon as indications of future operating performance.

Risks Related to Development and Commercialization of Our Current and Potential Product Candidates

Our success depends greatly on the success of our development of Oncoprex for the treatment of non-small cell lung cancer, and our pipeline of product candidates beyond this lead indication is extremely early stage and limited. Oncoprex and our other product candidates are based on novel technology, which makes it difficult to predict the time and cost or the outcome of development and of subsequently obtaining regulatory approval.*

At this time we are actively pursuing development of only one product candidate, Oncoprex for non-small cell lung cancer. Therefore, we are dependent on the success of Oncoprex in the near term. We cannot provide you any assurance that we will be able to successfully advance Oncoprex through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involve a substantial degree of uncertainty. Because Oncoprex and our other potential product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. Few gene therapy products have been approved in the United States or Europe. We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our current and potential product candidates. We may encounter delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

In addition, the clinical trial requirements of FDA, the European Commission, the European Medicines Agency, or the EMA, the competent authorities of the Member States of the European Union, or EU, and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates in either the United States or the EU, or how long it will take to commercialize any other products for which we receive marketing approval. In addition, any future marketing authorization granted by the European Commission may not be indicative of what FDA may require for approval and vice versa.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our current and potential product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our current and potential product candidates.*

Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians specializing in the treatment of those diseases that our current and potential product candidates target prescribing treatments that involve the use of our current and potential product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our current and potential product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our current and potential product candidates, and the resulting publicity could lead to increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Concern about the environmental spread of our product, whether real or anticipated, could also hinder the commercialization of our products.

Prior to receiving Oncoprex, patients are required to undergo genetic screening to detect epidermal growth factor receptor, or EGFR, mutations and other mutations relevant to cancer.  Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing.  Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. Genetic testing information is also subject to significant restrictions under both federal and state law.  For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers.  This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of these scenarios could decrease demand for Oncoprex or any other products for which we may obtain marketing approval.

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

Delays in the commencement, enrollment and/or completion of clinical trials at any of our sites could increase our product development costs or delay or limit the regulatory approval of our current and potential product candidates. We do not know whether any future trials or studies of our other potential product candidates will begin on time or will be completed on schedule, if at all. The start or end of a clinical study is often delayed or halted due to regulatory requirements, changes in the proposed regulatory approval pathway for a drug candidate, manufacturing challenges, including delays or shortages in available drug product, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, which include the age and condition of the patients and the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments and/or availability of other investigational treatment options for the relevant disease.

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

In June 2018, we entered into an Amendment No. 2 to our Clinical Trial Agreement with MD Anderson under which we and MD Anderson agreed upon plans and funding to move ahead with the trial. We have encountered delay in reopening enrollment at MD Anderson, and we may proceed to open enrollment at one or more other clinical trial sites prior to, or in lieu of, reopening enrollment at MD Anderson. Additional additional sites will require approval of the Investigational Review Board, or IRB, of each additional site where the trial is conducted. We intend to use a portion of our available funds to add additional clinical trial sites.

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

We may have difficulty engaging or retaining clinical trial sites and/or enrolling patients in our clinical trials, which could delay or prevent development of our current and potential product candidates.*

Identifying and qualifying patients to participate in clinical trials of our current and potential product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can engage and retain clinical trial sites and recruit patients to participate in testing our current and potential product candidates. We have experienced delays in some of our clinical trials in the past due to difficulties with enrollment and we may experience similar delays in the future. We have suspended enrollment of new patients in the Phase II portion of our Phase I/II clinical trial evaluating Oncoprex in combination with erlotinib in NSCLC, and we may experience difficulties with enrollment upon reopening enrollment for the trial under the current protocol or a modified protocol. If patients are unwilling to participate in our clinical trials because of negative publicity from adverse events in the industry or in the trials for other third-party product candidates, or for other reasons, including competitive clinical trials for similar patient populations, the timeline for engaging sites, recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

We or our clinical trial sites may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics in a clinical trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:

•	severity of the disease under investigation;
•	design of the clinical trial protocol, including the fact that certain of our clinical trials are randomized to current treatments;
•	size of the patient population;
•	eligibility criteria for the clinical trial in question;
•	perceived risks and benefits of the product candidate under study;
•	general level of excitement for the treatment approach;
•	comments on social media;
•	proximity and availability of clinical trial sites for prospective patients;
•	availability of competing therapies and clinical trials;
•	efforts to facilitate timely enrollment in clinical trials;
•	timely availability of the study drug;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

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

Any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate, and the approval may be for a narrower indication than we seek.*

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Additionally, our partners, clients, other vendors, and/or other stakeholders may not agree with our interpretation(s) of data obtained from our clinical trials, which could potentially cause a variety of issues, including but not limited to: delays, the necessity for additional clinical studies and analyses, dependence on third-party validation, and / or other unforeseen challenges. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Thirty-one patients were treated in our first Phase I clinical trial of Oncoprex used as a monotherapy, and 28 patients have been enrolled to date (out of a possible total of 57) in our current Phase I/II clinical trial of Oncoprex in combination with erlotinib in NSCLC. Of the 28 patients, 18 were enrolled in the Phase I portion of the Phase I/II trial, and three of these 18 are also enrolled in the Phase II portion. Safety and efficacy results to date may not continue to be obtained as additional patients are treated and may not be duplicated in future clinical trials. A number of companies in the pharmaceutical industry, including those with greater resources and experience than ours, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials.

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

Even if we obtain regulatory approval of our current and potential product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community.*

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our current and potential product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our current and potential product candidates in particular, as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors about the benefits of our product candidates may require significant resources and may never be successful. Such efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors and may be restricted by the allowed label.

Our current and potential product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.*

In our Phase I clinical trial of Oncoprex as a monotherapy, the only serious adverse events, defined as grade 3, 4 or 5 events under the Common Terminology Criteria for Adverse Events, or CTCAE, published by the U.S. Department of Health and Human Services, were grade 3 fever and grade 3 hypotension, and the only dose-limiting toxicities were two episodes of transient grade 3 hypophosphatemia (abnormally low levels of phosphate in the blood).

The Phase I portion of our Phase I/II trial combining Oncoprex with erlotinib was a dose escalation study with the primary purpose of determining the maximum tolerated dose, or MTD. Dose Limiting Toxicities were defined as grade 3, 4 or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1 (Oncoprex .045 mg/kg plus erlotinib 100 mg), one subject had grade 3 adverse events of fatigue, muscle weakness and hyponatremia (low sodium level) considered to be related to the study treatment (erlotinib); therefore, three additional subjects were treated at this dose level (six subjects total), none of whom suffered a Dose Limiting Toxicity. At dose level 2 (Oncoprex .06 mg/kg plus erlotinib 100 mg), there were no Dose Limiting Toxicities. At dose level 3 (Oncoprex .45 mg/kg plus erlotinib 150 mg), one subject had a grade 3 rash considered to be related to the study treatment (erlotinib); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects suffered a Dose Limiting Toxicity at dose level 3. At dose level 4 (Oncoprex .06 mg/kg plus erlotinib 150 mg), there were no Dose Limiting Toxicities; thus dose level 4 was determined to be the MTD. None of the 10 subjects treated to date in the Phase II portion of the Phase I/II trial suffered a Dose Limiting Toxicity.

Additional or unforeseen side effects from Oncoprex or any of our other potential product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. A showing that Oncoprex or any other product candidate causes undesirable or unacceptable side effects could interrupt, delay or halt clinical trials and result in the failure to obtain, or suspension or termination of, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities only with restrictive label warnings.

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

Potential product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of Oncoprex or any other products that we may develop.*

In the event Oncoprex or any of our other potential product candidates is approved for marketing by the FDA and other regulatory authorities, we may face potential product liability. If successful claims are brought against us, we may incur substantial liability and costs. If the use of our current and potential product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our current and potential product candidates, our regulatory approvals could be revoked or otherwise negatively affected, and we could be subject to costly and damaging product liability claims. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

Our operations, and those of our contract research organizations, or CROs, contractors and consultants, could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our current and potential product candidates could be disrupted if the operations of our contract manufacturers are affected by a man-made or natural disaster or other business interruption. Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

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

There are a number of drugs approved and under development for treatment of lung cancer. Treatments competitive with our primary product candidates generally fall into the following categories: chemotherapies such as cisplatin, carboplatin, docetaxel and pemetrexed; targeted therapies such as erlotinib, gefitinib, afatinib and osimertinib, and immunotherapies such as checkpoint inhibitors and CAR and CAR-T cells, and oncolytic virus-based technology. Data indicate that Oncoprex, when combined with certain targeted therapies and immunotherapies, may enhance the benefit of those therapies; therefore, we believe that Oncoprex could be administered in combination with targeted therapies and immunotherapies and thus may not be a direct competitor of those drugs. In addition, new drug candidates are constantly being conceived and developed. Any such competing therapy may be more effective and/or cost-effective than ours.

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

Risks Related to Regulatory Approval and Marketing of Our Current and Potential Product Candidates and Other Legal Compliance Matters

We cannot be certain that Oncoprex will receive regulatory approval, and without regulatory approval we will not be able to market Oncoprex.*

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in January 2017, the FDA Oncology Center of Excellence, or the Center of Excellence, was created to leverage the combined skills of regulatory scientists and reviewers with expertise in drugs, biologics, and devices (including diagnostics). While the Center of Excellence is designed to help expedite the development of oncology and malignant hematology-related medical products and support an integrated approach in the clinical evaluation of drugs, biologics and devices for the treatment of cancer, the Center of Excellence may, at times, create confusion within the FDA and especially in the Center of Biologics and Research, which is the primary review division for Oncoprex. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to review by the Novel and Exceptional Technology and Research Advisory Committee, or NExTRAC, formerly known as the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. In August 2018, the NIH Director issued a statement describing a proposal intended to streamline the federal framework for oversight of gene therapy. The proposal, which the NIH developed in conjunction with the FDA, included amending the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines, to eliminate the duplicative review and reporting requirements for human gene transfer protocols. The statement also described NIH's effort to refocus the role of RAC to be closer to its original mandate - a transparent forum for science, safety, and ethics of emerging biotechnologies. Accordingly, the NIH Guidelines have been updated to reflect these changes and the RAC has been renamed the Novel and Exceptional Technology and Research Advisory Committee, or NExTRAC. Although the FDA decides whether individual gene therapy protocols may proceed, the NExTRAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can put an Investigational New Drug application, or IND, on a partial or complete clinical hold even if the NExTRAC has provided a favorable review. Also, before a clinical trial can begin at an NIH-funded institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the study. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for performing studies or for obtaining approval of any of our current and potential product candidates. The regulatory changes discussed herein as well as other existing and future regulatory developments may cause unexpected delays and challenges for companies seeking approval of gene therapy products, like Oncoprex.

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

Even if we obtain regulatory approval for Oncoprex and/or another product candidate, our products will remain subject to regulatory oversight.*

Oncoprex and/or any of our product candidates for which we obtain regulatory approval, will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to the specific obligations imposed as a condition for marketing authorization by equivalent authorities in a foreign jurisdiction, particularly by the European Commission, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the quality, safety and efficacy of the product.

For example, in the United States, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.

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

In addition, product manufacturers and their facilities may be subject to payment of application and program fees and are subject to continual review and periodic inspections by FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagree with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

State and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools.  The Bipartisan Budget Act of 2018, or the BBA, increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute.  Enforcement agencies also continue to pursue novel theories of liability under these laws.  Government agencies have increased regulatory scrutiny and enforcement activity with respect to programs supported or sponsored by pharmaceutical companies, including reimbursement and co-pay support, funding of independent charitable foundations and other programs that offer benefits for patients.  Several investigations into these types of programs have resulted in significant civil and criminal settlements.

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

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•	state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

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

The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, insurance companies and other third-party payors, and others in the medical community. Even if we obtain approval to commercialize our current and potential product candidates outside of the United States, a variety of risks associated with international operations could materially affect our business. Due to the novel nature of our technology, we face uncertainty related to pricing and reimbursement for our current and potential product candidates. The insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue. If market opportunities for our current and potential product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products and to justify the level of coverage and reimbursement relative to other therapies, with no assurance that coverage and adequate reimbursement will be obtained. Third-party payors may also have difficulty in determining the appropriate coverage of Oncoprex and our other potential product candidates that are combination products, if approved, due to the fact that they are combination products that include another drug. To the extent there are any delays in determining such coverage or inadequate coverage and reimbursement for all aspects of our combination therapies, it would adversely affect the market acceptance, demand and use of our current and potential product candidates. Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

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

We rely, and expect to continue to rely, on third parties to distribute, manufacture and perform release testing for our current and potential product candidates and other key materials and if such third parties do not carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approvals for our current and potential product candidates.*

We intend to continue to rely on third-party contract manufacturing organizations, or CMOs, to produce our current and potential product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays, but we have not entered into binding agreements with any such CMOs or CTOs to support commercialization. Additionally, any CMO may not have experience producing our current and potential product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our products at the quality, quantities, locations and timing needed to support commercialization. We may change our manufacturing process, and there can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Also, as a consequence of the manufacturing change, there may be a requirement to conduct additional preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

We intend to rely on third-party manufacturers for our clinical trials and commercialization. We may be unable to negotiate binding agreements with manufacturers to support our commercialization activities at commercially reasonable terms.

No manufacturer we know of currently has the experience or ability to produce our current and potential product candidates at reasonable commercial levels or under full commercial requirements. We may encounter technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Further, we have not fully completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing and testing partners do not enable such regulatory approvals, our commercialization efforts may be harmed.

Even if we timely develop a manufacturing process for Oncoprex and successfully transfer it to third-party manufacturers, if such third-party manufacturers are unable to produce our current and potential product candidates in the necessary quantities, or in compliance with current Good Manufacturing Practices, or cGMP, or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed. The facilities used by our contract manufacturers to manufacture our current and potential product candidates must be approved by the FDA as part of our BLA package, pursuant to inspections that will be conducted after we submit our BLA to the FDA. Although we provide specifications, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of our current and potential product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval covering their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our current and potential product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our current and potential product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our current and potential product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation.

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

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.*

As of August 7, 2019, we had seven full-time employees. As we advance our current and potential product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

Risks Related to Owning Our Common Stock

The market price of our common stock may be highly volatile, and you may lose all or part of your investment.*

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	inability to obtain additional funding;
•	adverse results or delays in preclinical or clinical trials;
•	reports of adverse events in other gene therapy products or clinical trials of such products;
•	any delay in filing an IND or BLA for any of our current and potential product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
•	failure to develop successfully and commercialize our current and potential product candidates;
•	failure to maintain our existing strategic collaboration or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our current and potential product candidates or inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to existing and new compliance initiatives.*

As a public company, we incur, and will continue to incur, significant legal, accounting and other expenses. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which require, among other things, that we file with the Securities and Exchange Commission, or the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from their initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the political environment and government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

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

Failure to continue improving our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.*

As a public company, we operate in a demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, and the related rules and regulations of the SEC. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Management performed an annual assessment as of December 31, 2018 of the effectiveness of our internal control over financial reporting for its annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective and as of the year ended December 31, 2018, due to a material weakness in our internal controls due to the lack of segregation of duties. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” To remediate the identified material weakness, we engaged an outside firm to assist management with such accounting and will continue to use outside firms as a resource to deal with other non-recurring or unusual transactions. However, notwithstanding our remediation efforts, there is no assurance that we will not encounter future accounting errors in the future. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline. There were 7,337,934 shares of our common stock outstanding as of August 7, 2019 that are subject to certain resale restrictions under the securities laws. We are unable to predict the effect that sales of these shares may have on the market price of our common stock. In addition, as of August 7, 2019, 11,415,258 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plan or subject to outstanding warrants, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and applicable securities laws, disregarding the ownership blockers relating to the securities under our 2018 private placement. We intend to file with the SEC a registration statement on Form S-8 under the Securities Act covering the shares of common stock reserved for issuance under the 2009 Plan, the 2018 Plan and the ESPP. Shares registered under the S-8 registration statement would be available for sale in the open market following its effective date, subject to Rule 144 volume limitations and the lock-up agreements described above, if applicable. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

At December 31, the maximum aggregate number of shares of our common stock that could be issued pursuant to stock awards under our 2018 Plan was 6,788,749 shares, consisting of 4,160,000 shares initially reserved for issuance under the 2018 Plan, 554,963 shares previously reserved for issuance under our 2009 Equity Incentive Plan that were added to the 2018 Plan when it was adopted, and a total of 2,628,749 shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan upon cancellation. Additionally, the number of shares of our common stock reserved for issuance under our 2018 Plan automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2019, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 761,957 shares as a result of this adjustment. Unless our board of directors elects not to increase the number of shares available for future grant under this adjustment mechanism, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

The concentration of our common stock ownership by our current management may limit your ability to influence corporate matters.*

Our directors and executive officers beneficially own and are able to vote in the aggregate approximately 34.7% of our outstanding common stock, assuming the exercise of all outstanding options held by our directors and executive officers. Accordingly, our directors and executive officers, as stockholders, will continue to have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit the ability of other stockholders to influence corporate matters. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2019, we issued and sold the following unregistered securities (excluding those previously disclosed in a Current Report on Form 8-K):

1)	On April 1, April 30, May 17, and May 26, 2019, we issued an aggregate of 92,090 shares of our common stock to consultants in consideration of services provided by the consultants.

2)

On June 25, 2019, we issued 150,000 shares of our common stock (the “Shares”) to an institutional accredited investor pursuant to a securities purchase agreement (the “Purchase Agreement”) entered into with certain institutional and accredited investors on May 6, 2018. The purchase price for the Shares was paid on August 1, 2018, but the Shares have been held in abeyance since that date pursuant to the terms of the Purchase Agreement.

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

As of June 30, 2019, we had used all of the net proceeds received from our initial public offering, primarily in advancing Oncoprex through Phase I/II clinical trials, manufacturing pre-commercial clinical trial and preclinical study materials, conducting IND-enabling activities for Oncoprex and working capital and general corporate purposes. There was no material change in the use of proceeds from our initial public offering from the planned use as described in our final prospectus filed with the SEC on March 29, 2018.

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

GENPREX, INC.

Date: August 13, 2019	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial Officer)