Form 10-K/A
period 2018-12-31
Genprex, Inc.
filed 2019-10-16
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Genprex, Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 1, 2019 (the “Original Filing”).  The purposes of this Amendment are (i) to revise Item 9A of the Original Filing and (ii) to add to page 76 a risk factor entitled “Deficiencies in our disclosure controls and procedures could result in inaccuracies in our financial statements.”

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is refiling the certifications of J. Rodney Varner, the Company’s Principal Executive Officer, and Ryan M. Confer, the Company’s Principal Financial Officer, required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1, 31.2 and 32.1 to this Amendment.

Other than the foregoing, this Amendment does not modify or update any other disclosures made in the Original Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Accordingly, this Amendment should be read in conjunction with the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain additional funding to develop our current and potential product candidates;

●	the need to obtain regulatory approval of our current and potential product candidates;

●	the success of our clinical trials through all phases of clinical development;

●	compliance with obligations under intellectual property licenses with third parties;

●	any delays in regulatory review and approval of product candidates in clinical development;

●	our ability to commercialize our current and potential product candidates;

●	market acceptance of our current and potential product candidates;

●	competition from existing products or new products that may emerge;

●	potential product liability claims;

●	our dependence on third-party manufacturers to supply or manufacture our products;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability and third parties’ ability to protect intellectual property rights;

●	our ability to adequately support future growth; and

●	our ability to attract and retain key personnel to manage our business effectively.

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

Clinical data from the evaluation of 25 patients in our Phase I/II clinical trial, as well as our preclinical data, indicate that Oncoprex can be combined with the widely used anti-cancer drug erlotinib (marketed as Tarceva® by Genentech, Inc.) in humans. Erlotinib is a tyrosine kinase inhibitor, or TKI, which uses a mechanism of action similar to that of pan-kinase inhibitors to block the action of tyrosine kinases, which are a type of kinase involved in many cell functions, including cell signaling, growth and division. In addition, MD Anderson researchers have conducted preclinical studies combining Oncoprex with:

●	the TKI gefitinib (marketed as Iressa® by AstraZeneca Pharmaceuticals) in animals and in human NSCLC cells;

●	third generation TKIs such as osimertinib (marketed as Tagrisso® by AstraZeneca Pharmaceuticals);

●	MK2206 in animals (MK2206 is an inhibitor of AKT kinases, which affect cell signaling pathways downstream from tyrosine kinases);

●	an anti-PD-1 antibody such as pembrolizumab (marketed as Keytruda® by Merck & Co.) in humanized animal models;

●	an anti-PD-1 antibody equivalent to the checkpoint inhibitor nivolumab (marketed as Opdivo® by Bristol-Myers Squibb Company) in animals; and

●	an anti-CTLA4 antibody equivalent to ipilimumab (marketed as Yervoy® by Bristol-Myers Squibb Company) in animals.

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

●

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

●

Investigate the Effectiveness of Oncoprex in Other Cancers We may also explore the combination of Oncoprex and erlotinib in other cancers such as soft tissue sarcomas, kidney, head and neck, glioblastoma, and/or breast cancer, and we may pursue development of additional proprietary genes alone or in combination with other drugs, such as EGFR TKIs and/or with immunotherapies.

●

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

●

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

●	Develop Our Platform Technology. We plan to investigate the applicability of our platform technology with additional anti-cancer drugs.

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
HA
Patient 26
Pre-treatment
Post-treatment
Patient 31
Pre-treatment
Post-treatment
B
TUSC2-Pre
TUSC2-Post
Patient 13
Patient 26
Patient 31
Arbitrary TUSC2 protein signals/cell
0
2
4
6
8
10
12
14
TUSC2-Pre
TUSC2+Post
TUSC2+NSP-Pre
TUSC2+NSP-Post
TUSC2+FP-Pre
TUSC2+FP-Post
TUSC2-Post
*
*■

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

Preclinical Study Showing that the TUSC2-Erlotinib Combination Significantly Inhibits Tumor Cell Viability and Colony Formation in NSCLC Cells Without an Activating EGFR Mutation

Previous research has shown that NSCLC in cells that lack the activating EGFR mutations exon 19 deficiency and exon 21 substitution is not halted or inhibited by erlotinib at pharmacologically relevant doses. In one preclinical study, MD Anderson researchers tested a group of EGFR negative NSCLC lines for sensitivity to erlotinib after restoration of TUSC2 expression, both transiently and stably, and found a significant benefit resulting from the combination at micromolar ranges between 1uM and 2.3uM. These concentrations are achievable in patient serum with standard dosing regimens and are pharmacologically relevant. Cell viability was evaluated in 3 TUSC2 Tet-On stable clones that had been treated with doxycycline to induce TUSC2, and combined with erlotinib. As expected, the cells that had not had TUSC2 expression restored were not sensitive to erlotinib alone, and the viability of cells in the A549, H1299, and H175 cancer cell lines was 92%, 90%, and 98%, respectively. Induction of TUSC2 with doxycycline alone showed more cytoxicity than erlotinib alone, resulting in 16%, 22%, and 5% cell death, respectively. However, when cells were exposed to doxycycline and treated with 2.3 “M erlotinib for 48 hours, a growth inhibitory effect was observed for all three cell lines (p<0.05), with the relative survival of the A549, H1299, and H175 cancer cells being reduced by 48%, 42%, and 38%, respectively. Similarly, as shown in the graphs below, colony formation was significantly inhibited in cells transiently transfected with TUSC2 and treated with erlotinib. The ability of A549, H1299, H322, and H460 cells to form colonies was reduced by 90%, 80%, 93%, and 85%, respectively. In dose titration experiments erlotinib also mediated increased inhibition of colony formation at nanomolar concentrations. Taken together, the results clearly demonstrate the superiority of the TUSC2-erlotinib combination treatment over each agent alone, and indicate that the effect is independent of the technique of exogenous gene expression. For both viability and colony formation assays the probability of a cooperative effect was greater than 0.99, on a scale from 0 to 1. Zero means no probability of a true cooperative effect, and one means 100% probability of a cooperative effect given the observed data.

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

Four patients in the Phase I Combination Trial had stable disease ranging from 12 weeks to 36 weeks. The following observations from our preclinical studies and from the Phase I Combination Trial provided the rationale for proceeding with the Phase II Combination Trial combining Oncoprex with erlotinib:

●	TUSC2 inhibits a variety of tyrosine kinases including EGFR, PDGFR, c-kit, and c-abl;

●	expression of TUSC2 in NSCLC cells combined with TKIs is complementary in vitro and in vivo;

●

intravenous administration of a nanoparticle encapsulated TUSC2 expression plasmid effectively delivers TUSC2 to distant tumor sites and mediates an anti-tumor effect in orthotopic human lung cancer xenograft models; and

●	when the TUSC2-nanoparticle is combined with a TKI, the suppression of tumor growth in mouse xenograft models is synergistic.

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

The systemic effect of the TUSC2 and anti-PD1 antibody combination was examined in two immunecompetent, syngeneic mouse models of Kras and p53 mutant lung cancer. C57BL/6 mice were subcutaneously injected with murine adenocarcinoma lung carcinoma CMT/167-luc cells (KrasG12V mutation). CMT/167 cells do not express TUSC2. Tumors from untreated mice, isotype antibody control, or those treated with anti-PD1 were used as controls. 344SQ (KrasG12D allele and a knock-in Trp53R172HÄG allele) adenocarcinomas which metastasize to the lung in 126S2 mice were also used. When tumors reached 50-100 mm3, mice were either injected intravenously with DOTAP:cholesterol (DC)-TUSC2 complex alone (at a dose of 25 “g of plasmid DNA and 10 nmol DC, every 48 hours for three injections), or (DC)-TUSC2 complex combined with anti-PD1 antibody (250 “g for four injections) alone or combined with anti-CTLA4 (100ug for three injections). Tumor growth and development was monitored by scoring ex-vivo luminescence using the IVIS Imaging System 200 Series. All tumor measurements were blinded to treatment and results were analyzed independently by biostatisticians.

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

●

completion of preclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;

●

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research patients and their health information, to establish the safety, purity, and potency of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced and tested to assess compliance with current Good Manufacturing Practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval, or licensure, of the BLA.

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

●

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

●

Phase II. The investigational product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product candidate for specific targeted diseases, and to generate hypotheses for the dosage tolerance, optimal dosage, and dosing schedule.

●

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

The BPCIA includes, among other provisions:

●	A 12-year exclusivity period from the date of first licensure of the reference product, during which approval of a 351(k) application referencing that product may not be made effective;

●	A four-year exclusivity period from the date of first licensure of the reference product, during which a 351(k) application referencing that product may not be submitted; and

●	An exclusivity period for certain biological products that have been approved through the 351(k) pathway as interchangeable biosimilars.

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

●

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

●

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

●

a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our current and potential product candidates, that are inhaled, infused, instilled, implanted or injected;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

●

establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011; and

●	a licensure framework for follow on biologic products.

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

We qualify as an “emerging growth company” as the term is used in The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and therefore, we may take advantage of certain exemptions from various public company reporting requirements, including:

●	a requirement to only have two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis;

●	exemption from the auditor attestation requirement on the effectiveness of our internal controls over financial reporting;

●	reduced disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments.

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

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

●	the progress, costs, results and timing of our clinical trials for Oncoprex;

●	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

●	the ability of third parties to deliver materials and provide services for us;

●	the costs associated with securing and establishing commercialization and manufacturing capabilities;

●	market acceptance of our current and potential product candidates;

●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

●

our ability to maintain, expand and enforce the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

●	our need and ability to hire additional management and scientific and medical personnel;

●	the effect of competing drug candidates and new product approvals;

●	our need to implement additional internal systems and infrastructure, including financial and reporting systems; and

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

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

We are a clinical stage company with a limited operating history. Our operations to date have been limited to conducting clinical and preclinical research. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our operating results are expected to significantly fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

●	any delays in regulatory review and approval of our current and potential product candidates in clinical development, including our ability to receive approval from the FDA for Oncoprex;

●	delays in the commencement, enrollment and timing of clinical trials;

●	the success of our clinical trials through all phases of clinical development;

●	potential side effects of our current and potential product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

●	our ability to obtain additional funding to develop product candidates;

●	our ability to identify and develop additional drug candidates beyond Oncoprex;

●	competition from existing products or new products that continue to emerge;

●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

●	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations, or CROs;

●	our dependency on third-party manufacturers to manufacture our products and key ingredients;

●	our ability to establish or maintain collaborations, licensing or other arrangements, particularly with MD Anderson;

●	our ability to defend against any challenges to our intellectual property including, claims of patent infringement;

●	our ability to enforce our intellectual property rights against potential competitors;

●	our ability to secure additional intellectual property protection for our drug candidates in development and associated technologies;

●	our ability to attract and retain key personnel to manage our business effectively; and

●	potential product liability claims.

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

A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including, but not limited to, a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects, or other adverse initial experiences or findings. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	inability to obtain sufficient funds required for a clinical trial;

●	inability to reach agreements on acceptable terms with current or prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and

●	may vary significantly among different CROs and trial sites;

●

negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

●	serious and unexpected side effects experienced by subjects in our clinical trials or by individuals using drugs similar to our current and potential product candidates;

●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in enrolling research subjects in clinical trials;

●	high drop-out rates and high fail rates of research subjects;

●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

●	greater than anticipated clinical trial costs;

●	poor effectiveness of our current and potential product candidates during clinical trials; or

●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or vendor.

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

We or our clinical trial sites may not be able to identify, recruit and enroll a sufficient number of patients, or those with the required or desired characteristics in a clinical trial, to complete our clinical trials in a timely manner. Patient enrollment is affected by factors including:

●	severity of the disease under investigation;

●	design of the clinical trial protocol, including the fact that certain of our clinical trials are randomized to current treatments;

●	size of the patient population;

●	eligibility criteria for the clinical trial in question;

●	perceived risks and benefits of the product candidate under study;

●	general level of excitement for the treatment approach;

●	comments on social media;

●	proximity and availability of clinical trial sites for prospective patients;

●	availability of competing therapies and clinical trials;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians; and

●	ability to monitor patients adequately during and after treatment.

We currently plan to seek initial marketing approval in the United States and subsequently in Europe. We may not be able to initiate or continue clinical trials if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or the EMA, or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

●	difficulty in establishing or managing relationships with CROs and physicians;

●	different standards for the conduct of clinical trials;

●	our inability to locate qualified local consultants, physicians and partners; and

●	the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatments.

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

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our current and potential product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our current and potential product candidates in particular, as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the clinical indications for which our current and potential product candidates are approved;

●	physicians, hospitals, cancer treatment centers and patients considering our current and potential product candidates as a safe and effective treatment;

●	the potential and perceived advantages of our current and potential product candidates over alternative treatments;

●	the prevalence and severity of any side effects;

●	product labeling or product insert requirements of the FDA or other regulatory authorities;

●	limitations or warnings contained in the labeling approved by the FDA;

●	the timing of market introduction of our current and potential product candidates as well as competitive products;

●	the cost of treatment – both in absolute terms and in relation to alternative treatments;

●	the availability of coverage, reimbursement and pricing by third-party payors and government authorities and the adequacy thereof;

●	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;

●

the willingness, ability and availability of healthcare providers that can comply with the transportation, handling, and temperature-controlled storage requirements associated with our current and potential product candidates;

●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and

●	the effectiveness of our sales and marketing efforts, which are subject to various limitations under applicable law.

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

If any of our current and potential product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

●	we may be required to change instructions regarding the way the product is administered, conduct additional clinical trials or change the labeling of the product;

●	we may be subject to limitations on how we may promote the product;

●	sales of the product may decrease significantly;

●	regulatory authorities may require us to take our approved product off the market;

●	we may be subject to litigation or product liability claims; and

●	our reputation may suffer.

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

If we fail to comply with applicable regulatory requirements for any product following approval, a regulatory authority may:

●	issue a warning letter asserting that we are in violation of the law;

●	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

●	restrict the marketing or manufacturing of the product;

●	seize or detain the product or otherwise demand or require the withdrawal or recall of the product from the market;

●	refuse to permit the import or export of products;

●	request and publicize a voluntary recall of the product; or

●	refuse to allow us to enter into supply contracts, including government contracts.

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

We do not intend to manufacture the pharmaceutical products that we plan to sell. We are currently utilizing contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product for the trials of Oncoprex currently being conducted or that will need to be conducted prior to seeking regulatory approval. However, we do not have agreements for supplies of Oncoprex or any of our other potential product candidates, and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize Oncoprex if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture Oncoprex or any of our other potential product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture materials that conform to our specifications and the FDA’s current good manufacturing practices, or cGMP, standards and other requirements of any governmental agency to whose jurisdiction we are subject, our current and potential product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our current and potential product candidates, including:

●	the possibility that we are unable to enter into a manufacturing agreement with a third party to manufacture our current and potential product candidates;

●	the possible breach of the manufacturing agreements by the third parties because of factors beyond our control; and

●	the possibility of termination or nonrenewal of the agreements by the third parties before we are able to arrange for a qualified replacement third-party manufacturer.

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

●

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

●

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

●

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

●

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

●

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

●	the U.S. FDCA, which prohibits, among other things, the adulteration or misbranding of drugs and medical devices;

●

the Foreign Corrupt Practices Act, or FCPA, and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

●	we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

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

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our current and potential product candidates, if we obtain regulatory approval;

●	our ability to set a price that we believe is fair for our products;

●	our ability to generate revenue and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

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

We expect that we will be subject to additional risks in commercializing any of our product candidates outside the United States, including:

●	different regulatory requirements for approval of drugs and biologics in foreign countries;

●	reduced protection for intellectual property rights;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

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

In certain cases, patent prosecution of our licensed technology may be controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe intellectual property of the licensor that is not subject to the licensing agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

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

We may evaluate and enter into various acquisitions and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	the issuance of our equity securities;

●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and

●

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

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	adverse results or delays in preclinical or clinical trials;

●	reports of adverse events in other gene therapy products or clinical trials of such products;

●	inability to obtain additional funding;

●

any delay in filing an IND or BLA for any of our current and potential product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;

●	failure to develop successfully and commercialize our current and potential product candidates;

●	failure to maintain our existing strategic collaboration or enter into new collaborations;

●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;

●	changes in laws or regulations applicable to future products;

●	inability to obtain adequate product supply for our current and potential product candidates or inability to do so at acceptable prices;

●	adverse regulatory decisions;

●	introduction of new products, services or technologies by our competitors;

●	failure to meet or exceed financial projections we may provide to the public;

●	failure to meet or exceed the financial projections of the investment community;

●	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	additions or departures of key scientific or management personnel;

●	significant lawsuits, including patent or stockholder litigation;

●	changes in the market valuations of similar companies;

●	sales of our common stock by us or our stockholders in the future; and

●	trading volume of our common stock.

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

●	a limited availability of market quotations for our securities;

●

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Deficiencies in our disclosure controls and procedures could result in inaccuracies in our financial statements.

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to a material weakness in our internal control over financial reporting due to the lack of segregation of duties. Accordingly, management cannot provide reasonable assurances that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles.

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

Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals, that a stockholder might consider favorable. These include provisions:

●	requiring a majority vote of the outstanding shares of common stock to amend the bylaws;

●	providing that the authorized number of directors may be changed only by resolution of the board of directors;

●

providing that the board of directors or any individual director may only be removed with cause and the affirmative vote of the holders of at least 66-2/3% of the voting power of all of our then outstanding common stock;

●

providing that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	dividing our board of directors into three classes;

●	requiring that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;

●

providing that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice;

●

that do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose);

●

providing that special meetings of our stockholders may be called only by the chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors; and

●

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

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into three categories: research and development, general and administrative, and depreciation.

Research and development. Research and development expenses consist primarily of:

●	costs incurred to conduct research, such as the discovery and development of our current and potential product candidates;

●	costs related to production and storage of clinical supplies, including fees paid to contract manufacturers, manufacturing consultants, and cold-storage facilities;

●

fees paid to clinical consultants, clinical trial sites and vendors, including clinical research organizations in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as patient screening fees, laboratory work, and statistical compilation and analysis; and

●	costs related to compliance with drug development regulatory requirements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and our Chief Financial Officer initially concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.  Subsequently, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed below.

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

(a)(1)     Financial statements.

The financial statements and supplementary data required by this item begin on page F-1.

(a)(2)     Financial Statement Schedules.

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3)     Exhibits.

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

23.1	Consent of Independent Registered Public Accounting Firm , incorporated by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2019 .

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance document , incorporated by reference to Exhibit 101.INS of the Registrant’s Annual Report on Form 10-K filed on April 1, 2019.

101.SCH	XBRL Taxonomy Extension Schema Document , incorporated by reference to Exhibit 101.SCH of the Registrant’s Annual Report on Form 10-K filed on April 1, 2019.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document , incorporated by reference to Exhibit 101.CAL of the Registrant’s Annual Report on Form 10-K filed on April 1, 2019.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document , incorporated by reference to Exhibit 101.DEF of the Registrant’s Annual Report on Form 10-K filed on April 1, 2019.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document , incorporated by reference to Exhibit 101.LAB of the Registrant’s Annual Report on Form 10-K filed on April 1, 2019.

101.PRE	XBRL Taxonomy Extension Presentation Document , incorporated by reference to Exhibit 101.PRE of the Registrant’s Annual Report on Form 10-K filed on April 1, 2019.

*	Filed herewith.
+	Indicates management contract or compensatory plan.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-K /A to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.
Date: October 16 , 2019	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Rodney Varner	Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	October 16 , 2019
J. Rodney Varner

/s/ Ryan M. Confer	Chief Financial Officer (Principal Financial and Accounting Officer)	October 16 , 2019
Ryan M. Confer

*	Member of the Board of Directors	October 16 , 2019
David E. Friedman

*	Member of the Board of Directors	October 16 , 2019
Robert W. Pearson

* By:	/s/ J. Rodney Varner
J. Rodney Varner
Attorney-in-Fact

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