Form 10-Q/A
period 2019-03-31
Genprex, Inc.
filed 2019-10-16
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2 )

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

EXPLANATORY NOTE

Genprex, Inc. (the “Company,” “we,” “us,” and “our”) filed our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, with the Securities and Exchange Commission on May 15, 2019 (the “Original Filing”).  We filed Amendment No. 1 on Form 10-Q/A with the Securities and Exchange Commission on May 20, 2019 (the “Amended Filing”) to include the condensed consolidated statements of changes in stockholders’ equity for the three months ended March 31, 2019 and 2018, which were inadvertently omitted from the Original Filing.  We are filing this Amendment No. 2 (this “Amendment”) on Form 10-Q/A to amend the Amended Filing. The purposes of this Amendment are (i) to revise Item 4 of the Amended Filing, (ii) to add to page 52 a risk factor entitled “Deficiencies in our disclosure controls and procedures could result in inaccuracies in our financial statements” and (iii) to file revised versions of Exhibits 31.1 and 31.2.

We are filing revised Exhibits 31.1 and 31.2 solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications filed with the Amended Filing.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is refiling the certifications of J. Rodney Varner, the Company’s Principal Executive Officer, and Ryan M. Confer, the Company’s Principal Financial Officer, required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 32.1 to this Amendment.

Other than the foregoing, this Amendment does not modify or update any other disclosures made in the Amended Filing. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Amended Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Amended Filing was filed. Accordingly, this Amendment should be read in conjunction with the Company’s other filings with the SEC subsequent to the filing of the Amended Filing.

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

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into three categories: research and development, general and administrative and depreciation.

Research and development. Research and development expenses consist primarily of:

●	costs incurred to conduct research, such as the discovery and development of our current and potential product candidates;

●	costs related to production of clinical supplies, including fees paid to contract manufacturers and consultants related to the development and improvement of manufacturing strategies and processes;

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and our Chief Financial Officer initially concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.  Subsequently, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

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

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q /A .

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance document , incorporated by reference to Exhibit 101.INS of the Registrant’s Quarterly Report on Form 10-Q/A filed on May 20, 2019.

101.SCH	XBRL Taxonomy Extension Schema Document , incorporated by reference to Exhibit 101.SCH of the Registrant’s Quarterly Report on Form 10-Q/A filed on May 20, 2019.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document , incorporated by reference to Exhibit 101.CAL of the Registrant’s Quarterly Report on Form 10-Q/A filed on May 20, 2019.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document , incorporated by reference to Exhibit 101.DEF of the Registrant’s Quarterly Report on Form 10-Q/A filed on May 20, 2019.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document , incorporated by reference to Exhibit 101.LAB of the Registrant’s Quarterly Report on Form 10-Q/A filed on May 20, 2019.

101.PRE	XBRL Taxonomy Extension Presentation Document , incorporated by reference to Exhibit 101.PRE of the Registrant’s Quarterly Report on Form 10-Q/A filed on May 20, 2019.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: October 16 , 2019	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial Officer)