Form 10-Q/A
period 2019-06-30
Genprex, Inc.
filed 2019-10-16
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

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

EXPLANATORY NOTE

Genprex, Inc. (the “Company,” “we,” “us,” and “our”) filed our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, with the Securities and Exchange Commission on August 13, 2019 (the “Original Filing”).  We are filing this Amendment No. 2 (this “Amendment”) on Form 10-Q/A to amend the Original Filing. The purposes of this Amendment are (i) to revise Item 4 of the Original Filing, (ii) to add to page 50 a risk factor entitled “Deficiencies in our disclosure controls and procedures could result in inaccuracies in our financial statements” and (iii) to file revised versions of Exhibits 31.1 and 31.2.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and our Chief Financial Officer initially concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.  Subsequently, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

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

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q/A .

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance document , incorporated by reference to Exhibit 101.INS of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2019.

101.SCH	XBRL Taxonomy Extension Schema Document , incorporated by reference to Exhibit 101.SCH of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2019.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document , incorporated by reference to Exhibit 101.CAL of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2019.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document , incorporated by reference to Exhibit 101.DEF of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2019.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document , incorporated by reference to Exhibit 101.LAB of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2019.

101.PRE	XBRL Taxonomy Extension Presentation Document , incorporated by reference to Exhibit 101.PRE of the Registrant’s Quarterly Report on Form 10-Q filed on August 13, 2019.

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