Form 10-Q
period 2019-09-30
Genprex, Inc.
filed 2019-11-14
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 1, 2019, the registrant had 15,847,855 shares of voting common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash	$2,548,434	$8,600,918
Accounts receivable	—	9,297
Prepaid expenses and other	258,714	236,851
Supplies	801,780	—
Total current assets	3,608,928	8,847,066
Property and equipment, net	23,747	24,354
Other assets:
Security deposits	11,732	18,085
Intellectual property, net	423,923	379,451
Total other assets	435,655	397,536
Total assets	$4,068,330	$9,268,956
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$475,048	$295,069
Other current liabilities	62,184	92,752
Total current liabilities	537,232	387,821
Investment unit	—	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 15,842,855 and 15,239,148 shares issued and outstanding, respectively	15,843	15,240
Additional paid-in capital	41,569,745	38,690,586
Accumulated deficit	(38,054,490)	(29,824,691)
Total stockholders’ equity	3,531,098	8,881,135
Total liabilities and stockholders’ equity	$4,068,330	$9,268,956

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	3,437	1,713	9,486	3,831
Research and development	467,344	489,689	1,477,427	654,279
General and administrative	1,909,982	1,705,876	6,768,506	8,261,887
Total costs and expenses	2,380,763	2,197,278	8,255,419	8,919,997
Operating loss	(2,380,763)	(2,197,278)	(8,255,419)	(8,919,997)
Interest income	5,051	11,192	25,620	16,682
Interest expense	—	—	—	(37,982)
Net loss	$(2,375,712)	$(2,186,086)	$(8,229,799)	$(8,941,297)
Net loss per share—basic and diluted	$(0.15)	$(0.15)	$(0.53)	$(0.67)
Weighted average number of common shares— basic and diluted	15,831,822	14,675,631	15,598,644	13,323,557

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2017	11,721,584	$11,721	—	$—	$17,869,205	$(17,452,352)	$428,574
Issuance of stock for cash	—	—	—	—	—	—	—
Issuance of stock for services	33,420	34	—	—	176,616	—	176,650
Share based compensation	—	—	—	—	46,861	—	46,861
Net loss	—	—	—	—	—	(694,001)	(694,001)
Balance at March 31, 2018	11,755,004	$11,755	—	$—	$18,092,682	$(18,146,352)	$(41,915)
Issuance of stock for cash	2,108,500	2,109	—	—	15,387,179	—	15,389,288
Issuance of stock for services	33,422	34	—	—	176,616	—	176,650
Share based compensation	—	—	—	—	3,127,563	—	3,127,563
Net loss	—	—	—	—	—	(6,061,213)	(6,061,213)
Balance at June 30, 2018	13,896,926	$13,898	—	$—	$36,784,040	$(24,207,565)	$12,590,373
Issuance of stock for cash	1,209,055	1,175	—	—	(1,175)	—	—
Issuance of stock for services	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	79,645	2	79,647
Net loss	—	—	—	—	—	(2,186,086)	(2,186,086)
Balance at September 30, 2018	15,105,981	$15,073	—	$—	$36,862,510	$(26,393,649)	$10,483,934

Balance at December 31, 2018	15,239,148	$15,240	—	$—	$38,690,586	$(29,824,691)	$8,881,135
Issuance of stock for cash	200,000	200	—	—	(200)	—	—
Issuance of stock for services	121,617	122	—	—	192,274	—	192,396
Share based compensation	—	—	—	—	330,626	—	330,626
Net loss	—	—	—	—	—	(2,158,846)	(2,158,846)
Balance at March 31, 2019	15,560,765	$15,562	—	$—	$39,213,286	$(31,983,537)	$7,245,311
Issuance of stock for cash	150,000	150	—	—	(150)	—	—
Issuance of stock for services	92,090	91	—	—	159,010	—	159,101
Share based compensation	—	—	—	—	1,615,896	—	1,615,896
Net loss	—	—	—	—	—	(3,695,240)	(3,695,240)
Balance at June 30, 2019	15,802,855	$15,803	—	$—	$40,988,042	$(35,678,777)	$5,325,068
Issuance of stock for services	40,000	40	—	—	40,895	—	40,935
Share based compensation	—	—	—	—	540,808	—	540,808
Net loss	—	—	—	—	—	(2,375,712)	(2,375,712)
Balance at September 30, 2019	15,842,855	$15,843	—	$—	$41,569,745	$(38,054,490)	$3,531,098

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,229,799)	$(8,941,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,486	3,831
Share based compensation	2,879,762	3,822,076
Changes in operating assets and liabilities:
Accounts receivable	9,297	(313)
Prepaid expenses and other	(27,862)	(346,930)
Deposits	6,353	(18,085)
Deferred offering costs	—	759,591
Accounts payable and accrued expenses	189,907	(63,681)
Other current liabilities	(34,497)	—
Net cash used in operating activities	(5,197,353)	(4,784,808)
Cash flows from investing activities:
Additions to property and equipment	(8,879)	(12,017)
Additions to intellectual property	(44,473)	(27,413)
Additions to research and development materials	(801,780)	—
Net cash used in investing activities	(855,132)	(39,430)
Cash flows from financing activities:
Repayment of notes payable	—	(201,890)
Proceeds from issuances of stock	—	15,174,581
Net cash provided by financing activities	—	14,972,691
Net (decrease) increase in cash	(6,052,485)	10,148,453
Cash, beginning of period	8,600,918	161,251
Cash, end of period	$2,548,434	$10,309,704

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$10,645
Cash paid for taxes	$—	$—

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

Note 2—Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with GAAP. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2019. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

Capital Stock

In connection with the Company’s completed initial public offering (“IPO”) in April 2018, all of the Company’s Preferred Stock and Non-Voting Common Stock were converted into shares of the Company’s Common Stock. The Company’s Common Stock was then forward-split at a ratio of 6.6841954-to-1. Furthermore, prior to the closing of the IPO, the Company’s Certificate of Incorporation was amended and restated to provide the Company with the authority to issue up to 210,000,000 shares of stock consisting of 200,000,000 shares of Common Stock at a par value of $0.001 per share and 10,000,000 shares of Preferred Stock at a par value of $0.001 per share. There are no shares of Preferred Stock outstanding at September 30, 2019 and December 31, 2018.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose us to cash concentration risk. We have no cash equivalents, and had $2,366,206 and $8,465,768 in excess of FDIC insured limits of $250,000 at September 30, 2019 and December 31, 2018 respectively.

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

Research and Development Costs

Research and development expenditures are comprised of costs incurred to conduct research and development activities. These include payments to collaborative research partners, including wages and associated employee benefits, facilities and overhead costs. These expenditures relate to Phase I and II clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in supplies. Supplies purchased and capitalized for future use was $801,780 and $0 at September 30, 2019 and December 31, 2018, respectively.

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings.  There were no changes in the fair value of the Investment Unit at September 30, 2019.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be realizable, but at a minimum annually during the fourth quarter of the year. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the nine months ended September 30, 2019 and the year ended December 31, 2018, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after September 30, 2019 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

Consistent with the stated objectives of the TETF, an event of default that would trigger the repayment obligation under the Promissory Note is our failure to maintain our principal place of business or our principal executive offices headquartered in the State of Texas (referred to as the “Texas Residency Requirement”) until August 13, 2020. The Promissory Note was terminated on August 16, 2019.

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

Accounting for the Investment Unit

We accounted for the Investment Unit as a hybrid financial instrument under Financial Accounting Standards Board (“FASB”) Statement 155, and measured the Investment Unit at the amount of proceeds received from the TETF award. The First Qualifying Financial Transaction occurred during December 2013, resulting in an adjustment to the fair value of the Investment Unit in the amount of approximately $2.5 million. The TETF exercised the Warrant for $0.001 per share. We received notice of purchase from the TETF during March 2014, and issued 184,797 shares of series B Preferred Stock, which was converted to 1,235,219 shares of Common Stock upon completion of the Company’s IPO. Upon exercise by the TETF of the Warrant, the remaining component within the Investment Unit was the Promissory Note. The Investment Unit was valued at zero, because our obligation to repay the Promissory Note arises from an event of default (a failure to maintain the Texas Residency Requirement), which is an event which rests entirely within our control. The Investment Unit was terminated on August 16, 2019.

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

On August 1, 2018, following the effectiveness of our Registration Statement on Form S-1 (File No. 333-225090) and pursuant to the terms of the Purchase Agreement and Warrants, we issued to the original investors in the private placement an aggregate of 1,174,440 additional shares of our common stock and the Warrants became exercisable for a total of 2,283,740 shares of our common stock with an exercise price equal to $4.25 per share. On March 15, 2019 and June 25, 2019, we issued an aggregate of 350,000 shares of Common Stock held in abeyance for an investor in the private placement.

Stock Issuances

During the nine months ended September 30, 2019, we issued 253,707 shares of Common Stock for service provided to us, valued at $392,432, and we issued 350,000 shares of Common Stock held in abeyance for an investor in the private placement.

During the year ended December 31, 2018, we issued 200,009 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for services provided to us, valued at $553,303 and we issued 3,282,940 shares of Common Stock in the Company’s IPO and private placement for cash of $16,400,000.

Preferred Stock

In connection with the Company’s IPO, all Preferred Stock included in Series A through Series G, totaling 1,394,953 shares at March 31, 2018 were converted to 9,324,177 shares of Common Stock as a result of the forward-split (See Capital Stock Note). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $0.001 per share, none of which is outstanding at September 30, 2019.

Common Stock

Upon the completion of the IPO, all of the Company’s Non-Voting Common Stock automatically converted into Voting Common Stock on a one-to-one basis. Immediately following the completion of the IPO, the Company is authorized to issue 200,000,000 shares of Common Stock at a par value of $0.001 per share, all of which is Voting Common Stock. There are 15,842,855 shares of Common Stock outstanding at September 30, 2019.

Common Stock Purchase Warrants

Common Stock purchase warrant activity for the period and year ended September 30, 2019 and December 31, 2018, respectively, are as follows:

	Number of	Weighted Avg.
	Warrants	Exercise Price
Outstanding at January 1, 2018	748,060	$5.17
Issued	3,166,492	4.47
Cancelled or expired	(15,385)	—
Exercised	(34,615)	—
Outstanding at December 31, 2018	3,864,552	$4.60
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at September 30, 2019	3,864,552	$4.60

The Company did not issue warrants in the nine-month period ended September 30, 2019.

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

On January 29, 2018, the Company entered into an agreement with FundAthena, Inc. whereby the Company agreed to grant warrants to purchase 6,000 shares of our Common Stock at $5.00 per share in consideration of services valued at $30,000 provided to the Company. At September 30, 2019, the Company has not issued these warrant shares.

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

Stock Options

At December 31, 2018, the Company had outstanding stock options to purchase 4,535,681 shares of Common Stock. In the nine months ended September 30, 2019, the Company granted stock options to employees and consultants to purchase 1,461,715 shares of Common Stock with exercise prices ranging from $1.45 to $1.62 per share and cancelled options to purchase 91,813 shares of Common Stock due to the inactivity of service providers.

At September 30, 2019, the Company has outstanding stock options to purchase 5,905,583 shares of Common Stock that have been granted to various employees, vendors and independent contractors. These options can vest immediately or over periods ranging from twelve (12) to forty-eight (48) months, are exercisable for a period of ten (10) years, and enable the holders to purchase shares of our Common Stock at exercise prices ranging from $0.001 - $9.80 per share. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term:	10 years
Risk-free rate:	2.33% – 2.60%
Volatility:	76.87%
Dividend yield:	0%

The weighted average remaining contractual term for the outstanding options at September 30, 2019 and December 31, 2018 is 7.64 and 7.83 years, respectively.

Stock option activity for the nine months and year ended September 30, 2019 and December 31, 2018, respectively, is as follows:

	Number of	Weighted Avg.
	Shares	Exercise Price
Outstanding at January 1, 2018	2,628,749	$1.31
Options granted	2,034,525	6.21
Options exercised	—	—
Options expired	(127,593)	—
Outstanding at December 31, 2018	4,535,681	$3.31
Options granted	1,461,715	1.60
Options exercised	—	—
Options expired or cancelled	(91,813)	—
Outstanding at September 30, 2019	5,905,583	$2.94

Share-Based Compensation

As of December 31, 2018, the Company’s total compensation cost related to nonvested time-based stock option awards granted to employees and board members and not yet recognized was approximately $4.5 million. The Company expects to record this stock-based compensation expense over the next three years, in the amount of $3.3 million with respect to stock option awards using a graded vesting method and $1.2 million with respect to stock option awards using a cliff vesting method. As of December 31, 2018, the weighted average term over which these expenses are expected to be recognized are 2.34 years and 0.69 years, for stock options granted using a graded vesting method and a cliff vesting method respectively.

As of December 31, 2018, the Company’s total compensation cost related to nonvested performance-based stock option awards granted to an employee and not yet recognized was approximately $2.6 million. One-half of this amount, or $1.3 million, may be recognized and recorded, upon the achievement of certain milestones, within 0.92 years from December 31, 2018, and the remaining $1.3 million may be recognized and recorded within 2.42 years from December 31, 2018.

In the nine months ended September 30, 2019, the Company's total share-based compensation was approximately $2.9 million with approximately $2.5 million representing the vesting of options issued to service providers, employees, and board members.

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
0%

At December 31, 2018, we had a net operating loss carryforward of approximately $9.6 million for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2019 and December 31, 2018. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9—Subsequent Events

Share Issuances

On October 1, 2019, the company issued 5,000 shares of stock to a service provider in consideration of services to be provided through December 31, 2019.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to September 30, 2019. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following summarizes our results of operations for the three and nine months ended September 30, 2019 and 2018.

Research and Development Expense

Research and development expense was $467,344 for the three months ended September 30, 2019 as compared to $489,689 for the three months ended September 30, 2018. The slight decrease of $22,345 was due to an increase and expansion of research and development partners immediately following our IPO in 2018. These research and development activities have continued into 2019 and include the development of our initial product candidate, the development of manufacturing strategies and manufacturing processes, data analysis, and development of clinical strategies related to our existing Phase I/II clinical trial, our preclinical research at MD Anderson, and future planned clinical programs.

Research and development expense was $1,477,427 for the nine months ended September 30, 2019 as compared to $654,279 for the nine months ended September 30, 2018. The increase of $823,148 was primarily due to an increase in the use of partners necessary to expand our R&D programs in 2019 to include preclinical research at MD Anderson and begin planning of our future clinical programs. These new expenses include use of industry experts and professionals associated with manufacturing process development to support our existing clinical programs, manufacturing strategy to support future clinical programs, logistics analysis and strategy to support the distribution of clinical materials to additional future clinical sites, clinical data assessment to support clinical strategy for future clinical trials, site selection analysis to support the expansion of clinical programs to include additional trial sites, and compliance and FDA communication.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2019 was $1,909,982 as compared to $1,705,876 for the three months ended September 30, 2018. The increase of $204,106 is due to general expenses associated with an increased headcount and additional service providers utilized in 2019.

General and administrative expense for the nine months ended September 30, 2019 was $6,768,506 as compared to $8,261,887 for the nine months ended September 30, 2018. The decrease of $1,493,381 is primarily due to a larger than normal share-based compensation expense in 2018.

Interest Income. Interest income was $5,051 and $11,192 for the three month periods ended September 30, 2019 and 2018, respectively. Interest income was $25,620 and $16,682 for the nine months periods ended September 30, 2019 and 2018, respectively. The variations associated with interest income in 2019 were due to changes in the cash balances associated with money market instruments.

Interest Expense. Interest expense was $0 and $0 for the three month periods ended September 30, 2019 and 2018, respectively. Interest expense was $0 and $37,982 for the nine months periods ended September 30, 2019 and 2018, respectively. The decrease in interest expense in 2019 is due to the Company satisfying all debt obligations and repaying short-term loans acquired in 2018. As of September 30, 2019, the Company has no outstanding debt.

Depreciation Expense. Depreciation expense was $3,437 and $1,713 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $9,486 and $3,831 for the nine months ended September 30, 2019 and 2018, respectively. Depreciation is generated from our fixed assets, which consist of computer equipment and office furniture at this time. The increases in 2019 were driven by increased purchases and usage by employees and consultants as a result of increased headcount and the retention of additional service providers.

Liquidity and Capital Resources

From our inception through September 30, 2019, we have never generated revenue from product sales and have incurred net losses in each year since inception. As of September 30, 2019, we had an accumulated deficit of approximately $38 million. We have funded our operations primarily through the sale and issuance of capital stock. During 2018, we sold an aggregate of 3,632,940 shares of common stock for total gross proceeds of approximately $16,400,000 through our initial public offering and subsequent private placement. The Company did not sell any stock for cash during the nine months ended September 30, 2019.

As of September 30, 2019, we had $2,548,434 in cash.

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

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(5,197,353)	$(4,784,808)
Net cash used in investing activities	(855,132)	(39,430)
Net cash provided by financing activities	—	14,972,691
Net (decrease) increase in cash	$(6,052,485)	$10,148,453

Cash used in operating activities

Net cash used in operating activities was $5,197,353 and $4,784,808 for the nine months ended September 30, 2019 and 2018, respectively. The $412,545 increase in net cash used in operating activities in 2019 was due to improvements of internal processes and the hiring of new employees that resulted in a reduced need for certain external professional services.

Cash used in investing activities

Net cash used in investing activities was $855,132 and $39,430 for the nine months ended September 30, 2019 and 2018, respectively. This increase of $815,702 used in investment activities was primarily due to the production of research and development materials as well as slight increases in the purchase of equipment and defense of our intellectual property through patent prosecution in 2019.

Cash provided by financing activities

Net cash provided by financing activities was $0 and $14,972,691 during the nine months ended September 30, 2019 and, 2018, respectively. The $14,972,691 decrease in net cash provided by financing activities was due to the Company not selling stock or issuing debt during the first nine months of 2019.

Item 4. Controls and Procedures. Disclosure Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.*

We have used, and plan to continue to use, the proceeds from our initial public offering and private placement of our securities to advance Oncoprex through clinical development, as well as for other purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Oncoprex. If the FDA requires that we perform additional preclinical studies or clinical trials, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of Oncoprex would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of Oncoprex will not increase.

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

Some of these factors are outside of our control. We expect that our existing cash, and marketable securities will be sufficient to fund our current operations through at least the next three months. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. We believe that our existing capital will not be sufficient to enable us to complete the development and commercialization of Oncoprex. Accordingly, we expect that we will need to raise additional funds in the future.

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

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.*

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to September 30, 2019, we incurred an accumulated deficit of approximately $38 million. We incurred net losses of approximately $8.2 million and approximately $12.4 million for the nine-month period ended September 30, 2019 and the year ended December 31, 2018, respectively.

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

We will need to expand our operations and increase the size of our company, and we may experience difficulties in managing growth.*

As of November 1, 2019, we had seven full-time employees. As we advance our current and potential product candidates through preclinical studies and clinical trials, we will need to increase our product development, scientific and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. Our management, personnel and systems currently in place may not be adequate to support this future growth. If we are unable to successfully manage this growth and increased complexity of operations, our business may be adversely affected.

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

Our inability to comply with the listing requirements of The Nasdaq Capital Market could result in our common stock being delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.*

We are required to meet certain corporate governance and qualitative and financial tests to maintain the listing of our common stock on The Nasdaq Capital Market. On June 30, 2019, we notified The Nasdaq Stock Market that we were not in compliance with Nasdaq Listing Rule 5605(c)(2)(A) which requires that our audit committee be composed of at least three independent members. Under Nasdaq Listing Rule 5605(c)(4), we have until the earlier of our next annual meeting of stockholders or one year from the occurrence of the event that caused the failure to comply with Nasdaq Listing Rule 5605(c)(2)(A); provided, however, that if our next annual meeting of stockholders occurs no later than 180 days following the event that caused the vacancy, we shall instead have 180 days from such event to regain compliance.

In addition, on September 10, 2019, we received a letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Nasdaq letter had no immediate effect on the listing of our common stock on the Nasdaq Capital Market.

In accordance with Nasdaq listing rules, we have been provided an initial period of 180 calendar days, or until March 9, 2020 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days, unless the Staff exercises its discretion to extend such 10-day period, the Staff will provide us written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed. If we do not regain compliance by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify for such additional compliance period, we would have to meet the continued listing requirements of the Nasdaq Capital Market, except for the Minimum Bid Price Requirement, and we would need to provide written notice of our intention to cure the deficiency during the additional compliance period. If we are not eligible for the additional compliance period or it appears to the Staff that we will not be able to cure the deficiency or if the Staff exercises its discretion to not provide such additional compliance period, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearings Panel.

We are evaluating various courses of actions to regain compliance with Nasdaq Listing Rules 5605(c)(2)(A) and  5550(a)(2), and we intend to timely submit to Nasdaq a plan to regain compliance with respect to Nasdaq Listing Rule 5550(a)(2). However, there can be no assurance that our plan will be accepted by Nasdaq or that if it is, we will be able to regain compliance with either Nasdaq Listing Rule 5605(c)(2)(A) or 5550(a)(2).

If we do not regain compliance with the continued listing requirements for The Nasdaq Capital Market within specified periods and subject to permitted extensions (if any), our common stock may be recommended for delisting (subject to any appeal we would file).

If The Nasdaq Capital Market delists our common stock, we could face significant material adverse consequences, including:

•	increased difficulty in buying or selling our common stock;
•	a significant decline in the price of our common stock;
•	a limited availability of market quotations for our securities;
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

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.*

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies and our independent registered public accounting firm may not be able to certify the effectiveness of our internal controls over financial reporting. In either case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal control over financial reporting was, and continues to be, ineffective, and as of the year ended December 31, 2018, identified a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such remediation efforts, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Management performed an annual assessment as of December 31, 2018 of the effectiveness of our internal control over financial reporting for our annual report. Our management concluded that our internal control over financial reporting was, and continues to be, ineffective and as of the year ended December 31, 2018, identified a material weakness in our internal controls due to the lack of segregation of duties. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we have and intend to continue to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. We may continue to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

Deficiencies in our disclosure controls and procedures could result in inaccuracies in our financial statements.*

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.*

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market the market price of our common stock could decline. There were 6,050,098 shares of our common stock outstanding as of November 1, 2019 that are subject to certain resale restrictions under the securities laws. We are unable to predict the effect that sales of these shares may have on the market price of our common stock. In addition, as of November 1, 2019, 11,415,258 shares of common stock that are either subject to outstanding options, reserved for future issuance under our equity incentive plan or subject to outstanding warrants, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements and applicable securities laws, disregarding the ownership blockers relating to the securities under our 2018 private placement. We intend to file with the SEC a registration statement on Form S-8 under the Securities Act covering the shares of common stock reserved for issuance under the 2009 Plan, the 2018 Plan and the ESPP. Shares registered under the S-8 registration statement would be available for sale in the open market following its effective date, subject to Rule 144 volume limitations and the lock-up agreements described above, if applicable. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

At December 31, 2018, the maximum aggregate number of shares of our common stock that could be issued pursuant to stock awards under our 2018 Plan was 6,788,749 shares, consisting of 4,160,000 shares initially reserved for issuance under the 2018 Plan, 554,963 shares previously reserved for issuance under our 2009 Equity Incentive Plan that were added to the 2018 Plan when it was adopted, and a total of 2,628,749 shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan upon cancellation. Additionally, the number of shares of our common stock reserved for issuance under our 2018 Plan automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. On January 1, 2019, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 761,957 shares as a result of this adjustment. Unless our board of directors elects not to increase the number of shares available for future grant under this adjustment mechanism, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the three months ended September 30, 2019, we issued and sold the following unregistered securities (excluding those previously disclosed in a Current Report on Form 8-K):

1)	On July 1 and July 30, we issued an aggregate of 40,000 shares of our common stock to consultants in consideration of services provided by the consultants.

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

As of September 30, 2019, we had used all of the net proceeds received from our initial public offering, primarily in advancing Oncoprex through Phase I/II clinical trials, manufacturing pre-commercial clinical trial and preclinical study materials, conducting IND-enabling activities for Oncoprex and working capital and general corporate purposes. There was no material change in the use of proceeds from our initial public offering from the planned use as described in our final prospectus filed with the SEC on March 29, 2018.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Document.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: November 14, 2019	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial Officer)