Form 10-K
period 2019-12-31
Genprex, Inc.
filed 2020-03-30
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer:	☐	Accelerated filer	☐
Non-accelerated filer:	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 was approximately $30.4 million, computed by reference to the closing price of the registrant’s common stock on June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter) of $1.24 per share, as reported by The Nasdaq Capital Market.

As of March 27, 2020, there were 32,849,841 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2020 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2019.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Any statements in this Annual Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We do not assume any obligation to update forward-looking statements as circumstances change and thus you should not unduly rely on these statements.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•	Market conditions;

•	Our capital position;

•	Our ability to compete with larger better financed pharmaceutical companies;

•	Our uncertainty of developing marketable products;

•	Our ability to develop and commercialize our products;

•	Our ability to obtain regulatory approvals;

•	Our ability and third parties’ ability to maintain and protect intellectual property rights;

•	The inability to raise additional future financing and lack of financial and other resources;

•	The success of our clinical trials through all phases of clinical development;

•	Any delays in regulatory review and approval of product candidates in clinical development;

•	Our dependence on third-party manufacturers to supply or manufacture our products;

•	Our ability to control product development costs;

•	We may not be able to attract and retain key employees;

•	We may not be able to compete effectively;

•	We may not be able enter into new strategic collaborations, licensing or other arrangements;

•	Changes in government regulation affecting product candidates could increase our development costs;

•	Our involvement in patent and other intellectual property litigation could be expensive and could divert management’s attention;

•	The possibility that there will be no market acceptance for our products; and

•	Changes in third-party reimbursement policies could adversely affect potential future sales of any of our products that are approved for marketing.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements, which speak only as of the date of this Annual Report. We assume no obligation and expressly disclaim any duty to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements contained in this Annual Report. All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

Item 1. Business.

Overview

Genprex™ is a clinical stage gene therapy company developing potentially life-changing treatments for cancer and diabetes. Our cancer therapies are based upon our novel proprietary technology platform, including our lead drug candidate, Oncoprex™ immunogene therapy, or Oncoprex, for non-small cell lung cancer (NSCLC). Oncoprex consists of a tumor suppressor gene inserted into a patient’s cells that has immunomodulatory effects and is thereby considered an “immunogene therapy.” The gene is one of a series of genes whose therapeutic use is covered by an exclusive worldwide license from The University of Texas MD Anderson Cancer Center. We also are developing a pre-clinical gene therapy that is covered by an exclusive license from the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh that has the potential to cure type 1 and type 2 diabetes. This potential treatment works by reprogramming beta cells in the pancreas to restore their function, allowing them to replenish insulin levels.

Oncology Platform Technologies

Our oncology platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

With Oncoprex, we are initially targeting NSCLC. According to the World Health Organization, lung cancer is the leading cause of cancer deaths worldwide, causing more deaths than breast, colon, kidney, liver, prostate or skin cancers, and lung cancer is one of the most common types of cancer. Each year, there are more than 2 million new lung cancer cases and 1.7 million deaths from lung cancer worldwide. According to the American Cancer Society’s 2020 report, each year in the United States there are more than 228,000 new cases of lung cancer and more than 135,000 deaths from lung cancer. NSCLC represents 84 percent of all lung cancers and has a 23 percent five-year relative survival rate. However, according to the National Cancer Institute, 57 percent of lung cancer diagnoses are distant, or have metastasized, and the five-year relative survival rate for distant diagnoses is 5 percent. We believe that there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe that Oncoprex may be suitable for a majority of NSCLC patients.

In January, 2020, we received a United States FDA Fast Track Designation for use of Oncoprex™ in combination with EGFR inhibitor osimertinib (AstraZeneca’s Tagrisso®) for the treatment of NSCLC patients with EFGR mutations whose tumors progressed after treatment with osimertinib alone. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with osimertinib before their tumors progress is approximately 18 months.

The FDA may award Fast Track Designation if it determines that a product either alone or in combination with one or more products demonstrates the potential to address unmet medical needs for a serious or life-threatening disease or condition. The Fast Track Designation is intended to facilitate the development of and to expedite the review of products that may treat serious and life-threatening conditions so that such product can reach the market expeditiously.

Fast Track drug candidates must show advantages over available therapies, such as superior effectiveness, avoiding serious side effects, improving diagnosis and outcome, decreasing significant toxicity, and the ability to address public health needs. Fast Track Designation recipients may also be eligible for accelerated approval or rolling review of the recipient’s Biologics License Application (BLA). In addition, Fast Track product candidates could be eligible for priority review if supported by clinical data at the time of BLA submission.

In 2019, preclinical data was presented by MD Anderson collaborators for the combination of TUSC2, the active agent in Oncoprex, with pembrolizumab (Merck’s Keytruda®), demonstrating that TUSC2 combined with the checkpoint blockade mechanism of action of pembrolizumab was more effective than pembrolizumab alone in increasing the survival of mice with human immune cells (humanized mice) that had metastatic lung cancer. Also presented in 2019 by MD Anderson was pre-clinical data for the combination of TUSC2, pembrolizumab and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2, increases the effectiveness of pembrolizumab and chemotherapy, and thus, may improve on first-line standard of care for lung cancer. Further, 2019 saw the publication in Nature by independent researchers that the TUSC2 gene may prevent tumor growth in triple-negative breast cancer (TNBC), a cancer with very limited therapeutic options.

We believe that our platform technologies could allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. Our research and development pipeline, discussed in “Our Pipeline” below, demonstrates our clinical and preclinical progress to date. We believe that Oncoprex’s combination of pan-kinase inhibition, direct induction of apoptosis, anti-cancer immune modulation and complementary action with targeted drugs and immunotherapies is unique, and positions Oncoprex to provide treatment for patients with NSCLC and possibly other cancers, who are not benefitting from currently offered therapies.

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

A subset of NSCLC patients (approximately 7% of NSCLC patients of North American and European descent and approximately 30% to 50% of NSCLC patients of Asian descent) carry an EGFR mutation that makes their tumors sensitive to tyrosine kinase inhibitors (TKIs). However, even for these patients, tumor resistance to TKIs frequently develops within two to three years, resulting in eventual disease progression. EGFR TKIs generally do not benefit NSCLC patients who do not have this activating EGFR mutation. However, our clinical and preclinical data have shown that the combination of Oncoprex and erlotinib can increase anti-tumor activity even in cancers without the EGFR mutations, as well as in cancers that have become resistant to erlotinib. For this reason, we believe Oncoprex may be suitable for the majority of NSCLC patients.

Cancer can spread when cells’ natural cancer suppression functions are impaired. The tumor suppressor gene called Tumor Suppressor Candidate 2, or TUSC2 (which was formerly known as FUS1) has been shown to affect both cell proliferation and apoptosis. TUSC2 is a pan-kinase inhibitor, which means that it has the ability to inhibit multiple kinase receptors, such as EGFR and platelet-derived growth factor receptor, or PDGFR. TUSC2 is frequently inactivated early in the development of lung cancer, and loss of TUSC2 expression in NSCLC is associated with significantly worse overall survival compared to patients with normal TUSC2 expression. Many types of cancer cells, including approximately 80% of NSCLC cells, lack expression of TUSC2.

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

Our Oncoprex immunogene therapy is designed to interrupt cell signaling pathways that cause replication and proliferation of cancer cells, and to target and kill cancer cells via receptor pathways, and also to stimulate the natural immune responses against cancer. Oncoprex combines features of gene therapy and immunotherapy in that it up-regulates TUSC2 expression in the cell, and also increases the anti-tumor immune cell population and down-regulates PD-L1 receptors, thereby potentially boosting the immune response to cancer.

Oncoprex consists of a TUSC2 gene encapsulated in a nanovesicle made from lipid molecules with a positive electrical charge. Oncoprex is injected intravenously and can specifically target cancer cells, which generally have a negative electrical charge. Once Oncoprex is taken up into a cancer cell, the TUSC2 gene is expressed into a protein that is capable of restoring certain defective functions arising in the cancer cell. Oncoprex nanovesicles are designed to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Tumor biopsy studies conducted at MD Anderson show that, in three patients, the uptake of TUSC2 in tumor cells after Oncoprex treatment was 10 to 25 times the uptake in normal cells. We believe that Oncoprex, unlike other gene therapies, which either need to be delivered directly into tumors or require cells to be removed from the body, re-engineered and then reinserted into the body, is the first systemic gene therapy to be used for cancer in humans.

Clinical data from the evaluation of 25 patients in our Phase I/II clinical trial, as well as our preclinical data, indicate that Oncoprex can be combined with the widely used anti-cancer drug erlotinib (marketed as Tarceva® by Genentech, Inc.) in humans. Erlotinib is a tyrosine kinase inhibitor, or TKI, which uses a mechanism of action similar to that of pan-kinase inhibitors to block the action of tyrosine kinases. Tyrosine kinases are a type of kinase involved in many cell functions, including cell signaling, growth and division. In addition, MD Anderson researchers have conducted preclinical studies combining Oncoprex with:

•	the TKI gefitinib (marketed as Iressa® by AstraZeneca Pharmaceuticals) in animals and in human NSCLC cells;

•	third generation TKIs such as osimertinib (marketed as Tagrisso® by AstraZeneca Pharmaceuticals);

•	MK2206 in animals (MK2206 is an inhibitor of AKT kinases, which affect cell signaling pathways downstream from tyrosine kinases);

•	an anti-PD-1 antibody equivalent to the checkpoint inhibitor pembrolizumab (marketed as Keytruda® by Merck & Co.) in animals;

•	an anti-PD-1 antibody equivalent to the checkpoint inhibitor nivolumab (marketed as Opdivo® by Bristol-Myers Squibb Company) in animals; and

•	an anti-CTLA4 antibody equivalent to ipilimumab (marketed as Yervoy® by Bristol-Myers Squibb Company) in animals.

The manufacturers of the marketed drugs were not involved in any of our clinical or preclinical studies. In studies involving marketed drugs, the drugs were administered concurrently with Oncoprex without being modified in any way, and the antibodies used in our preclinical studies that did not use the marketed drugs were the non-humanized equivalent to marketed drugs.

Data from these clinical and preclinical studies indicate that combining Oncoprex with these other therapies yields results more favorable than either these therapies or Oncoprex alone, with minimal side effects relative to other lung cancer drugs, thereby potentially making Oncoprex a therapy complementary to these cancer treatments. In addition, based on our clinical and preclinical studies and on preclinical studies conducted by others, we believe that Oncoprex could be combined with other lung cancer drugs that have similar mechanisms of action to the drugs mentioned above, such as nivolumab (marketed as Opdivo® by Bristol-Myers Squibb Company) and atezolizumab (marketed as Tecentriq® by Genentech/Roche). We have not conducted preclinical or clinical studies combining Oncoprex with atezolizumab.

Researchers at MD Anderson have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, that may act as tumor suppressors or have other cancer fighting functions. We hold rights to certain of these genes under license agreements with MD Anderson. Data from preclinical studies performed by MD Anderson researchers and others suggest that product candidates that could be derived from our technology platform could be effective against other types of cancer, including glioblastoma, head and neck, breast (including triple-negative breast cancer), renal cell (kidney), thyroid, and soft tissue sarcoma, as well as NSCLC. Therefore, our platform technologies may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

In 2012, MD Anderson researchers completed a Phase I clinical trial of Oncoprex as a monotherapy. The primary objective of this Phase I trial was to assess the toxicity of Oncoprex administered intravenously and to determine the maximum tolerated dose (MTD) and recommended Phase II dose of Oncoprex alone. Secondary objectives were to assess the expression of TUSC2 following intravenous delivery of Oncoprex in tumor biopsies and also to assess the anticancer activity of Oncoprex. This trial demonstrated that Oncoprex was well tolerated and established the MTD and the therapeutic dosage for Oncoprex at 0.06 mg/kg administered every 21 days. Although this trial was not designed to show changes in outcomes, a halt in cancer growth was observed in a number of patients, and tumor regressions occurred in primary lung tumors and metastatic cancers in the liver, pancreas, and lymph nodes. In addition, pre- and post-treatment patient biopsies demonstrated that intravenous Oncoprex selectively and preferentially targeted patients’ cancer cells, and suggested that clinical anti-cancer activity was mediated by TUSC2.

MD Anderson researchers have completed the first phase of a Phase I/II clinical trial of Oncoprex in combination with erlotinib in patients with Stage IV (metastatic) or recurrent NSCLC that is not potentially curable by radiotherapy or surgery, whether or not they have received prior chemotherapy, and whether or not they have an activating EGFR mutation. The Phase I portion of the trial was a dose-escalating study with primary endpoints of establishing the safety and tolerability of the combination of Oncoprex and erlotinib, and establishing the MTD. The secondary endpoint of the Phase I portion of the trial was to assess the toxicity of the combination of Oncoprex with erlotinib. In the Phase I portion of the trial, which began in 2014, 18 subjects were treated, and the MTD was determined to be the highest tested dose: 0.06 mg/kg of Oncoprex administered every 21 days and 150 mg of erlotinib per day. Toxicities were found to compare favorably with those of other lung cancer drugs.

The Phase II portion of the trial was designed to include subjects treated with the combination of Oncoprex and erlotinib at the MTD with the primary goal of measuring the response rate, and secondary endpoints of stable disease, time to progression and overall survival. The response rate for cancer therapies is defined under the Response Evaluation Criteria in Solid Tumors, or RECIST, as Complete Response (CR) + Partial Response (PR); disease control rate is defined under the RECIST criteria as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD)>8weeks.

Enrollment criteria for the second phase of the Phase I/II clinical trial were identical to those in the first phase. The Phase II portion of the trial began in June 2015. Of the 39 patients allowed in the protocol for the Phase II portion of this trial, ten were enrolled and nine were evaluable for response under the trial protocol, because they received two or more cycles of treatment. Interim results show that four of the patients had tumor regression and one patient had a Complete Response (CR) under the RECIST criteria. The patient with the CR had disappearance of the lung primary tumor, as well as lung, liver, and lymph node metastases. The median response duration for all patients, which is defined as the median time between when response is first noted to the time when cancer progression is observed, was three months. The response rate for the nine patients evaluated was 11% and the disease control rate for the nine patients was 78%.

The response rate and disease control rate in the Phase II portion of our Phase I/II clinical trial substantially exceeds the response rate of 7% (with no CRs) and disease control rate of 58% reported for a clinical trial of the TKI afatinib (marketed as Gilotrif® by Boehringer Ingelheim Pharmaceuticals, Inc.) in a study referred to as the LUX-Lung 1 clinical trial. A total of 585 patients were enrolled in that Phase IIB/III clinical trial, whose primary endpoint was overall survival and whose secondary endpoints were progression-free survival, RECIST response, quality of life and safety. The LUX-Lung 1 clinical trial was a randomized, double blinded Phase IIB/III clinical trial treating subjects with Stage IIIB or IV adenocarcinoma, a type of NSCLC. The Phase II portion of our Phase I/II trial was not blinded, and was designed to treat NSCLC subjects regardless of EGFR status.

Preliminary analysis of the interim data from the Phase II portion of our Phase I/II trial supported our belief that Oncoprex may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need, and may provide pathways for accelerated approval by the FDA. Data from our clinical trials, along with our preclinical data, provided the basis for our application for a Fast Track Designation, which was granted by FDA on January 14, 2020. In granting our Fast Track Designation, the FDA found that Oncoprex may provide a benefit over existing therapies for patients whose tumors progress on osimertinib. The FDA Fast Track Designation is for use of the combination of Oncoprex with osimertinib in patients whose tumors progressed on osimertinb.  Our original Phase I/II trial was designed to treat patients with Oncoprex combined with erlotinib rather than with osimertinib. We believe that the Fast Track Designation provides a defined pathway toward FDA approval of the combination of  Oncoprex with osimertinib, thus we decided to allocate our resources toward a new Phase I/II clinical trial of Oncoprex combined with osimertinib, and we will not enroll additional patients in our Phase I/II clinical trial of Oncoprex combined with erlotinib at this time. Instead we plan to open a new Phase I/II clinical trial of Oncoprex combined with osimertinib.

Our Oncoprex immunogene therapy technology was discovered through a lung cancer research consortium from MD Anderson and The University of Texas Southwestern Medical Center (UTSWMC) along with the NCI. The TUSC2 discovery teams included Jack A. Roth, MD, FACS, chairman of our Scientific and Medical Advisory Board. We have assembled a team of experts in clinical and translational research, including laboratory scientists, medical oncologists and biostatisticians, to pursue the development and commercialization of Oncoprex and other potential product candidates.

Our technology discoveries and research and development programs have been the subjects of numerous peer-reviewed publications and have been supported by Small Business Innovation Research (SBIR) grants and grants from the National Institutes of Health, the United States Department of Treasury, and the State of Texas. We hold a worldwide, exclusive license from MD Anderson to patents covering the therapeutic use of TUSC2 and other genes that have been shown to have cancer fighting properties, as well as a number of related technologies, including 33 issued patents. The rights we have obtained pursuant to our license agreement with MD Anderson are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government.

Diabetes Gene Therapy

Diabetes is a chronic, metabolic disease characterized by elevated levels of blood glucose (or blood sugar), which leads over time to serious damage to the heart, blood vessels, eyes, kidneys and nerves. The most common is type 2 diabetes, usually in adults, which occurs when the body becomes resistant to insulin or doesn't make enough insulin. In the past three decades the prevalence of type 2 diabetes has risen dramatically. Type 1 diabetes, once known as juvenile diabetes or insulin-dependent diabetes, is a chronic condition in which the pancreas produces little or no insulin by itself. According to the World Health Organization, about 422 million people worldwide have diabetes and 1.6 million deaths are directly attributed to diabetes each year. Both the number of cases and the prevalence of diabetes have been steadily increasing over the past few decades.

Our diabetes gene therapy was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh.  It works by reprogramming beta cells in the pancreas to restore their function, thereby replenishing levels of insulin. The infusion process uses an endoscope and an adeno-associated virus (AAV) vector to deliver Pdx1 and MafA genes to the pancreas. The proteins these genes express have been shown to transform alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

The diabetes gene therapy has been tested in vivo in mice and nonhuman primates. In studies of diabetic mice, the gene therapy approach restored normal blood glucose levels for an extended period of time, typically around four months. According to Dr. Gittes, the duration of restored blood glucose levels in mice could translate to decades in humans. If successful, this gene therapy could eliminate the need for insulin replacement therapy for diabetic patients.

Recent Developments

License Agreement with University of Pittsburgh

On February 11, 2020, we signed an exclusive license agreement with the University of Pittsburgh - Of the Commonwealth System of Higher Education for a potentially curative gene therapy for diabetes. The diabetes gene therapy candidate has the potential to treat Type 1 and Type 2 diabetes, which, according to the Centers for Disease Control’s 2020 National Diabetes Statistics Report, together currently affect approximately 34.2 million people in the U.S., or 10.5% of the population.

Financings

On February 19, 2020, we sold an aggregate of 5,000,000 shares of our common stock for a purchase price of $3.50 per share in a registered direct offering. We received net proceeds of approximately $16.0 million after deducting estimated offering expenses.

 On January 23, 2020, we sold an aggregate of 7,620,000 shares of our common stock for a purchase price of $1.05 per share in a registered direct offering. We received net proceeds of approximately $7.2 million after deducting estimated offering expenses.

On January 16, 2020, we sold an aggregate of 961,000 shares of our common stock for a purchase price of $0.24 per share in a registered direct offering. We received net proceeds of approximately $200,000 after deducting estimated offering expenses.

Appointments of Officers and Directors

On March 12, 2020, we appointed Catherine M. Vaczy, as Executive Vice President and Chief Strategy Officer, and Michael T. Redman, as Executive Vice President and Chief Operating Officer. In addition, the executive officer title of Julien L. Pham, MD, MPH, has been changed to President and Chief Scientific Officer.

On March 18, 2020, the board of directors of the Company appointed three independent directors to fill vacancies on the board. Brent Longnecker was appointed as a Class I director and will serve until the 2021 annual meeting of stockholders, Will R. Wilson Jr. was appointed as a Class II director and will serve until the 2022 annual meeting of stockholders, and Jose Antonio Moreno Toscano was appointed as a Class III director and will serve until the 2020 annual meeting of stockholders. In addition, each of Messrs. Longnecker, Toscano and Wilson were appointed to serve as members of the audit committee, compensation committee, and nominating and corporate governance committee, of the board.

Our Pipeline

Our technologies are designed to administer disease-fighting genes to provide new treatment options for large patient populations with cancer and diabetes who currently have limited treatment options. We are developing our lead product candidate to be administered with targeted therapies and with immunotherapies for NSCLC. We have conducted a Phase I/II targeted therapy clinical trial evaluating Oncoprex in combination with EGFR inhibitor erlotinib. We have conducted preclinical research evaluating Oncoprex in combination with EGFR inhibitor osimertinib as well as Oncoprex in combination with checkpoint inhibitor pembrolizumab. We continue to conduct preclinical research to explore how Oncoprex may be administered with targeted therapies and immunotherapies in other solid tumors. Additionally, we are researching how other tumor suppressor genes can be applied using our unique, nanoparticle delivery platform. We also are developing our pre-clinical diabetes candidate. Our research and development pipeline is shown below:

Our Strategy

We intend to develop and commercialize treatments for cancer based on our proprietary gene therapy platform, alone or in combination with other cancer therapies. We also intend to develop and commercialize our licensed gene therapy for diabetes. Key elements of our strategy include:

•

Conduct Clinical Trials with Oncoprex for Cancer. We plan to conduct clinical trials of Oncoprex immunogene therapy in combination with EGFR TKIs, such as osimertinib, and/or in combination with immunotherapies, such as pembrolizumab, for treatment of NSCLC, while exploring pathways to accelerated FDA approval of these combinations in NSCLC patients. We also may pursue clinical trials using multi-drug combinations of Oncoprex with additional targeted therapies and immunotherapies. Osimertinib is now considered a new standard of care in the United States for NSCLC patients with an EGFR mutation. Given this and receipt of FDA’s Fast Track Designation for use of Oncoprex combined with osimertinib in patients whose tumors progress on osimertinib, we have decided to prioritize this drug combination and patient population. Therefore, we plan to initiate a Phase I/II clinical trial of Oncoprex combined with osimertinib in late 2020 or early 2021 and do not intend to reopen enrollment in the current Phase I/II trial using the combination of Oncoprex and erlotinib at this time.

•

Investigate the Effectiveness of Oncoprex in Other Cancers We may also explore the combination of Oncoprex and other therapies in other cancers such as soft tissue, kidney, head and neck, thyroid, and/or breast cancer. We may also pursue development of additional proprietary cancer-fighting genes, alone or in combination with EGFR TKIs such as erlotinib or osimertinib and/or with immunotherapies.

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

•

Acquire Additional Technologies. We are investigating other technologies for possible acquisition, and plan to add additional technologies to our pipeline should we have the opportunity to do so on acceptable financial terms.

Current Treatment of Cancer

Chemotherapy is the standard treatment for the majority of NSCLC patients, as it is for many other cancer patients. Because it is a systemic, rather than a targeted, approach to treating cancer, chemotherapy also kills healthy cells and has a number of other side effects.

A subset of NSCLC patients carry one or both of two EGFR mutations, referred to as exon 19 deletion and exon 21 substitution, which make their tumors sensitive to TKIs. Because EGFR is frequently overexpressed in lung tumors, it has become a favored therapeutic target for pharmaceutical companies. Several pharmacological and biological approaches, including TKIs, have been developed specifically to block activated EGFR for cancer therapy. The class of drugs functioning as protein kinase inhibitors (KIs) comprises the majority of targeted therapies for lung cancer, accounting for most sales and use. Of the KIs, the TKI drugs are the most common, with drugs targeting EGFR kinases ("EGFR TKIs") leading the sector growth. Several EGFR TKI therapies are marketed commercially including osimertinib, erlotinib, gefitinib, and afatinib.

Approximately 7% of NSCLC patients of North American and European descent and approximately 30% to 50% of NSCLC patients of Asian descent have the activating EGFR mutations. This means that the majority of NSCLC patients do not have activating EGFR mutations and are therefore “EGFR negative” and not optimal candidates for EGFR TKIs.

However, while EGFR TKIs are most effective in patients who have an activating EGFR mutation and are therefore described as “EGFR positive,” they are significantly less effective in overall NSCLC populations and are generally not effective in patients without an activating EGFR mutation.

In addition, even among those patients who are EGFR positive and benefit from EGFR TKI therapy, nearly all eventually become resistant to and ultimately no longer respond to TKI therapy, resulting in eventual disease progression. For example, according to the FLAURA study, sponsored by AstraZeneca, the median time to tumor progression for lung cancer patients on osimertinib is approximately 18 months. Furthermore, clinical trials have shown that combining EGFR TKIs with conventional chemotherapy does not increase survival for lung cancer patients.

Our clinical and preclinical data indicate that the combination of our lead product candidate, Oncoprex, with EGFR TKIs, may increase anti-tumor activity in cancers with or without the EGFR mutations and in cancers that have become resistant to EGFR TKI therapy, thus expanding the number of patients who could benefit from those drugs.

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

In addition to its pro-apoptotic cytotoxicity and tyrosine kinase inhibitory activity, TUSC2 enhances the immune response to cancer. Data from preclinical studies at MD Anderson have shown a therapeutic benefit from the combination of TUSC2 and anti-PD-1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, natural killer (NK) cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 receptors on the surface of cancer cells.

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

Modulation by TUSC2 of the Immune Response to Cancer

The Genprex Oncology Platform and Oncoprex

We are developing a novel approach to cancer treatment, based on our immunogene therapy platform, which is designed to deliver any of a number of cancer fighting tumor-suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. Our platform consists of anti-cancer genes encapsulated in nanovesicles that can be delivered intravenously.

Our lead product candidate, Oncoprex, is the TUSC2 gene, as the active anti-cancer agent, encapsulated into nanovesicles made from fat molecules with a positive electrical charge formulated for intravenous administration. In our clinical trials to date Oncoprex was injected intravenously approximately every 21 days for as long as the patient continued to benefit, which is defined as tumor size stabilization or shrinkage.

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

Our cancer gene therapy platform and its delivery system are highly targeted. While the TUSC2 gene induces apoptosis in cancer cells which have low or absent TUSC2 expression, TUSC2 delivered by nanovesicles to normal cells is not toxic. Moreover, the nanovesicles are taken up by tumor cells after Oncoprex treatment at 10 to 25 times the rate at which they are taken up by normal cells, because of selective endocytosis, or enveloping by the cell, of the nanovesicle lipid formulation and the enhanced permeability and retention, or EPR, characteristics of tumor vasculature, without the need for external ligands, or binding molecules. Pre- and posttreatment biopsies following intravenous injection of Oncoprex in a Phase I clinical trial showed robust TUSC2 protein expression in cancer cells at both primary and metastatic tumor sites.

Our preclinical and clinical data indicate that Oncoprex is well tolerated and may be effective alone or in combination with targeted small molecule therapies, thereby facilitating the action of both drugs, allowing use in expanded populations of patients who may benefit from advanced therapy regimens.

Data have shown that when Oncoprex is combined with EGFR TKI therapy, such as erlotinib, in EGFR mutated resistant cancers, the combination therapy overcomes intrinsic and acquired therapeutic resistance by simultaneously inactivating the EGFR and the AKT signaling pathways to restore apoptotic signaling. Overcoming EGFR resistance in a clinical setting could provide a path for approval of Oncoprex for patients who do not have an activating EGFR mutation (90% of patients of American and European descent and 50% to 70% of those of Asian descent) and/or for patients who have an activating EGFR mutation but who have become resistant to EGFR TKIs.

Clinical and preclinical data indicate that Oncoprex, when combined with EGFR TKIs such as osimertinib, erlotinib, and gefitinib, provides a synergistic effect that could also benefit the larger population of NSCLC patients who are EGFR negative (which means they are not expected to benefit from EGFR TKI drugs alone). Further, our data show that Oncoprex may re-sensitize EGFR positive patients who become resistant to, and therefore no longer benefit from, EGFR TKIs alone. Thus, Oncoprex may both significantly expand the benefit of EGFR TKIs to the majority of patients (90% of those of American and European descent and 50% to 70% of those of Asian descent) who do not have EGFR activating mutations and would therefore not otherwise be expected to benefit from EGFR TKI drugs, and also extend the usefulness and benefit of EGFR TKIs for the population of NSCLC patients who are EGFR positive, but whose tumors progress on EGFR TKIs. Our FDA Fast Track Designation was granted specifically for treatment of patients whose tumors progress after receiving the EGFR TKI drug osimertinib.

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

Oncology Delivery System

Our immunogene therapy platform consists of anti-cancer genes encapsulated in nanovesicles delivered intravenously. The Oncoprex TUSC2 gene is encapsulated in a positively charged nanovesicle that binds to actively replicating (and therefore negatively charged) cancer cells, and then enters the cancer cell through selective endocytosis. These nanoscale vesicles differ significantly from liposomes historically used for drug delivery in that they are true particles encapsulating the therapeutic payload within a bilamellar lipid coat. Our collaborators at MD Anderson have optimized the characteristics of lipids including N-(1-(2,3-Dioleoyloxy)propyl)-N,N,N-trimethylammonium methyl sulfate, or DOTAP:cholesterol and a DNA plasmid expressing the TUSC2 tumor suppressor gene which form a spherical particle with a hollow center, nanoscale in size, which encapsulates the TUSC2 gene for delivery as Oncoprex.

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

Oncology Platform Technologies

We hold an exclusive worldwide license to patents covering the therapeutic use of a series of genes in the 3p21.3 region of the human chromosome, including TUSC2, that have been shown in preclinical and clinical research to have cancer fighting properties. While we are initially targeting NSCLC, data from preclinical studies conducted by MD Anderson researchers and others indicate that product candidates derived from our immunogene therapy platform may also be effective with respect to other types of cancer, including soft tissue, kidney, head and neck, thyroid, and breast cancer. Preclinical and clinical data also indicate that our current and potential product candidates are complementary to other successful cancer drugs. Therefore, our platform technologies may allow delivery of any of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. In addition, we are investigating biomarkers to predict response and additional immunotherapies to combine with Oncoprex.

Preclinical and Clinical Development, Rationale and Strategy

Phase I Monotherapy Clinical Trial

In 2012, MD Anderson researchers completed a Phase I clinical trial of Oncoprex as a monotherapy. The primary objective of this Phase I trial was to assess the toxicity of Oncoprex administered intravenously and to determine the MTD and recommended Phase II dose, of Oncoprex alone. Secondary objectives were to assess the expression of TUSC2 following intravenous delivery of Oncoprex in tumor biopsies and also to assess the anti-cancer activity of Oncoprex, although the study was not designed to show changes in outcomes. This trial demonstrated that Oncoprex was well tolerated and established the MTD and the therapeutic dosage for Oncoprex at 0.06 mg/kg administered every 21 days. Although this trial was not designed to show changes in outcomes, a halt in cancer growth was observed in some patients. Tumor regressions occurred in primary lung tumors and metastatic cancers in the liver, pancreas, and lymph nodes. In addition, pre- and posttreatment patient biopsies demonstrated that intravenous Oncoprex selectively and preferentially targeted patients’ cancer cells, and suggested that clinical anti-cancer activity was mediated by TUSC2.

In the Phase I Monotherapy Trial, Oncoprex was injected intravenously in stage IV (metastatic) lung cancer patients who had received traditional platinum combination chemotherapy but still showed tumor progression at the time of entry into the study. Oncoprex was manufactured in Good Manufacturing Process (GMP) facilities to meet specifications of size, appearance, and transfection efficiency. During the trial, manufacturing was transferred from Baylor College of Medicine to MD Anderson, thus confirming reproducibility of the manufacturing process. Subjects received escalating doses ranging from 0.01 mg/kg to 0.09 mg/kg at three-week intervals for a maximum of six cycles of a dose every three weeks. Fever is a common reaction to intravenous drug administration; accordingly, dexamethasone, a steroid, and diphenhydramine, an antihistamine, were administered as a standard treatment to prevent fever and eliminated the only clinically significant toxicity of fever.

In the Phase I Monotherapy Trial, 31 subjects were treated at six dose levels ranging from 0.01 to 0.09 mg/kg. Seventy percent of subjects had received two or more prior chemotherapy regimens. Among four subjects treated without the fever-reducing premedications, all four subjects developed grade 2 or higher fevers within 24 hours of treatment. Among the 27 subjects premedicated with the fever-reducing premedications, the highest fever was grade 2, which occurred in two subjects. The only serious adverse events, defined as grade 3, 4 or 5 events under the Common Terminology Criteria for Adverse Events published by the U.S. Department of Health and Human Services, were grade 3 fever (experienced by three patients) and grade 3 hypotension (experienced by 1 patient). The only dose-limiting toxicities were two episodes of transient grade 3 hypophosphatemia (abnormally low levels of phosphate in the blood) resulting in an MTD of 0.06 mg/kg. Twenty-three subjects received two or more doses, of whom five subjects, or 22% of the 23 subjects, achieved disease control for periods ranging from 2.6 months to 10.8 months. The median disease control period for these subjects was 5.0 months (95% CI: 2.0-7.6), while the other 18 subjects’ cancer progressed during the Phase I Monotherapy Trial. Disease control for cancer therapies is defined under the RECIST as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD)>8weeks). Median survival for all subjects in the Phase I Monotherapy Trial was 8.3 months (95% CI 6.0-10.5 months) and mean survival time was 13.2 months (95%CI 8.9-7.5 months) with a range of two to 23+ months.

Two subjects had reductions in primary tumor size of 14% and 26%. One subject with stable disease, a 54-year-old female with a large cell neuroendocrine carcinoma who received 12 cycles of Oncoprex therapy, had evidence of a durable metabolic response, which is a lasting reduction of metabolic activity in the tumor, as shown by positron emission tomography (PET) imaging. The response was documented with PET scans performed after the second, fourth and sixth doses, all showing decreased metabolic activity in the tumor with no changes in size or number of metastases by computed tomography (CT) imaging. The illustration below is of the PET scan of this subject performed after the fourth dose. This subject had received six prior chemotherapy regimens. Prior to entry in the Phase I Monotherapy Trial, two hepatic metastases were progressing on gemcitabine. The subject also had a metastasis in the head of the pancreas and a peripancreatic lymph node, shown by the arrows in the illustration below. Illustration A shows the pretreatment PET scan. The dose of Fluorodeoxyglucose (18F) was 8.8mCi. Illustration B shows the post treatment PET scan performed 20 days following the fourth dose of Oncoprex. The dose of Fluorodeoxyglucose (18F) was 9.0mCi. All scans were performed within a 60 to 90 minute window after injection.

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

In addition, an in situ proximity ligation assay (PLA) performed on paired biopsies from three subjects, demonstrated no TUSC2 protein staining in pre-treatment tissues compared with intense TUSC2 protein staining in post-treatment tissues. For the PLA, anti-TUSC2 polyclonal antibodies were developed to detect the presence of TUSC2. Pre-treatment and post-treatment biopsies were obtained from three patients. The top panel for each patient in the illustration below represents the pre-treatment biopsy “controls” with DAPI, a type of blue stain. The bottom panel for each patient are post-treatment biopsies, and represent overlays of blue DAPI staining and red anti-TUSC2 antibody staining. The blue stains in the top panels indicate the absence of TUSC2 in the pre-treatment biopsies, and the red and purple (red overlaying blue) stains in the bottom panels indicate the presence of TUSC2 in robust quantities in the post-treatment biopsies, showing that TUSC2 was successfully introduced into the tumors in the Phase I Monotherapy Trial.

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

Based on the positive results from the Phase I Monotherapy Trial and preclinical data from studies of the combination of Oncoprex plus EGFR TKI drugs, we proceeded to evaluate Oncoprex as a lung cancer therapeutic to be used in combination with the EGFR TKI erlotinib in a Phase I/II Combination Therapy Trial.

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

Phase I/II Combination Clinical Trial: TUSC2 Nanovesicles with Erlotinib

Phase I- Combination Trial

The Phase I Monotherapy Trial showed that Oncoprex is well tolerated, that high levels of TUSC2 expression are detected in the tumor post-treatment, and that there is evidence of tumor growth suppression. Based on the positive results from the Phase I Monotherapy Trial and substantial preclinical evidence that Oncoprex is complementary with EGFR TKIs, we obtained permission from FDA to begin a new Phase I/II trial (Phase I/II Combination Trial) at MD Anderson combining Oncoprex with erlotinib in patients with Stage IV (metastatic) or recurrent NSCLC that is not potentially curable by radiotherapy or surgery, whether or not they have received prior chemotherapy, and whether or not they have an activating EGFR mutation. Enrollment in the Phase I portion of the Phase I/II Combination Trial, referred to as the Phase I Combination Trial, commenced in 2014 at MD Anderson with Dr. Charles Lu as the Principal Investigator.

In the Phase I Combination Trial, 18 subjects were treated with the following dose levels:

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

Four patients in the Phase I portion of the Combination Trial had stable disease ranging from 12 weeks to 36 weeks. The following observations from our preclinical studies and from the Phase I Combination Trial provided the rationale for proceeding with the Phase II Combination Trial combining Oncoprex with erlotinib:

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

Phase II Combination Trial

The Phase II Combination Trial is designed to include subjects treated with the combination of Oncoprex and erlotinib at the MTD with the primary goal of measuring the response rate, and secondary endpoints of stable disease, time to progression and overall survival. The response rate for cancer therapies is defined under the RECIST as Complete Response (CR) + Partial Response (PR); disease control rate is defined under the RECIST criteria as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD) > 8 weeks.

Enrollment criteria for the second phase of the Phase I/II clinical trial are identical to those in the first phase. The first subject enrolled in the Phase II portion of the study began erlotinib on Day 8, and subsequently every other enrolled subject began erlotinib on Day 8. The rationale for delaying erlotinib was to allow exploratory analyses of potential differential effects of Oncoprex nanoparticles alone and in combination with erlotinib on downstream pathway activation and potential biomarkers of erlotinib resistance. In the Phase II Combination Trial, subjects received three-week cycles of Oncoprex in combination with erlotinib until the occurrence of progressive disease (PD), unacceptable toxicity, withdrawal of consent, or study treatment discontinuation for other reasons, whichever occured first.

Of the 39 patients allowed in the protocol for the Phase II portion of the trial, 10 were enrolled (three of whom were also subjects of the Phase I Combination Trial) and nine were evaluable for response under the trial protocol, because they received 2 or more cycles of treatment. None of the 10 subjects treated in the Phase II portion of the Phase I/II trial suffered a Dose Limiting Toxicity. Interim results show that four of the patients had tumor regression and one patient had a CR under the RECIST criteria. The median response duration for all patients, which is defined as the median time between when response is first noted to the time when cancer progression is observed, was three months. The response rate for the nine patients evaluated to date was 11% and the disease control rate for the nine patients was 78%.

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

Based on preclinical data and the data from our Phase I monotherapy trial and our Phase I/II combination trial described above, as well as additional preclinical data from experiments combining Oncoprex with osimertinib against NSCLC we applied for a Fast Track Designation from the United States FDA.  In January, 2020, we received a United States FDA Fast Track Designation for use of Oncoprex™ in combination with EGFR inhibitor osimertinib (AstraZeneca’s Tagrisso®) for the treatment of NSCLC patients with EFGR mutations that progressed after treatment with osimertinib alone. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with osimertinib before their tumors progress is approximately 18 months.

We believe that the Fast Track Designation provides a defined pathway toward FDA approval of the combination of  Oncoprex with osimertinib, and therefore we have decided to allocate our resources toward a new Phase I/II clinical trial of Oncoprex combined with osimertinib, and will not enroll additional patients in our Phase I/II clinical trial of Oncoprex combined with erlotinib at this time. Instead we plan to open a new Phase I/II clinical trial of Oncoprex combined with osimertinib.

We plan to open enrollment in this new Phase I/II clinical trial at multiple clinical trial sites in the United States and possibly in other countries. Opening the sites will require contracting with each site and approval of the IRB of each site where the trial is conducted. Any estimate of the duration of the trial would also be subject to substantial uncertainty, because treatment generally continues under the clinical trial protocol until the patient dies, experiences a serious adverse event or withdraws from the trial, or until cancer progresses. Even after completion of treatment, patients continued to be monitored. We intend to use a portion of our available funds to open clinical trial sites.

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

12-Preclinical Study Showing Effect of TUSC2 Anti-PD1 Combo on T Lymphocytes

Preclinical Study Showing the Effect of the TUSC2 and Anti-PD1 Combination on T Lymphocytes

The population of NK cells, cytotoxic lymphocytes critical to innate immune function, was assessed in peripheral blood mononuclear cells (PBMCs) in tumor bearing mice treated with anti-PD1, TUSC2 alone and the combination. As shown in the graph below, the NK cell population increased strongly in the TUSC2 alone and TUSC2+PD1 groups which correlated with tumor regression. Anti-PD1 alone had no effect on NK cell proliferation.

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

Preclinical Study Showing NPRL2 Sensitizes Human NSCLC Cells to Cisplatin Treatment by Regulating Key Components in the DNA Repair Pathway

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

Process Development and Manufacturing

We do not currently have nor do we plan to build the internal infrastructure or capability to manufacture Oncoprex or any future product candidates for use in the conduct of our clinical trials or for commercial supply. We currently rely on third-party contract manufacturers to manufacture clinical supplies of Oncoprex.

We are currently transferring the manufacturing process originally developed by MD Anderson to commercial contract manufacturers to facilitate large, multi-center clinical trials.

Oncoprex is an immunogene therapy consisting of a DNA plasmid in nanovesicles, or lipid nanoparticles (LNPs), to restore a gene (TUSC2) deficient in certain cancers, including NSCLC.

The production of Oncoprex is a multi-step process that first involves the growth of bacteria (also known as fermentation), the inducement of production of the DNA plasmid (TUSC2) by the bacteria, and removal of impurities and process residuals. The purified plasmid is solubilized in water and then filled into vials for storage. The vials are kept refrigerated until use. Furthermore, lipids are then combined to form lipid nanoparticles (LNPs), which are dried into a thin film, hydrated, filled into vials and stored under refrigeration until use. The DNA plasmid is then transfected into the LNPs to produce the drug product, which is a liquid suspension filled into small vials.

MD Anderson tested the shelf life of the final DOTAP:cholesterol formulation. A shelf life of at least one year was established by MD Anderson. We currently plan to conduct shelf life studies with other vendors.

To treat cancer patients, we currently believe Oncoprex will be an intravenous (IV) infusion every three weeks during the treatment period. Various contract manufacturers currently perform the manufacturing steps, including the production of the DNA plasmid and liposomes, DNA transfection and vial filling.

Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s GMP regulations. GMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with governmental authorities, such as the FDA and/or Health Canada, and certain state agencies, and are subject to periodic unannounced inspections by the governmental authorities and certain state agencies for compliance with GMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance.

Facilities used by contract manufacturers and their subcontractors must be approved by the respective governmental agencies after we submit a request for marketing approval for Oncoprex. We do not control the manufacturing process and are completely dependent on contract manufacturers for compliance with the applicable regulatory requirements for the manufacture of Oncoprex. If a contract manufacturer cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they will not be able to secure the applicable approval for their manufacturing facilities. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays in obtaining approval for the applicable product candidate as well as substantial additional expense.

In addition, contract manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with GMPs and similar regulatory requirements. Failure to comply with applicable GMPs or other regulatory requirements could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our Oncoprex and have a material adverse impact on our business, financial condition and results of operations.

Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved marketing authorization, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA (or other governmental agency) approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further governmental review and approval.

In the event we develop or acquire additional product candidates, we expect to make similar arrangements with other third-party contract manufacturers for such product candidates.

Oncology Intellectual Property

We hold a worldwide, exclusive license to including 33 issued patents for technologies developed at MD Anderson and UTSWMC. These patents comprise various therapeutic, diagnostic, technical and processing claims.

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

7/10/2021, except for the issued US patents, which expire on 5/15/2024, 7/29/2022, and 5/7/2022
2

Bioactive FUS1 Peptides and Nanoparticle-Polypeptide Complexes (Pharmaceutical formulation of TUSC2 (also referred to as FUS1) nanoparticles, method of delivering TUSC2 to cancer cells, and method of treating cancer patients with TUSC2 nanoparticles)

		The patents in this family have claims directed to compositions of matter, uses of the compositions and processes for preparing the compositions	United States (2 issued) Korea (1 issued)	3/14/2026, except for one of the issued US patents, which expires on 1/23/2030
3

Methods and Compositions of Non-Viral Gene Therapy for Treatment of Hyperproliferative Diseases

(Methods of delivery, including our nanovesicle delivery system, of a series of genes that are licensed to us, including TUSC2, and genes that are not licensed to us)

		The patents in this family have claims directed to compositions of matter, uses of the compositions and processes for preparing the compositions	United States (1 issued) Canada (1 issued) Europe (1 issued; validated in: Belgium, France, Germany, Italy, Liechtenstein, Spain, Sweden, Switzerland, and United Kingdom.	5/24/2020
4

Methods and Compositions Related to Novel hTMC Promoter and Vectors for Tumor-Selective and High-Efficient Expression of Therapeutic Genes

(A genetic technology to improve the effectiveness of gene therapy, relating to our platform genes and other genes)

		The patents in this family have claims directed to compositions of matter, uses of the compositions and processes for preparing the compositions	United States (1 issued)	1/9/2030

Because the use of our platform genes, including TUSC2, and the use of our non-viral delivery system to deliver them, are covered by Family No. 1, we believe that expiration of the patents in Family 3 will not affect our intellectual property protection for use of the genes which are licensed to us and are part of our platform.

We also hold a non-exclusive license from the National Institutes of Health (NIH) to 15 patents that expired on August 1, 2017. We are aware that others have also licensed these technologies from the NIH. These patents relate to the DOTAP:cholesterol liposomes for delivery of therapeutic DNA, which is the basic delivery system embodied in our nanovesicles. Through our license from MD Anderson, we have separate patent protection for the combination of our nanovesicles with the genes we have licensed from MD Anderson, as well as for improvements that MD Anderson has made to the nanovesicle delivery system. Because the license from the NIH is non-exclusive, we do not expect the expiration of the underlying patents to have a material effect on our business. We have an ongoing obligation to pay the NIH a total of $240,000 (together with an additional $20,000 each year starting in 2018) upon our receipt of regulatory approval for our current or potential product candidates.

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

Diabetes Intellectual Property

We hold a worldwide, exclusive license to an issued patent for diabetes technologies developed at the University of Pittsburgh. The following table shows our issued patent with information about the type of patent protection, the jurisdiction and the patent expiration dates.

Patent Family	Title and (Description)	Type of Patent Protection	Jurisdiction	Patent Expiration Dates
1	Endogenous neogenesis of beta cells	The patents in this family have claims directed to compositions of matter, uses of the compositions and processes for preparing the compositions	United States (1 issued)	4/17/2035

Licenses and Research Collaborations

Agreements with MD Anderson

We hold our Oncoprex technologies under a Patent and Technology License Agreement (MD Anderson License Agreement) with the Board of Regents of The University of Texas System, MD Anderson. The MD Anderson License Agreement was originally entered into as of July 20, 1994 (and was later amended on September 1, 1996, August 11, 1997, July 31, 1994 and October 4, 2001), between the Board of Regents of The University of Texas System, MD Anderson and Intron Therapeutics, Inc. (which later changed its name to Introgen Therapeutics, Inc., or Introgen).

Pursuant to the MD Anderson License Agreement, as amended, we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property.

The exclusive licenses under the MD Anderson License Agreement, will continue until the expiration of all patents covered by the agreement. The last licensed patent under the MD Anderson License Agreement will expire in January 2030. Upon the expiration of the exclusive licenses, the licensee will have a non-exclusive, fully paid-up right and license to use and otherwise exploit the technology rights licensed under the agreement. MD Anderson may terminate the agreement in the event of the in the event of our voluntary or involuntary bankruptcy or if our business is placed in the hands of a receiver, assignee or trustee. In addition, MD Anderson may terminate the agreement in the event of an uncured breach by us.

Pursuant to a Technology Sublicense Agreement dated March 7, 2007, referred to as the Sublicense Agreement, Introgen sublicensed its rights under the MD Anderson License Agreement to Introgen Research Institute, Inc. (IRI) a company formed and owned by Rodney Varner, our current President, CEO and Chairman of the board of directors.

Pursuant to an Assignment and Collaboration Agreement dated April 13, 2009, (IRI Collaboration Agreement) IRI assigned its rights under the Sublicense Agreement to us, and we granted back to IRI a non-exclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations.

The 2009 IRI Collaboration Agreement was amended by an Amended Collaboration and Assignment Agreement dated July 1, 2011 (2011 IRI Collaboration Agreement). The 2011 Collaboration Agreement provided that IRI would provide additional licensing opportunities and services to us, in return for monthly payments and our obligation to pay to IRI a royalty of 1% on sales of products licensed to us under the MD Anderson License Agreement. In 2012, IRI’s obligation to provide those opportunities and services, and our obligation to make monthly payments to IRI, were terminated. The 2011 IRI Collaboration Agreement had an initial term of two years and renews automatically for additional consecutive periods of one year each unless either we or IRI gives prior written notice of termination to the other party. In addition, either we or IRI may terminate the agreement in the event of the other party’s voluntary or involuntary bankruptcy or uncured default.

Pursuant to a Technology Sublicense Agreement dated June 1, 2011, we granted to IRI a non-exclusive sublicense, for non-commercial purposes, to the rights under the Sublicense Agreement.

At the time that we entered into the 2011 IRI Collaboration Agreement, Mr. Varner was not an officer or director of Genprex, but he was deemed to be an “affiliate” of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares. At the time we acquired the Oncoprex technologies under the 2009 IRI Collaboration Agreement, they were the subject of the Phase I Monotherapy Trial. We completed the Phase I Monotherapy Trial and did substantial process development, manufacturing and regulatory work necessary to bring the technologies into a Phase I/II Combination Trial.

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

Our Phase I/II Clinical Trial combining Oncoprex with erlotinib is being conducted at MD Anderson pursuant to our Clinical Study Agreement with MD Anderson dated February 10, 2014. Under this agreement, MD Anderson agreed to conduct the Phase I/II Combination Trial under the study protocol, which includes treatment of up to 57 patients, and we agreed to pay up to $1,738,818 to MD Anderson for conducting the clinical trial. As of December 31, 2019, we have paid approximately $530,000 to MD Anderson pursuant to this agreement, and a total of 28 patients have been enrolled in the Phase I/II Combination Trial. This Clinical Study Agreement has a term of five years and may be terminated earlier by us upon thirty days’ notice, with due regard for the health and safety of the study subjects. In addition, we and MD Anderson may terminate the Clinical Study Agreement immediately by written agreement, MD Anderson may terminate the agreement immediately if the principal investigator of the Phase I/II Combination Trial is unable to continue to serve and we and MD Anderson cannot agree on an acceptable successor, and either we or MD Anderson may terminate the agreement if necessary for the safety, health or welfare of the clinical trial subjects. Given that we have received an FDA Fast Track Designation for the combination of Oncoprex with osimertinib, we do not plan to continue enrolling patients in the Phase I/II clinical trial combining Oncoprex with erlotinib.  This Clinical Study Agreement remains in effect, however, as activities such and following patients and accumulating data are ongoing.

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

In February 2017, we entered into a second option agreement with MD Anderson. This option agreement, which was renewed in July 2018, grants exclusive rights to us to negotiate, until December 31, 2019, an exclusive license agreement related to technology that would provide patent protection for the use of TUSC2 with checkpoint inhibitors. We paid MD Anderson a total of $37,803 for this option agreement. We are negotiating with MD Anderson to extend the term of this option.

License Agreement with P53, Inc.

On February 26, 2010, IRI and P53, Inc. entered into a Technology License Agreement (P53 License Agreement) pursuant to which IRI granted to P53, Inc. (P53) a worldwide, exclusive license under certain patents related to the nanovesicle delivery system that we are now using for the delivery of TUSC2, but only for P53’s use in gene therapy products in which the sole active genes are p53 and MDA-7. As a result of the 2009 IRI Collaboration Agreement, we are the licensor under the P53 License Agreement.

The P53 License Agreement authorizes P53 to develop, make and have made, use, offer for sale, sell, import and otherwise distribute the licensed products. P53 agreed to submit quarterly reports of activities to IRI including at least such information as would allow IRI to calculate the amount owing to IRI on account of such activities, as well as P53’s calculation of such amounts. As consideration for the P53 License Agreement, P53 agreed to pay IRI one-half of all amounts invoiced by MD Anderson to IRI, up to a maximum of $15,000 to be paid by P53, for patent prosecution expenses incurred prior to the effective date of the P53 License Agreement, as well as two-thirds of IRI’s ongoing patent prosecution expenses, in each case with respect to the licensed patents. Additionally, P53 agreed to pay all amounts that become due to IRI as a result of the P53 License Agreement or the sales, licensing, or other activities of P53 under the P53 License Agreement. Pursuant to the P53 License Agreement, P53 has granted to IRI a fully-paid license with respect to improvements made by P53 to the technology licensed to P53 under the P53 License Agreement. The P53 License Agreement remains in effect until the expiration of the last of the patents licensed under the agreement. The last licensed patent under the P53 License Agreement will expire in May 2020. We may terminate the agreement for, among other things, P53’s breach of the agreement or if P53 challenges the validity or enforceability of any of the licensed patents. P53 may terminate the agreement upon 90 days’ written notice.

License Agreement with University of Pittsburgh - Of the Commonwealth System of Higher Education

On February 11, 2020, we signed an exclusive license agreement (the “UP License Agreement”) with the University of Pittsburgh - Of the Commonwealth System of Higher Education (“UP”) pursuant to which UP granted us a worldwide, exclusive license to certain Licensed Technology (as defined in the UP License Agreement), and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. The UP License Agreement permits us to make, have made, use and sell the Licensed Technology and to practice the patent rights in the field of diabetes therapy. We have agreed to sell the Licensed Technology to UP upon its request on terms and conditions as such products and/or processes are made available to our most favored customer. As consideration for the UP License Agreement, we agreed to pay UP an initial license fee, annual maintenance fees, running royalties minimum annual royalties beginning with the first commercial sale of the Licensed Technology, a share of non-royalty sublicense income, and certain milestone payments, as well as patent prosecution expenses incurred prior to and after the effective date of the UP License Agreement. The UP License Agreement shall remain in effect until the later of 20 years after the first commercial sale of the Licensed Technology or the expiration of the last Valid Claim (as defined in the UP License Agreement). UP may terminate the agreement if, among other things, (i) we fail to cure a default, (ii) if we fail to achieve the specified milestones within the specified time periods or (iii) our intentional practice of the licensed Patent Rights (as defined in the UP License Agreement) or know-how outside the field of diabetes therapy. We may terminate the UP License Agreement upon six months’ prior written notice to UP and payment of all amounts accrued or due to UP through the effective date of termination.

Grants

We have received grants from the following entities: Texas Emerging Technology Fund, the SBIR, the NIH, and the United States Department of the Treasury.

Competition

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have domestic and international competitors including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations, including but not limited to the Public Health Service Act. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Within the FDA, the Center for Biologics Evaluation and Research (CBER) regulates gene therapy products. CBER works closely with the NIH and its Novel and Exception Technology and Research Advisory Committee (NExTRAC) which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols, including informed consent documents. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing patients involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy Investigational New Drugs (INDs).

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

U.S. Biological Products Development Process

The process required by the FDA before a biological product, including our Oncoprex product candidate, may be marketed in the United States generally involves the following:

•

completion of preclinical laboratory tests and animal studies according to Good Laboratory Practices (GLPs), and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;

•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as Good Clinical Practices (GCPs) and any additional requirements for the protection of human research patients and their health information, to establish the safety, purity, and potency of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced and tested to assess compliance with GMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

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

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, a protocol and related documentation has to be submitted to and the clinical trial registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA; however, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the NExTRAC, a federal advisory committee, which discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. Current NIH guidelines specify that, for experiments involving the deliberate transfer of recombinant or synthetic nucleic acid molecules, or DNA or RNA derived from recombinant or synthetic nucleic acid molecules, into human research participants, no human gene transfer experiment shall be initiated until Institutional Biosafety Committee approval (from the clinical trial site) has been obtained and all other applicable institutional and regulatory authorization(s) and approvals have been obtained. The guidelines also specify that NExTRAC review of human gene transfer protocols should be limited to cases in which an oversight body, such as an Institutional Biosafety Committee or an IRB determines that a protocol would significantly benefit from NExTRAC review, and has been determined to meet certain additional criteria. The Office of Science Policy (OSP) will notify the FDA and the sponsor of the NExTRAC’s decision regarding the necessity for full public review of a gene therapy protocol. NExTRAC proceedings and reports are posted to the OSP web site and may be accessed by the public.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the NExTRAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the NExTRAC review process. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. We are conducting a Phase I/II clinical trial pursuant to an IND. However, we cannot be sure that issues will not arise that suspend or terminate our IND or that submission of any new IND will result in the FDA allowing new clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the product candidate to volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent, which must be signed by each clinical trial patient or his or her legal representative, and must monitor the clinical trial until completed. Clinical trials involving biological product candidates also must be reviewed by an institutional biosafety committee (IBC) a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

Concurrently with clinical trials, companies usually complete additional animal studies and also develop additional information about the physical characteristics of the components of a product as well as finalize processes for manufacturing the components in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act (PHS Act), emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the components of a product candidate do not undergo unacceptable deterioration over their shelf life.

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

Under the Prescription Drug User Fee Act, as amended (PDUFA), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual product fees and annual establishment fees on facilities used to manufacture prescription drugs or biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.

Within 60 days following submission, the FDA reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information.

In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to an initial filing review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (REMS) is necessary to assure the safe use of the product. If the FDA concludes that a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in substantial compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, to assure that the clinical trials were conducted in compliance with GCP requirements. To assure GMP, GLP and GCP compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently from how we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may resubmit the BLA, addressing all of the deficiencies identified in the letter, withdraw the application, or request a hearing.

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

If a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan productivity exclusivity. Orphan drug status in the European Union has similar, but not identical benefits.

Expedited Development and Review Programs

The FDA has four programs in place intended to facilitate and expedite development and review of new drugs and biologics intended to address unmet medical needs in the treatment of serious or life-threatening conditions. These are Fast Track Designation, Breakthrough Therapy Designation, Accelerated Approval Program, and Priority Review Designation.

The Fast Track program is intended to expedite or facilitate the process for reviewing a new product if it is intended for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. Fast Track Designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application. In January, 2020, we received a United States FDA Fast Track Designation for use of Oncoprex™ in combination with EGFR inhibitor osimertinib (AstraZeneca’s Tagrisso®) for the treatment of NSCLC patients with EFGR mutations that progressed after treatment with osimertinib alone.

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

Post-Approval Requirements

Maintaining post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of combination products continues after approval, particularly with respect to GMP. We rely, and expect to continue to rely, on third parties for the production and distribution of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer.

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

Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register the establishments where the approved products are made with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current and potential product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Amendments). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 (BPCIA) created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

Additional U.S. Regulation

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice (DOJ), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and similar state laws, each as amended.

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

Federal, state and local governments in the United States and foreign governments continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of drug products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate systems under which products may be marketed only after a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of studies or analyses of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to set their own prices for medicines, but exert cost controls in other ways, including but not limited to, placing revenue caps on product sales, providing reimbursement for only a subset of eligible patients, mandating price negotiations after a set period of time, or mandating that prices not exceed an average basket of prices in other countries. The downward pressure on health care costs in general, particularly treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, European governments may periodically review and decrease prices based on factors, including, but not limited to, years-on-market, price in other countries, competitive entry, new clinical data, lack of supporting clinical data, or other factors.

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

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (AMP);

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

Other countries, including a number of EU member states, have laws of similar application, including anti-bribery or anti-corruption laws such as the UK Bribery Act. The UK Bribery Act prohibits giving, offering, or promising bribes to any person, as well as requesting, agreeing to receive, or accepting bribes from any person. Under the UK Bribery Act, a company that carries on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person in any country by employees or other persons associated with the company in order to obtain or retain business or a business advantage for the company. Liability under the UK Bribery Act is strict, but a defense of having in place adequate procedures designed to prevent bribery is available.

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

Employees

As of March 20, 2020, we had eight full-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

We qualify as an “emerging growth company” as the term is used in The Jumpstart Our Business Startups Act of 2012 (JOBS Act), and therefore, we may take advantage of certain exemptions from various public company reporting requirements, including:

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

We may take advantage of these provisions for up to five years following the year in which we completed our initial public offering, or such earlier time that we are no longer an emerging growth company. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some, but not all, of the available benefits of the JOBS Act. We have taken advantage of some of the reduced reporting requirements in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We are using the proceeds from our recent sales of our securities to advance Oncoprex through clinical development, as well as for other corporate purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital in order to complete clinical development and commercialize Oncoprex and for preclinical and clinical development and commercialization of our gene therapy for diabetes. If the FDA requires that we perform additional preclinical studies or clinical trials beyond what we currently anticipate, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of Oncoprex and our diabetes gene therapy would likely be delayed. Further, there can be no assurance that the costs we will need to incur to obtain regulatory approval of these product candidates will not increase.

We will continue to require substantial additional capital to continue our preclinical and clinical development and commercialization activities. Because successful development of our current and potential product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our products under development.

The amount and timing of our future funding requirements will depend on many factors, including but not limited to:

•	the progress, costs, results and timing of our preclinical and clinical trials for Oncoprex and our diabetes gene therapy;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the ability of third parties to deliver materials and provide services for us;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities;

•	market acceptance of our current and potential product candidates;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

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

Some of these factors are outside of our control. Although we expect that our existing cash, and marketable securities will be sufficient to fund our current operations through at least the next 24 months, this period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. Furthermore, we believe that our existing capital will not be sufficient to enable us to complete the development and commercialization of Oncoprex. Accordingly, we expect that we will need to raise additional funds in the future.

We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. Additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. Any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our existing capital stock. In addition, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our research or development programs, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may be required to curtail or cease operations. Accordingly, our business may fail, in which case you would lose the entire amount of your investment in our securities.

Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us.

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to December 31, 2019, we incurred an accumulated deficit of approximately $40.5 million. We incurred net losses of approximately $10.7 million and approximately $12.4 million for the years ended December 31, 2019 and 2018, respectively.

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

•	delays in the commencement, enrollment and timing of clinical trials;

•	the success of our clinical trials through all phases of clinical development;

•	potential side effects of our current and potential product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain additional funding to develop product candidates;

•	our identification and development of additional drug candidates beyond Oncoprex and our gene therapy in diabetes;

•	competition from existing products or new products that continue to emerge;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations (CROs);

•	our dependency on third-party manufacturers to manufacture our products and key ingredients;

•	our ability to establish or maintain collaborations, licensing or other arrangements, particularly with MD Anderson;

•	our ability to defend against any challenges to our intellectual property including claims of patent infringement;

•	our ability to enforce our intellectual property rights against potential competitors;

•	our ability to secure additional intellectual property protection for our drug candidates in development and associated technologies;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	potential product liability claims.

Accordingly, the results of any historical quarterly or annual periods should not be relied upon as indications of future operating performance.

Risks Related to Development and Commercialization of Our Current and Potential Product Candidates

Our success depends greatly on the success of our development of Oncoprex for the treatment of NSCLC, and our other product candidates, including our gene therapy for diabetes. Oncoprex and our other product candidates are based on novel technology, which makes it difficult to predict the time and cost or the outcome of development and of subsequently obtaining regulatory approval.

At this time we are actively pursuing development of only two product candidates, Oncoprex for NSCLC, and a preclinical stage gene therapy for diabetes. We are dependent on the success of Oncoprex in the near term. We cannot provide you any assurance that we will be able to successfully advance Oncoprex or the diabetes gene therapy through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involve a substantial degree of uncertainty. Because Oncoprex and our other potential product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. We believe only a few gene therapy products have been approved in the United States or Europe. We have found it difficult to enroll patients in our clinical studies and may, in the future, find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our current and potential product candidates. We may encounter delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

In addition, the clinical trial requirements of FDA, the European Commission, the European Medicines Agency (EMA) the competent authorities of the Member States of the European Union (EU) and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates in either the United States or the EU, or how long it will take to commercialize any other products for which we receive marketing approval. In addition, any future marketing authorization granted by the European Commission may not be indicative of what FDA may require for approval and vice versa.

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

Oncoprex has been tested in only one prior Phase I clinical study, involving 31 patients. In that study, Oncoprex was tested as a monotherapy. We believe that the best path for development is to develop a combination therapy of Oncoprex in combination with EGFR TKIs, immunotherapies, and possibly other drugs. We were previously conducting a Phase I/II clinical trial testing Oncoprex in combination with erlotinib; however, we are not currently enrolling, and do not plan to enroll additional patients in this trial because we received FDA Fast Track Designation for the combination of Oncoprex with osimertinib in patients whose tumors progressed on osimertinib. Accordingly, we plan to initiate a new clinical trial for the combination of Oncoprex with osimertinib in NSCLC. We also plan to commence a new clinical trial with the combination of Oncoprex with an immunotherapy, pembrolizumab (marketed as Keytruda® by Merck & Co).

The favorable results observed in our clinical trials to date may not continue in these new clinical trials or be replicated in other clinical trials, especially those involving larger numbers of patients. Even if the Phase I/II trial is successful, success in early clinical studies may not be indicative of results obtained in later studies. The results from our clinical trials may not demonstrate sufficient safety and efficacy to support the submission of marketing approval for Oncoprex. Before we request marketing approval, the FDA may require us to conduct additional clinical studies or evaluate subjects for an additional follow-up. Unless an accelerated approval process is allowed by the FDA, one or more Phase III studies is normally required for approval.

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

If we are unable to secure contract manufacturers with capabilities to produce the products that we require, we could experience delays in conducting our planned clinical trials.

Manufacturing Oncoprex involves several manufacturing steps.  Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson Cancer Center. We are transferring this portion of the process to a third-party manufacturer. Although we have contracted with contract manufacturers with capabilities to produce the products that we require, no assurance can be given that such contract manufacturers will be able to, and receive all approvals to, produce product sufficient for our trials. In accordance with GMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult and could be costly, which could result in our inability to manufacture our clinical product candidate and a delay in the development of our clinical product candidate. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our clinical product candidate.

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

•

inability to reach agreements on acceptable terms with current or prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Identifying and qualifying patients to participate in clinical trials of our current and potential product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can engage and retain clinical trial sites and recruit patients to participate in testing our current and potential product candidates. We have experienced delays in some of our clinical trials in the past due to difficulties with enrollment and we may experience similar delays in the future. We plan to conduct additional clinical trials, and we may experience difficulties with enrollment. If patients are unwilling to participate in our clinical trials because of negative publicity from adverse events in the industry or in the trials for other third party product candidates, or for other reasons, including competitive clinical trials for similar patient populations, the timeline for engaging sites, recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical trials altogether.

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

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Additionally, our partners, clients, other vendors, and/or other stakeholders may not agree with our interpretation(s) of data obtained from our clinical trials, which could potentially cause a variety of issues, including but not limited to, delays, the necessity for additional studies and analyses, dependence on third-party validation, and/or other unforeseen challenges. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. A number of companies in the pharmaceutical industry, including those with greater resources and experience than ours, have suffered significant setbacks in clinical trials, even after seeing promising results in earlier clinical trials.

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

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our current and potential product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our current and potential product candidates in particular, as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, hospitals, cancer treatment centers, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Potential product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of our products.

In the event any of our product candidates is approved for marketing by the FDA and other regulatory authorities, we may face potential product liability. If successful claims are brought against us, we may incur substantial liability and costs. If the use of our current and potential product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our current and potential product candidates, our regulatory approvals could be revoked or otherwise negatively affected, and we could be subject to costly and damaging product liability claims. Although we do not currently maintain product liability insurance, we may not be able to obtain or maintain insurance coverage in the future at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of clinical trial participants and employees. Similarly, our CROs, contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at our our CROs, contractors and consultants, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business. Furthermore, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data which could cause the development and commercialization of our current and potential product candidates to be delayed.

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

Our business may be adversely affected by the ongoing coronavirus pandemic .

The outbreak of the novel Coronavirus (COVID-19) has evolved into a global pandemic. The coronavirus has spread to many regions of the world. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Should the coronavirus continue to spread, our business operations could be delayed or interrupted. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.  Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials and to manufacture clinical product. If either any third-party parties in the supply chain for materials used in the production of our product candidates or the third-party manufacturers of our product candidates themselves are adversely impacted by restrictions resulting from the coronavirus outbreak our ability to manufacture our product candidates for our clinical trials and research and development activities related thereto may be disrupted.

The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We have domestic and international competitors including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or in discovering, developing and commercializing drugs for the cancer indications that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than any product candidates that we are currently developing or that we may develop, which could render our products obsolete or noncompetitive.

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

If our competitors market products that are more effective, safer or less expensive or that reach the market sooner than our future products, if any, we may not achieve commercial success. In addition, because of our limited resources, it may be difficult for us to stay abreast of the rapid changes in all technologies that are or may become competitive with ours. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

Risks Related to Regulatory Approval and Marketing of Our Current and Potential Product Candidates and Other Legal Compliance Matters

We cannot be certain that our product candidates, including Oncoprex or our diabetes gene therapy, will receive regulatory approval, and without regulatory approval we will not be able to market them.

Our business currently depends largely on the successful development and commercialization of our product candidates, including Oncoprex and/or our diabetes gene therapy. Our ability to generate revenue related to product sales will depend on the successful development and regulatory approval of Oncoprex for the treatment of cancer, or our diabetes gene therapy. Even if we complete the necessary clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate. Further, if we do obtain regulatory approval, it may only apply to a narrower indication than we expect. Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our current and potential product candidates in the United States until we receive approval of a BLA from the FDA. We have not submitted any marketing applications for any of our current and potential product candidates.

BLAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. BLAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a BLA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete, and approval is never guaranteed. If we submit a BLA to the FDA, the FDA must decide whether to accept or reject the submission for filing. We cannot be certain that any submissions will be accepted for filing and review by the FDA. Regulators in other jurisdictions have their own procedures for approval of product candidates. Even if a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the United States, Europe or other countries may be based upon many factors, including regulatory requests for additional analyses, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding our current and potential product candidates or other products. Furthermore, regulatory approval for any of our current and potential product candidates may be withdrawn.

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in January 2017, the FDA Oncology Center of Excellence, or the Center of Excellence, was created to leverage the combined skills of regulatory scientists and reviewers with expertise in drugs, biologics, and devices (including diagnostics). While the Center of Excellence is designed to help expedite the development of oncology and malignant hematology-related medical products and support an integrated approach in the clinical evaluation of drugs, biologics and devices for the treatment of cancer, the Center of Excellence may, at times, create confusion within the FDA and especially in the Center of Biologics and Research, which is the primary review division for Oncoprex. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are also subject to review by the Novel and Exceptional Technology and Research Advisory Committee, or NExTRAC, formerly known as the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. In August 2018, the NIH Director issued a statement describing a proposal intended to streamline the federal framework for oversight of gene therapy. The proposal, which the NIH developed in conjunction with the FDA, included amending the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines, to eliminate duplicative review and reporting requirements for human gene transfer protocols. The statement also described NIH’s effort to refocus the role of the RAC to be closer to its original mandate – a transparent forum for science, safety, and ethics of emerging biotechnologies. Accordingly, the NIH Guidelines have been updated to reflect these changes and the RAC has been renamed the Novel and Exceptional Technology and Research Advisory Committee, or NExTRAC. Although the FDA decides whether individual gene therapy protocols may proceed, the NExTRAC review process can impede the initiation of a clinical trial, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can put an Investigational New Drug application, or IND, on a partial or complete clinical hold even if the NExTRAC has provided a favorable review. Additionally, before a clinical trial can begin at an NIH-funded institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the study. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for performing studies or for obtaining approval of any of our current and potential product candidates. The regulatory changes discussed herein as well as other existing and future regulatory developments may cause unexpected delays and challenges for companies seeking approval of gene therapy products, like Oncoprex.

These regulatory review committees and advisory groups, and the new guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our current and potential product candidates or lead to significant post-approval limitations or restrictions. As we advance our current and potential product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable guidelines. Any delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient revenue to maintain our business.

Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory oversight.

Our product candidates for which we obtain regulatory approval will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information. Any regulatory approvals that we receive for our product candidates also may be subject to the specific obligations imposed as a condition for marketing authorization by equivalent authorities in a foreign jurisdiction, particularly by the European Commission, limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the quality, safety and efficacy of the product.

For example, in the United States, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.

In the EU, any future advertising and promotion of our products will be subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with health care professionals. These laws require that promotional materials and advertising for medicinal products are consistent with the product’s Summary of Product Characteristics (SmPC) as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comport with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.

In addition, product manufacturers and their facilities may be subject to payment of application and program fees and are subject to continual review and periodic inspections by FDA and other regulatory authorities for compliance with current GMP, requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagree with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

We do not intend to manufacture the pharmaceutical products that we plan to sell. We are currently utilizing contract manufacturers for the production of the active pharmaceutical ingredients and the formulation of drug product for the trials of Oncoprex currently being conducted or that will need to be conducted prior to seeking regulatory approval. However, we do not have agreements for supplies of Oncoprex or any of our other potential product candidates, and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to commercialize Oncoprex if it is approved. Additionally, the facilities used by any contract manufacturer to manufacture Oncoprex or any of our other potential product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on these third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture materials that conform to our specifications and the FDA’s GMP standards and other requirements of any governmental agency to whose jurisdiction we are subject, our current and potential product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our current and potential product candidates, including:

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

State and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools.  The Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute.  Enforcement agencies also continue to pursue novel theories of liability under these laws.  Government agencies have increased regulatory scrutiny and enforcement activity with respect to programs supported or sponsored by pharmaceutical companies, including reimbursement and co-pay support, funding of independent charitable foundations and other programs that offer benefits for patients.  Several investigations into these types of programs have resulted in significant civil and criminal settlements.

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

•

HIPAA imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•

the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the Affordable Care Act) and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

•	the U.S. FDCA, which prohibits, among other things, the adulteration or misbranding of drugs and medical devices;

•

the Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business;

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

Successful sales of our products, if our current and potential product candidates are approved, depend on the availability of coverage and adequate reimbursement from third-party payors. In addition, because our current and potential product candidates represent new approaches to the treatment of cancer and diabetes, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our current and potential product candidates. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

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

Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress also could consider subsequent legislation to repeal or repeal and replace other elements of the Affordable Care Act. We continue to evaluate the possible impact of the Affordable Care Act, as amended, and the possible repeal and/or replacement of the Affordable Care Act on our business.

In late 2018, the Centers for Medicare & Medicaid Services, or CMS, issued an advance notice of proposed rulemaking describing a potential mandatory model to test Medicare reimbursement based on an “International Pricing Index,” or IPI. At the time CMS was considering issuing a proposed rule that would describe the model in more detail in spring 2019, with the goal of starting the model in spring 2020. As of February 1, 2020, the proposed rule has yet to be released; however, if such model proceeds as described, we cannot predict the requisite infrastructure and reporting requirements, existing and new data sources required to establish an IPI and the impact on price reporting and reporting mechanics.

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

All entities involved in the preparation of therapeutics for clinical trials or commercial sale, including our existing contract manufacturers for Oncoprex, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants, or to inadvertent changes in the properties or stability of our current and potential product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and must adhere to the FDA’s GLP and GMP regulations enforced by the FDA through its facilities inspection program. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our current and potential product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our current and potential product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products may not be granted.

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

If we obtain approval to commercialize any of our product candidates outside the United States, a variety of risks associated with international operations could materially adversely affect our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates outside the United States, including the following, any one or combination of which could have a material adverse effect on our business:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, fires and medical epidemics.

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

We rely, and intend to continue to rely on third-party contract manufacturing organizations, or CMOs, to produce our current and potential product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays, but we have not entered into binding agreements with any such CMOs or CTOs to support commercialization. Additionally, any CMO may not have experience producing our current and potential product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our products at the quality, quantities, locations and timing needed to support commercialization. We may not have full control of these CMOs, and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. We may change our manufacturing process, and there can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Also, as a consequence of the manufacturing change, there may be a requirement to conduct additional preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson Cancer Center. We are transferring this portion of the process to a third-party manufacturer. Although we have contracted with contract manufacturers with capabilities to produce the products that we require, no assurance can be given that such contract manufacturers will be able to, and receive all approvals to, produce product sufficient for our trials. In accordance with current GMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult and could be costly if we do make such a change, which could result in our inability to manufacture our clinical product candidate and a delay in the development of our clinical product candidate. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our clinical product candidate. There can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

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

Even if we timely develop a manufacturing process for Oncoprex and successfully transfer it to third-party manufacturers, if such third-party manufacturers are unable to produce our current and potential product candidates in the necessary quantities, or in compliance with GMP or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed. The facilities used by our contract manufacturers to manufacture our current and potential product candidates must be approved by the FDA as part of our BLA package, pursuant to inspections that will be conducted after we submit our BLA to the FDA. Although we provide specifications, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with GMPs for the manufacture of our current and potential product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, we will not be able to secure and/or maintain regulatory approval covering their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our current and potential product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our current and potential product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our current and potential product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation.

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

We also expect to rely on other third parties to store and distribute our products for our clinical trials. Any performance failure on the part of these third parties could delay clinical development or marketing approval of our current and potential product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

We have completed and may in the future complete related party transactions that were not and may not be conducted on an arm’s length basis.

Our leading drug candidate, Oncoprex, is based upon patents and related technology covered by a patent and technology license agreement between MD Anderson and Introgen Therapeutics, Inc. (such technology license agreement is referred to as the “MD Anderson License Agreement”), under which we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property. In 2007, the MD Anderson License Agreement was sublicensed by Introgen Therapeutics, Inc. to Introgen Research Institute, Inc., a Texas corporation (IRI) and in 2009 this sublicense was assigned by IRI to us, and we granted back to IRI a nonexclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations. IRI also agreed in 2011 to provide additional technology licensing opportunities and services to us in return for monthly payments and our obligation to pay to IRI a royalty of 1% on sales of products licensed to us under the MD Anderson License Agreement. We also granted a non-exclusive, royalty-free sublicense to IRI in 2011 for non-commercial research purposes. IRI’s obligations to provide additional technology licensing opportunities and services to us, and our obligation to make monthly payments to IRI, were terminated in 2012; however, our obligation to pay the 1% royalty to IRI upon sales of products licensed to us under the MD Anderson License Agreement is ongoing. This royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us. IRI is controlled by Rodney Varner and his immediate family members. Mr. Varner is currently Chairman of our board of directors, having joined our board of directors on August 15, 2012, and has been our Chief Executive Officer since August 29, 2012; accordingly, in 2009 and 2011, when the above referenced agreements between IRI and Genprex were entered into, Mr. Varner was neither a member of our board of directors nor an executive officer of Genprex. When the 2011 agreement was entered into, Mr. Varner was deemed to be an “affiliate” of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares at that time. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party.

We have adopted a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of related-person transactions.

Risks Related to Our Intellectual Property

If we fail to obtain or protect our intellectual property, our business will be impaired.

If we are unable to obtain or protect intellectual property rights related to our current and potential product candidates, we may not be able to compete effectively in our markets. Third party claims of intellectual property infringement may prevent or delay our development and commercialization efforts. We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and licenses.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property, we could lose license rights that are important to our business.

Under our license agreement with MD Anderson, we hold a worldwide, exclusive license to, among other things, manufacture and market products utilizing certain inventions that are critical to our business. In addition, under the UP License Agreement, UP granted us a worldwide, exclusive license to certain Licensed Technology (as defined in the UP License Agreement), and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. In addition, we expect to enter into additional license agreements in the future. Our existing and future license agreements may impose various payment and other obligations on us. If we fail to comply with our obligations under these agreements, our licensors may have the right to terminate our licenses, in which event we would not be able to market products covered by such licenses.

Moreover, we may need to obtain licenses from third parties to advance our research or allow commercialization of our current and potential product candidates; however, we may fail to obtain any of such licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to develop or license replacement technology, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

In certain cases, patent prosecution of our licensed technology may be controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In addition, in certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including, but not limited to:

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

The intellectual property rights we have licensed from MD Anderson and the UP are subject to the rights of the U.S. government.

The rights we have obtained pursuant to our license agreement with MD Anderson and the UP are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between such institution and the U.S. government. Additionally, to the extent there is any conflict between our license agreement and applicable laws or regulations, applicable laws and regulations will prevail. Similarly, to the extent there is any conflict between our license agreement with one of these institutions and the institution’s funding agreement with the US government, the terms of the funding agreement will prevail. Some, and possibly all, of our licensed intellectual property rights have been developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to a third party if the U.S. government determines that adequate steps have not been taken to commercialize the invention, that government action is necessary to meet public health or safety needs, that government action is necessary to meet requirements for public use under federal regulations, or that the right to use or sell such inventions is exclusively licensed to an entity within the U.S. and substantially manufactured outside the U.S. without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the U.S.). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Additionally, certain inventions are subject to transfer restrictions during the term of these agreements and for a period thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business. The U.S. government has not exercised any of these rights or provided us with any notice of its intent to exercise any of these rights with respect to any of the intellectual property licensed to us by MD Anderson or UP.

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

The patent positions of biotechnology and pharmaceutical companies generally are highly uncertain, involve complex legal and factual questions and have in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patents, including those patent rights licensed to us by third parties, are highly uncertain. The steps we or our licensors have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, both inside and outside of the United States. Further, the examination process may require us or our licensors to narrow the claims for our pending patent applications, which may limit the scope of patent protection that may be obtained if these applications issue. The rights already granted under any of our currently issued patents or those licensed to us and those that may be granted under future issued patents may not provide us with the proprietary protection or competitive advantages we are seeking. If we or our licensors are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficient, our competitors could develop and commercialize technology and products similar or superior to ours, and our ability to successfully commercialize our technology and products may be adversely affected. It is also possible that we or our licensors will fail to identify patentable aspects of inventions made in the course of our development and commercialization. It is also possible that as research and development progresses, the direction of our intellectual property strategy and patent portfolio will change, resulting in strategic business decisions to allow certain patents or patent applications to be abandoned or lapse.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the US Patent and Trademark Office (US PTO) and corresponding foreign patent offices. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current and potential product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Presently we believe that we have rights to the intellectual property, through licenses from third parties to develop our current and potential product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our current and potential product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties on reasonable terms, if at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

If we are unable to successfully obtain rights to required third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the US PTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ an outside firm and rely on our outside counsel to pay these fees due to non-US patent agencies. The US PTO and various non-US governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Although an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market which would have a material adverse effect on our business.

Issued patents covering our current and potential product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners, including MD Anderson or UP, initiated legal proceedings against a third party to enforce a patent covering one of our current and potential product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the US PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our current and potential product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current and potential product candidates. Such a loss of patent protection would have a material adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We now and in the future may employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

While we have submitted trademark applications for the marks “GENPREX” and “ONCOPREX”, these marks have not yet been approved by the U.S. Patent and Trademark Office. During trademark registration proceedings, our application may be rejected. Although we would be given an opportunity to respond to the rejection of a trademark application, we may be unable to overcome such rejection. In addition, with respect to the US PTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our current and potential product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

As of March 20, 2020, we had eight full-time employees. As we advance our current and potential product candidates through preclinical studies and clinical trials, we will need to increase our clinical trial management, product development, manufacturing, regulatory, and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. We may not be able to attract or retain qualified personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on the development, regulatory, commercialization and business development expertise of our management team, key employees and consultants. Any of our executive officers or key employees or consultants may terminate their employment or engagement with us at any time. If we lose one or more of our executive officers or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Replacing executive officers, key employees and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.

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

We may evaluate and enter into various acquisitions and strategic partnerships, including licensing or acquiring additional products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of additional indebtedness or contingent liabilities;

•	the issuance of our equity securities;

•	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from any business combination;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;

•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and

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

Risks Related to our Securities

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

•	failure to develop successfully and commercialize our current and potential product candidates;

•	failure to maintain our existing strategic collaborations or enter into new collaborations;

•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our products and product candidates;

•	inability to obtain adequate product supply for our current and potential product candidates or inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

In addition, companies trading in the stock market in general, and in The Nasdaq Capital Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Our common stock is currently listed on The Nasdaq Capital Market. In order to continue to have our securities listed on The Nasdaq Capital Market, we must maintain and comply with certain standards including, but not limited to, standards relating to corporate governance, stockholders’ equity and market value of listed securities. If we are unable to comply with the continued listing requirements of The Nasdaq Capital Market, our securities may be delisted from The Nasdaq Capital Market. If our securities are delisted from The Nasdaq Capital Market, we could face significant adverse consequences including, but not limited to:

•	a limited availability of market quotations for our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced volatility and disruptions in past years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, concerns about medical epidemics, and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. In the past, biotechnology and pharmaceutical companies have experienced significant stock price volatility, particularly when associated with binary events such as clinical trials and product approvals. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

The 2017 comprehensive tax reform could adversely affect our business and financial condition.

The Tax Cuts and Jobs Act of 2017 (the “Tax Cut Act”) among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a single rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), providing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reduction of tax credits under the Orphan Drug Act). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if, and to what extent, various states will conform to the Tax Act. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our securities.

We have no intention of declaring dividends in the foreseeable future.

We have never declared or paid cash dividends on our capital stock, and we do not currently anticipate declaring any dividends in the foreseeable future. We anticipate that we will retain all future earnings for the development, operation, and expansion of our business. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on, among other factors, our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. Investors in our common stock should not expect to receive dividend income on their investment, and investors will be dependent on the appreciation of our common stock, if any, to earn a return on their investment.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies; however, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to  compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (Exchange Act) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential consequences.

If we fail to comply with the rules under Sarbanes-Oxley related to internal controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We are unable to predict the effect that sales may have on the market price of our common stock If any shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

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

As of March 20, 2020, our directors and executive officers beneficially owned approximately 17.1% of our outstanding common stock. Accordingly, our directors and executive officers will have the ability to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit the ability of other stockholders to influence corporate matters. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control.

We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 20, 2020. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

In addition, our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals, that a stockholder might consider favorable. These include provisions:

•

requiring at least 66-2/3% of the voting power of all of our then-outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, to amend the Amended and Restated Bylaws;

•	providing that the authorized number of directors may be changed only by resolution of the board of directors;

•

providing that the directors may only be removed with cause and the affirmative vote of the holders of at least 66-2/3% of the voting power of all of our then outstanding shares of capital stock entitled to vote generally at the election of directors;

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

•

that do not provide for cumulative voting rights (therefore allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose); and

•

providing that special meetings of our stockholders may be called only by the Chairman of the board, our Chief Executive Officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors.

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

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contains an exclusive forum provision with respect to certain actions which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity.

Our Amended and Restated Bylaws provides that, unless the Company consents in writing to the selection of an alternative forum, the following actions must be brought solely and exclusively in the Court of Chancery of the State of Delaware (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders; (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the DGCL, the Company’s certificate of incorporation or the Company’s bylaws; or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine. We believe that the exclusive forum provision may not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We believe that to the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, we believe that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers or other employees. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate and executive offices are located in leased facilities in Austin, Texas and Cambridge, Massachusetts. The Austin lease expires on April 30, 2020. We are currently negotiating a renewal of the lease. The Cambridge lease is month-to-month. We believe our current facilities and those that we believe are available to us are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Capital Market under the symbol “GNPX” on March 29, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 20, 2020, there were approximately 195 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this item.

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

Overview

Genprex™ is a clinical stage gene therapy company developing potentially life-changing treatments for cancer and diabetes. Our cancer therapies are based upon our novel proprietary technology platform, including our lead drug candidate, Oncoprex™ immunogene therapy, or Oncoprex, for non-small cell lung cancer (NSCLC). Oncoprex consists of a tumor suppressor gene inserted into a patient’s cells that has immunomodulatory effects and is thereby considered an “immunogene therapy”.   The gene is one of a series of genes whose therapeutic use is covered by an exclusive worldwide license from The University of Texas MD Anderson Cancer Center.  We also are developing a pre-clinical gene therapy that is covered by an exclusive worldwide license from the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh that has the potential to cure type 1 and type 2 diabetes.  This potential treatment works by reprogramming beta cells in the pancreas to restore their function, allowing them to replenish insulin levels.

Oncology Platform Technologies

Our oncology platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

With Oncoprex, we are initially targeting NSCLC.  According to the World Health Organization, lung cancer is the leading cause of cancer deaths worldwide, causing more deaths than breast, colon, kidney, liver, prostate or skin cancers, and lung cancer is one of the most common types of cancer. Each year, there are more than two million new lung cancer cases and 1.7 million deaths from lung cancer worldwide.

In January, 2020, we received a United States FDA Fast Track Designation for use of Oncoprex™ in combination with EGFR inhibitor osimertinib (AstraZeneca’s Tagrisso®) for the treatment of NSCLC patients with EFGR mutations that progressed after treatment with osimertinib alone. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with osimertinib before their tumors progress is 18 months.  Osimertinib is now considered a new standard of care for NSCLC patients with an EGFR mutation. Given this and receipt of FDA’s Fast Track Designation for use of Oncoprex combined with osimertinib in patients whose tumors progress on osimertinib, we are prioritizing this drug combination and patient population and plan to initiate a Phase I/II clinical trial of Oncoprex combined with osimertinib in late 2020 or early 2021.

Diabetes Gene Therapy

Diabetes is a chronic, metabolic disease characterized by elevated levels of blood glucose (or blood sugar), which leads over time to serious damage to the heart, blood vessels, eyes, kidneys and nerves. The most common is type 2 diabetes, usually in adults, which occurs when the body becomes resistant to insulin or doesn't make enough insulin. In the past three decades the prevalence of type 2 diabetes has risen dramatically. Type 1 diabetes, once known as juvenile diabetes or insulin-dependent diabetes, is a chronic condition in which the pancreas produces little or no insulin by itself.  According to the World Health Organization, about 422 million people worldwide have diabetes and 1.6 million deaths are directly attributed to diabetes each year. Both the number of cases and the prevalence of diabetes have been steadily increasing over the past few decades.

Our diabetes gene therapy was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh.  It works by reprogramming beta cells in the pancreas to restore their function, thereby replenishing levels of insulin. The infusion process uses an endoscope and an adeno-associated virus (AAV) vector to deliver Pdx1 and MafA genes to the pancreas. The proteins these genes express have been shown to transform alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

The diabetes gene therapy has been tested in vivo in mice and nonhuman primates. In studies of diabetic mice, the gene therapy approach restored normal blood glucose levels for an extended period of time, typically around four months. According to Dr. Gittes, the duration of restored blood glucose levels in mice could translate to decades in humans. If successful, this gene therapy could eliminate the need for insulin replacement therapy for diabetic patients.

JOBS Act and Recent Accounting Pronouncements

The JOBS Act, enacted in 2012, provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We have implemented all new accounting pronouncements that are in effect and may affect our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that would have a material impact on our financial position or results of operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted, on our behalf, by third-party service providers, which include the conduct of preclinical studies and clinical trials and use of contract research and manufacturing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are capitalized and included in research and development supplies.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from CROs and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using enacted rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to December 31, 2019. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

•

fees paid to clinical consultants, clinical trial sites and vendors, including CROs in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as patient screening fees, laboratory work, and statistical compilation and analysis; and

•	costs related to compliance with drug development regulatory requirements.

We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to increase in the future as we advance our current and potential product candidates into and through clinical trials, as we expand our clinical programs to a greater number of sites, as we pursue regulatory approval of our current and potential product candidates in the United States and Europe, and as we expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our current and potential product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our current and potential product candidates.

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

Depreciation. Depreciation expense consists of depreciation from our fixed assets consisting of our property, equipment, and furniture. We depreciate our assets over their estimated useful life. We estimate furniture and computer and office equipment to have a 5-year life.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following summarizes our results of operations for the years ended December 31, 2019 and 2018.

Research and Development Expense. Research and development expense was $1,967,007 for the year ended December 31, 2019 as compared to $971,427 for the year ended December 31, 2018. This increase of $995,580, or 102%, was due to our acceleration of preclinical research and manufacturing process development in 2019 in preparation for the advancement of clinical programs.

We expect research and development expense to increase in future periods as we expand our clinical programs to a greater number of sites and our research programs to include new therapy combinations.

General and Administrative Expense. General and administrative expense for the year ended December 31, 2019 was $8,702,596 as compared to $11,386,229 for the year ended December 31, 2018. The decrease  of $2,683,633, or 24%, in general and administrative expense is related primarily to a one-time larger than normal equity-based compensation amount issued in 2018 to recruit and retain executive leadership, board members, and technical experts to our team. Excluding this expense, a decrease of $778,235, or 13%, for the year ended December 31, 2019 versus December 31, 2018 was primarily due to greater expenses incurred in 2018 related to our initial public offering and private placement.

Interest Income. Interest income was $27,905 and $29,184 for the years ended December 31, 2019 and 2018, respectively. This decrease of $1,279, or 4%, was due to changes in rates and balances of our money market instruments in 2019 as we had greater utilization of cash for growing operations and research programs ended December 31, 2019 as opposed to the prior year.

Interest Expense. Interest expense was $0 and $37,982 for the years ended December 31, 2019 and 2018, respectively. This decrease of $37,982 was due to decrease in utilization of debt in the year ended December 31, 2019.

Depreciation Expense. Depreciation expense was $13,070 and $5,885 for the years ended December 31, 2019 and 2018, respectively. The increase of $7,185, or 122%, in depreciation is due to additional equipment purchased and utilized by new employees immediately following the initial public offering and realized in the year ended in December 31, 2019.

Liquidity and Capital Resources

From our inception through December 31, 2019, we have never generated revenue from product sales and have incurred net losses in each year since inception. As of December 31, 2019, we had an accumulated deficit of $40,479,459. Prior to our initial public offering, we funded our operations primarily through the sale and issuance of preferred stock. In connection with our initial public offering, we converted all preferred stock to common stock and forward-split the common stock on a 6.6841954-to-1 basis.

As of December 31, 2019, we had $2,002,492 in cash.

On January 21, 2020, January 27, 2020, and February 19, 2020, we sold in aggregate 13,581,000 shares of our common stock for net proceeds of approximately $23.4 million after commissions and expenses.

We believe the cash at December 31, 2019 on a pro forma as adjusted basis from sales of our securities in 2020 is sufficient to meet our cash, operational and liquidity requirements for at least 24 months. We are actively pursuing opportunities to extend capital resources to advance long-term corporate and research and development objectives.

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

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(6,918,721)	$(6,846,534)
Net cash used in investing activities	(946,899)	(103,317)
Net cash provided by financing activities	1,267,194	15,389,518
Net (decrease) increase in cash	(6,598,426)	8,439,667

Cash used in operating activities

Net cash used in operating activities was $6,918,721 and $6,846,534 for the years ended December 31, 2019 and 2018, respectively. The increase of $72,187, or 1%, in net cash used in operating activities was primarily due to increased general and administrative and research and development expenses in 2019 to support increased operations to support acceleration of our clinical programs.

Cash used in investing activities

Net cash used in investing activities was $946,899 and $103,317 for the years ended December 31, 2019 and 2018, respectively. The increase in net cash used in investing activities of $843,582, or 816%, was primarily due to the purchase and manufacturing of research and development supplies during the year ended December 31, 2019 for use, over time, for clinical and preclinical research programs.

Cash provided by financing activities

Net cash provided by financing activities was $1,267,194 and $15,389,518 for the years ended December 31, 2019 and 2018, respectively. The decrease of $14,122,324, or 92%, in net cash provided by financing activities was due to our initial public offering and private placement in 2018 and less reliance on funding in the year ended December 31, 2019.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included after Part IV of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weakness in our internal control over financial reporting due to lack of segregation of duties.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15f. Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2019 due to a material weakness in our internal controls due to the lack of segregation of duties.

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

During the last quarter of fiscal 2019 and as our operational activities increased, management determined and continues to determine that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness. Management intends to further increase its accounting staff and enhance its system of financial accounting and reporting, as soon as economically feasible and sustainable, to remediate this material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our definitive proxy statement (the “Proxy Statement”) for the 2020 annual meeting of stockholders (the “Annual Meeting”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the information that will be contained in our Proxy Statement for the Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the information that will be contained in our Proxy Statement for the Annual Meeting.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference to the information that will be contained in our Proxy Statement for the Annual Meeting.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our Proxy Statement for the Annual Meeting.

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

4.3

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

4.6		Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

4.7		Warrant Agreement, dated July 27, 2018, issued to Cancer Revolution, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.8		Warrant Agreement, dated July 27, 2018, issued to Inception Capital Management, LLC, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.9		Warrant Agreement, dated July 27, 2018, issued to Cancer Biotech, LLC, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.10		Form of Warrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

4.12	*	Description of Registrant's Securities.

10.1	+

Form of Indemnity Agreement by and between the Registrant and its directors and officers, incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.2	+

Registrant’s 2009 Equity Incentive Plan and Forms of Grant Notices and Agreements thereunder, incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.3	+

Genprex, Inc. 2018 Equity Incentive Plan and Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.4	+	Genprex, Inc. 2018 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.5	+	Genprex, Inc. Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 8, 2018.

Exhibit Number		Description of Exhibit
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

10.15	+

Amended and Restated Executive Employment Agreement, dated May 23, 2018, by and between the Registrant and Julien L. Pham, M.D., M.P.H., incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 30, 2018.

10.16	+

Executive Employment Agreement dated April 13, 2018, by and between the Registrant and Rodney Varner, incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on April 17, 2018.

10.17	+

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

10.19		Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.20	+

Consulting Agreement, dated August 13, 2018, by and between the Registrant and Viet Ly, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018.

10.21		Form of Securities Purchase Agreement dated November 20, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

Exhibit Number		Description of Exhibit
10.22		Form of Securities Purchase Agreement dated January 16, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 17, 2020.

10.23		Form of Securities Purchase Agreement dated January 23, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 24, 2020.

10.24		Exclusive License Agreement dated as of February 11, 2020, by and between the Registrant and the University of Pittsburgh – Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2020.

10.25		Form of Securities Purchase Agreement dated February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2020.

10.26	+	Executive Employment Agreement dated March 12, 2020, by and between the Registrant and Catherine Vaczy, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 23, 2020.

10.27	+	Executive Employment Agreement dated March 12, 2020, by and between the Registrant and Michael Redman, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 23, 2020.

31.1	*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.

Date: March 30, 2020	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Rodney Varner	Chief Executive Officer and Member of the Board of Directors	March 30, 2020
J. Rodney Varner	(Principal Executive Officer)

/s/ Ryan M. Confer	Chief Financial Officer	March 30, 2020
Ryan M. Confer	(Principal Financial and Accounting Officer)

/s/ David E. Friedman	Member of the Board of Directors	March 30, 2020
David E. Friedman

/s/ Robert W. Pearson	Member of the Board of Directors	March 30, 2020
Robert W. Pearson

/s/ Brent Longnecker	Member of the Board of Directors	March 30, 2020
Brent Longnecker

/s/ Jose Antonio Moreno Toscano	Member of the Board of Directors	March 30, 2020
Jose Antonio Moreno Toscano

/s/ Will R. Wilson, Jr.	Member of the Board of Directors	March 30, 2020
Will R. Wilson, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Genprex, Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genprex, Inc. (the “Company”) at December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Boca Raton, FL

March 30, 2020

Genprex, Inc.

Balance Sheets

	2019	2018
Assets
Current assets:
Cash	$2,002,492	$8,600,918
Accounts receivable	655	9,297
Prepaid expenses and other	171,716	236,851
Supplies	801,780	—
Total current assets	2,976,643	8,847,066
Property and equipment, net	44,654	24,354
Other assets:
Security deposits	21,732	18,085
Intellectual property, net	491,200	379,451
Total other assets	512,932	397,536
Total assets	$3,534,229	$9,268,956
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$436,258	$295,069
Other current liabilities	74,426	92,752
Total current liabilities	510,684	387,821
Investment unit	—	—
Commitments and contingencies
Stockholders' equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 19,263,841 and 15,239,148 shares issued and outstanding, respectively	19,264	15,240
Additional paid-in capital	43,483,740	38,690,586
Accumulated deficit	(40,479,459)	(29,824,691)
Total stockholders' equity	3,023,545	8,881,135
Total liabilities and stockholders' equity	$3,534,229	$9,268,956

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Operations

	Year Ended
	December 31,
	2019	2018
Revenues	$—	$—
Cost and expenses:
Depreciation	13,070	5,885
Research and development	1,967,007	971,427
General and administrative	8,702,596	11,386,229
Total costs and expenses	10,682,673	12,363,541
Operating loss	(10,682,673)	(12,363,541)
Interest income	27,905	29,184
Interest expense	—	(37,982)
Net loss	$(10,654,768)	$(12,372,339)
Net loss per share — basic and diluted	$(0.66)	$(0.90)
Weighted average number of common shares — basic and diluted	16,026,980	13,771,020

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2017	11,721,584	$11,721	$17,869,205	$(17,452,352)	$428,574
Issuance of stock for cash	3,282,940	3,284	15,386,234	—	15,389,518
Issuance of stock for services	234,624	235	553,068	—	553,303
Share based compensation	—	—	4,882,079	—	4,882,079
Net loss	—	—	—	(12,372,339)	(12,372,339)
Balance at December 31, 2018	15,239,148	$15,240	$38,690,586	$(29,824,691)	$8,881,135
Issuance of stock for cash	3,517,986	3,518	1,263,676	—	1,267,194
Issuance of stock for services	506,707	506	469,082	—	469,588
Share based compensation	—	—	3,060,396	—	3,060,396
Net loss	—	—	—	(10,654,768)	(10,654,768)
Balance at December 31, 2019	19,263,841	$19,264	$43,483,740	$(40,479,459)	$3,023,545

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Cash Flows

	2019	2018
Cash flows from operating activities:
Net loss	$(10,654,768)	$(12,372,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,070	5,885
Share based compensation	3,529,984	5,435,382
Changes in operating assets and liabilities:
Accounts receivable	8,642	(453)
Prepaid expenses and other	65,135	(213,372)
Deposits	(3,647)	(18,085)
Deferred offering costs	—	759,591
Accounts payable and accrued expenses	141,189	(443,143)
Other current liabilities	(18,326)	—
Net cash used in operating activities	(6,918,721)	(6,846,534)
Cash flows from investing activities:
Additions to property and equipment	(33,370)	(22,435)
Additions to intellectual property	(111,749)	(80,882)
Additions to research and development supplies	(801,780)	—
Net cash used in investing activities	(946,899)	(103,317)
Cash flows from financing activities:
Proceeds from issuances of common stock	1,267,194	15,389,518
Net cash provided by financing activities	1,267,194	15,389,518
Net (decrease) increase in cash	(6,598,426)	8,439,667
Cash, beginning of year	8,600,918	161,251
Cash, end of year	$2,002,492	$8,600,918

See accompanying notes to the financial statements

Genprex, Inc.

Notes to Financial Statements

Note 1 – Description of Business and Basis of Presentation

Genprex™ is a clinical stage gene therapy company developing potentially life-changing treatments for cancer and diabetes. Our cancer therapies are based upon our novel proprietary technology platform, including our lead drug candidate, Oncoprex™ immunogene therapy, or Oncoprex, for non-small cell lung cancer (NSCLC). Oncoprex consists of a tumor suppressor gene inserted into a patient’s cells that has immunomodulatory effects and is thereby considered an “immunogene therapy”.   The gene is one of a series of genes whose therapeutic use is covered by an exclusive worldwide license from The University of Texas MD Anderson Cancer Center.  We also are developing a pre-clinical gene therapy that is covered by an exclusive worldwide license from the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh that has the potential to cure type 1 and type 2 diabetes.  This potential treatment works by reprogramming beta cells in the pancreas to restore their function, allowing them to replenish insulin levels.

Oncology Platform Technologies

Our oncology platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. Oncoprex has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. Oncoprex has also been shown to block mechanisms that create drug resistance.

With Oncoprex, we are initially targeting NSCLC.  According to the World Health Organization, lung cancer is the leading cause of cancer deaths worldwide, causing more deaths than breast, colon, kidney, liver, prostate or skin cancers, and lung cancer is one of the most common types of cancer. Each year, there are more than two million new lung cancer cases and 1.7 million deaths from lung cancer worldwide.

In January, 2020, we received a United States FDA Fast Track Designation for use of Oncoprex™ in combination with EGFR inhibitor osimertinib (AstraZeneca’s Tagrisso®) for the treatment of NSCLC patients with EFGR mutations whose tumors progressed after treatment with osimertinib alone. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with osimertinib before their tumors progress is 18 months.  Osimertinib is now considered a new standard of care for NSCLC patients with an EGFR mutation. Given this and receipt of FDA’s Fast Track Designation for use of Oncoprex combined with osimertinib in patients whose tumors progress on osimertinib, we are prioritizing this drug combination and patient population and plan to initiate a Phase I/II clinical trial of Oncoprex combined with osimertinib in late 2020 or early 2021.

Diabetes Gene Therapy

Diabetes is a chronic, metabolic disease characterized by elevated levels of blood glucose (or blood sugar), which leads over time to serious damage to the heart, blood vessels, eyes, kidneys and nerves. The most common is type 2 diabetes, usually in adults, which occurs when the body becomes resistant to insulin or doesn't make enough insulin. In the past three decades the prevalence of type 2 diabetes has risen dramatically. Type 1 diabetes, once known as juvenile diabetes or insulin-dependent diabetes, is a chronic condition in which the pancreas produces little or no insulin by itself.  According to the World Health Organization, about 422 million people worldwide have diabetes and 1.6 million deaths are directly attributed to diabetes each year. Both the number of cases and the prevalence of diabetes have been steadily increasing over the past few decades.

Our diabetes gene therapy was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh.  It works by reprogramming beta cells in the pancreas to restore their function, thereby replenishing levels of insulin. The infusion process uses an endoscope and an adeno-associated virus (AAV) vector to deliver Pdx1 and MafA genes to the pancreas. The proteins these genes express have been shown to transform alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

The diabetes gene therapy has been tested in vivo in mice and nonhuman primates. In studies of diabetic mice, the gene therapy approach restored normal blood glucose levels for an extended period of time, typically around four months. According to Dr. Gittes, the duration of restored blood glucose levels in mice could translate to decades in humans. If successful, this gene therapy could eliminate the need for insulin replacement therapy for diabetic patients.

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

Note 2 – Summary of Significant Accounting Policies

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. The results of operations for any interim periods are not necessarily indicative of results to be expected for the full year. A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Capital Stock

In connection with the Company’s completed IPO in April 2018, all of the Company’s Preferred Stock and Non-Voting Common Stock were converted into shares of the Company’s Common Stock. The Company’s Common Stock was then forward-split at a ratio of 6.6841954-to-1. Furthermore, prior to the closing of the IPO, the Company’s Certificate of Incorporation was amended and restated to provide the Company with the authority to issue up to 210,000,000 shares of stock consisting of 200,000,000 shares of Common Stock at a par value of $0.001 per share and 10,000,000 shares of Preferred Stock at a par value of $0.001 per share.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have no cash equivalents, and had $1,761,278 and $8,465,768 in excess of FDIC insured limits of $250,000 at  December 31, 2019 and December 31, 2018 respectively.

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

Research and Development Materials Costs

Research and development expenditures are comprised of costs incurred to conduct research and development activities. These include payments to collaborative research partners, including wages and associated employee benefits, facilities and overhead costs. These expenditures relate to preclinical, Phase I, and Phase II clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in research and development supplies. Research and development supplies purchased and capitalized for future use was $801,780 and $0 at December 31, 2019 and December 31, 2018, respectively.

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings.  There were no changes in the fair value of the Investment Unit at December 31, 2019. In August 2019, the remaining articles of the Investment Unit were terminated.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2019 and December 31, 2018, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after December 31, 2019 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3 – Intellectual Property

We have exclusive license agreements on thirty-four (34) issued patents for technologies developed by researchers at the National Cancer Institute, the University of Texas MD Anderson Cancer Center ("MDACC"), the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

Note 4 – Investment Unit

The Texas Emerging Technology Fund (“TETF”) was created as an incentive for economic development to the Texas economy by providing financial support that leverages private investment for the creation of high-quality technology jobs in Texas. The award received required us to comply with certain performance conditions to ensure the monies the Company received were used for development activities in the state of Texas, and that we maintained our corporate nexus in Texas. Further, in connection with the award, the Company issued an Investment Unit to the TETF. On September 25, 2017 and again on August 16, 2019, the Company entered into Termination Agreements with the Texas Treasury Safekeeping Trust Company ("TTSTC"), the entity managing and controlling TETF interests, that terminated Article II and the all remaining Articles of the Investment Unit, respectively, so that the entirety of the Investment Unit was effectively terminated. As further described below, the Investment Unit consisted of a Promissory Note and a Right to Purchase.

Promissory Note

The Promissory Note was an obligation to repay the $4.5 million principal amount, with interest accrued at 8% per annum, but only if an event of default occurred prior to August 13, 2020. If no event of default occurred prior to August 13, 2020, the Promissory Note and all related interest would be cancelled.

Consistent with the stated objectives of the TETF, an event of default that would trigger the repayment obligation under the Promissory Note was a failure to maintain our principal place of business or our principal executive offices headquartered in the State of Texas (referred to as the “Residency Requirement”) until August 13, 2020.

Warrant

The Warrant was an obligation to issue (a Right to purchase by the TETF) shares of the same class of stock to be issued in a “First Qualifying Financing Transaction,” at 80% of the per share transaction value (effectively a 20% discount). Alternatively, the TETF could exercise its right to purchase at any time prior to the occurrence of a First Qualifying Financial Transaction for $0.001 per share.

The Warrant included a provision that required changes in the strike price, driven by the pricing of the “First Qualifying Financing Transaction.” As a result, the Warrant embedded in the Investment Unit was accounted for as a derivative financial instrument and classified outside of equity under ASC 815-40-15 as the settlement adjustment from the future transaction did not permit for the strike price to be considered fixed.

On March 12, 2014, the TETF exercised its Right to Purchase for $0.001 per share, and we issued to the TETF an aggregate of 184,797 shares of our Series B preferred stock. These shares were subsequently forward-split and converted to 1,235,219 shares of Common Stock in connection with our IPO.

Accounting for the Investment Unit

We accounted for the Investment Unit as a hybrid financial instrument under FASB Statement 155, and measured the Investment Unit at the amount of proceeds received from the TETF award. The First Qualifying Financial Transaction occurred during December 2013, resulting in an adjustment to the fair value of the Investment Unit in the amount of approximately $2.5 million. The TETF exercised the Warrant for $0.001 per share. We received notice of purchase from the TETF during March 2014, and issued 184,797 shares of Series B Preferred Stock, which has since been converted to 1,235,219 shares of Common Stock upon completion of the Company’s IPO. Upon exercise by the TETF of the Warrant, the remaining component within the Investment Unit was the Promissory Note. The Investment Unit was valued at zero, because our obligation to repay the Promissory Note arose from an event of default (a failure to maintain the Texas Residency Requirement), which was an event which rested entirely within our control.

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

Registered Direct Offering

On November 22, 2019, the Company completed a registered direct offering (“RDO”), whereby the Company sold to investors an aggregate of 3,167,986 shares of the Company’s common stock at $0.40 per share and warrants to purchase up to 3,167,986 shares of the Company’s common stock at an exercise price of $0.46 per share. The warrants are first exercisable on May 22, 2020. The Company received net proceeds of approximately $1,093,000 after commissions and expenses. Additionally, the underwriters have been issued warrants to purchase common stock equal to 7% of the aggregate number of shares of Common Stock issued and issuable pursuant to the RDO (including shares underlying any warrants and options), or 443,518 shares of Common Stock at an exercise price of 125% of the RDO price per share, or $0.58 per share.

In connection with the closing of the Company’s RDO, the Company further adjusted the warrants to purchase up to 2,283,740 shares of the Company's common stock, that had been issued as part of the May 9, 2018 Private Placement and adjusted in August 2018 to (i) reduce the exercise price for each share from $4.25 per share to $0.46 per share, (ii) extended the exercisable date of these warrants to May 22, 2020, and (iii) extended the termination date of the warrants by six months and one day.

Stock Issuances

During the year ended December 31, 2019, we issued (i) 3,167,986 shares of Common Stock from the Company’s RDO for cash of $1,267,194, (ii) 506,707 shares of Common Stock for service provided to us, valued at $469,588, and (iii) we issued 350,000 shares of Common Stock held in abeyance for an investor in the Private Placement.

During the year ended December 31, 2018, we issued (i) 200,009 shares of Common Stock, taking into account the forward-split ratio from the Company’s IPO, for service provided to us, valued at $553,303, and we issued (ii) 3,282,940 shares of Common Stock in the Company’s IPO and Private Placement for cash of $16,400,000.

Preferred Stock

In connection with the Company’s IPO, all Preferred Stock included in Series A through Series G, totaling 1,394,953 shares at December 31, 2018, were converted into 9,324,177 shares of Common Stock in association with the forward-split (See Capital Stock Note). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of Preferred Stock at a par value of $0.001 per share, none of which are outstanding as of December 31, 2019.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting Common Stock automatically converted into Voting Common Stock on a one-to-one basis. Immediately following the completion of the IPO, the Company is authorized to issue 200,000,000 shares of Common Stock at a par value of $0.001 per share, all of which is Voting Common Stock. There were 19,263,841 shares of Common Stock outstanding at December 31, 2019.

Common Stock Purchase Warrants

Common Stock purchase warrant activity for the years ended December 31, 2019 and 2018 respectively are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at January 1, 2018	748,060	$5.17
Issued	3,166,492	1.74
Cancelled or expired	(15,385)	—
Exercised	(34,615)	—
Outstanding at December 31, 2018	3,864,552	$2.36
Issued	3,611,504	0.47
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2019	7,476,056	$1.45

In the year ending December 31, 2019, we (i) issued warrants to purchase 3,167,986 shares of our Common Stock at $0.46 per share to the investors in the Company’s RDO, (ii) issued warrants to purchase 443,518 shares of our Common Stock at $0.58 per share to the underwriter of the Company’s RDO, and (iii) reduced the purchase price of the warrants, issued to investors in the Company’s Private Placement in May 2018, to purchase 2,283,740 shares of the Company’s common stock from $4.25 per share to $0.46 per share.

In the year ended December 31, 2018, we granted (i) warrants to purchase 38,400 shares of our Common Stock at $6.25 per share to the underwriter of the Company’s IPO and (ii) warrants to purchase 2,283,740 shares of our Common Stock at $4.25 per share to the investors in the Company’s private placement. We also granted warrants to purchase up to 844,352 shares of Common Stock in consideration of services valued at $2,203,506 including (i) warrants to purchase up to 425,000 shares of Common Stock to Cancer Revolution, LLC, (ii) warrants to purchase up to 225,000 shares of Common Stock to Cancer Biotech, LLC, (iii) warrants to purchase up to 144,352 shares of Common Stock to Inception Capital Management, LLC, and (iv) warrants to purchase up to 50,000 shares of Common Stock to World Wide Holdings, LLC at $5.00 per share.

On January 29, 2018, the Company entered into an agreement with a consultant whereby the Company agreed to grant warrants to purchase 6,000 shares of our Common Stock at $5.00 per share in consideration of services valued at $30,000 provided to the company. As of December 31, 2019, the Company has not issued these warrant shares.

On September 20, 2018, World Wide Holdings, LLC exercised its warrant to purchase 50,000 shares of our Common Stock via a cashless exercise option. As a result, the Company issued 34,615 shares of Common Stock to World Wide Holdings in exchange for the cashless exercise of the warrant and the remaining 15,385 shares of Common Stock were cancelled.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders have approved and adopted the Company’s 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the completion of the IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants, and affiliates.

A total of 4,160,000 shares of Common Stock are available under the 2018 Plan, which includes 554,963 shares of Common Stock reserved for issuance under our 2009 Equity Incentive Plan that were added to the 2018 Plan. No further grants will be made under the 2009 Plan and any shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan will instead be added to the shares initially reserved under the 2018 Plan.

In addition, the number of shares of Common Stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 by 5% of the total number of shares of the Company’s Common Stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the 2018 Plan. On January 1, 2019 and 2020, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 761,957 and 963,192 shares, respectively.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders have approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on the completion of the IPO on April 3, 2018. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights granted to our eligible employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2019 by the lesser of 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a number determined by the administrator of the ESPP. The administrator of the ESPP, which is our Board of Directors, determined not to increase the number of shares for issuance under the ESPP on January 1, 2019 or January 1, 2020 due to the ESPP not currently being utilized.

Stock Options

As of December 31, 2019, the Company has outstanding stock options to purchase 5,982,923 shares of Common Stock that have been granted to various employees, vendors and independent contractors. These options can vest immediately or over periods ranging from twelve (12) to forty-eight (48) months, are exercisable for a period of ten years, and enable the holders to purchase shares of our Common Stock at exercise prices ranging from $0.001 - $9.80. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term:	10 years
Risk-free rate:	1.51% – 2.63%
Volatility:	75.98% – 79.89%
Dividend yield:	0%

In the year ending December 31, 2019, Company granted stock options to employees and consultants to purchase 1,744,300 shares of Common Stock with exercise prices ranging from $0.30 to $1.62 per share and cancelled options to purchase 297,058 shares of Common Stock due to the inactivity of service providers.

In the year ended December 31, 2018, the Company granted stock options to employees and consultants to purchase 2,034,525 shares of Common Stock with exercise prices ranging from $2.15 to $9.80 per share and cancelled options to purchase 127,593 shares of Common Stock due to the inactivity of the service providers.

The weighted average remaining contractual term for the outstanding options at December 31, 2019 and 2018 is 7.45 and 7.74 years, respectively.

Stock option activity for the years ended December 31, 2019 and 2018, respectively, is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at January 1, 2018	2,628,749	$1.31
Options granted	2,034,525	6.21
Options exercised	—	—
Options expired	(127,593)	—
Outstanding at December 31, 2018	4,535,681	$3.31
Options granted	1,744,300	1.48
Options exercised	—	—
Options expired	(297,058)	—
Outstanding at December 31, 2019	5,982,923	$2.66

Share-Based Compensation

As of December 31, 2019, the Company’s total compensation cost related to nonvested time-based stock option awards granted to employees and board members and not yet recognized was approximately $4.5 million. The Company expects to record this stock-based compensation expense over the next two years, in the amount of $4.3 million with respect to stock option awards using a graded vesting method and $0.2 million with respect to stock option awards using a cliff vesting method. As of December 31, 2019, the weighted average term over which these expenses are expected to be recognized are 1.86 years and 0.47 years, for stock options granted using a graded vesting method and a cliff vesting method respectively.

As of December 31, 2019, the Company’s total compensation cost related to nonvested performance-based stock option awards granted to an employee and not yet recognized was approximately $1.3 million. The entirety of this award may be recognized and recorded, upon the achievement of certain milestones, within 1.35 years from December 31, 2019.

In the year ended December 31, 2019, the Company's total share-based compensation was approximately $3.5 million with approximately $3.0 million representing the vesting of options issued to service providers, employees, and board members.

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

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company, currently affiliated with Rodney Varner, our CEO. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, providing us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from the University of Texas MD Anderson Cancer Center.

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

The Company entered into a consulting agreement with Viet Ly on April 19, 2018. The Company agreed to pay Mr. Ly at an initial rate of $175,000 per year, with compensation variable from time-to-time as determined by the Company, for strategic consulting services.

Note 7 - Commitments and Contingencies

Leases

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC, to establish and lease offices at the Cambridge Innovation Center in Cambridge, Massachusetts. The Company does not have a long-term agreement in place to occupy this location, but rather occupies on a month-to-month basis.

On April 16, 2018, the Company also executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School in Austin, Texas. The Company pays $2,050 per month to occupy this location and the lease is effective until April 30, 2020.

Commitments

MD Anderson

We have entered into a clinical study agreement with the University of Texas MD Anderson Cancer Center in Houston, Texas, to administer a Phase I/II clinical trial, combining FUS1-nanoparticles and Erlotinib in Stage IV lung cancer patients. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.

In July 2018, the Company entered into a two-year sponsored research agreement with MD Anderson Cancer Center to sponsor preclinical studies focused on the combination of TUSC2 with an immunotherapy with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.

In 2009, we agreed to assume certain contractual and other obligations of IRI in consideration for the sublicense rights, expertise, and assistance associated with the assignment of certain technologies and intellectual property. We also agreed to pay royalties of one percent (1%) on sales of resulting Licensed Products, for a period of 21 years following the termination of the last of the MD Anderson License Agreement and Sublicense Agreement, to IRI and we assumed patent prosecution costs and an annual minimum royalty of $20,000 payable to the National Institutes of Health.

National Institutes of Health

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

As a result of our modified agreement with the NIH, we have recognized the exchange of the $120,000 fixed obligation for the $240,000 contingent obligation as a $120,000 reduction to intellectual property expense (classified within General and Administrative Expense) during the first quarter of 2017. The $240,000 contingent obligation which increases annually by $20,000 and is $280,000 as of December 31, 2019 will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

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
0%

At December 31, 2019, the Company has a net operating loss carryforward of approximately $16.5 million for Federal and state purposes.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2019 and December 31, 2018.  The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9 – Subsequent Events

Reserves of 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan

On January 1, 2020, the total shares of common stock reserved under the 2018 Equity Incentive Plan increased 963,192 shares. On March 18, 2020, the Company's Board of Directors determined that no additional shares would be reserved during the 2020 fiscal year for the 2018 Employee Stock Purchase Plan given that no shares have yet been issued under the plan.

Regulatory Designation

On January 14, 2020, the Company received U.S. FDA Fast Track Designation for its Oncoprex immunogene therepay in combination with the EGFR tyrosine kinase inhibitor osimertinib.

Registered Direct Offerings

On January 21, 2020, the Company completed a registered direct offering, in which the Company sold to an accredited investor 961,000 shares of the Company’s common stock at $0.24 per share. The Company received net proceeds of approximately $200,000 after commissions and expenses.

On January 23, 2020, the Company completed a registered direct offering, in which the Company sold to investors an aggregate of 7,620,000 shares of the Company’s common stock at $1.05 per share. The Company received net proceeds of approximately $7.2 million after commissions and expenses.

On February 19, 2020, the Company amended its Registration Statement on Form S-3 to increase the maximum offering size by approximately $3,000,000. On February 21, 2020, the Company completed a registered direct offering under the amended S-3 Registration Statement, in which the Company sold to investors an aggregate of 5,000,000 shares of the Company’s common stock at $3.50 per share. The Company received net proceeds of approximately $16 million after commissions and expenses.

Option Grants

On January 25, 2020, the Company’s Board of Directors approved the grant of stock options to purchase a total of 40,000 shares of Common Stock to key service providers.

On March 12, 2020, in connection with appointments of new officers, the Company granted stock options to newly appointed officers to purchase an aggregate of 1,090,000 shares of Common Stock.

On March 18, 2020, in connection with appointments of new directors, the Company granted stock options to newly appointed directors to purchase an aggregate of 35,325 shares of Common Stock.

License Agreement

On February 11, 2020, the Company entered into an exclusive license agreement with the University of Pittsburgh for patented gene therapy technologies used in the treatment of Type 1 and Type 2 diabetes.

Director & Officer Appointments

On March 12, 2020, the Company appointed Catherine M. Vaczy, as Executive Vice President and Chief Strategy Officer, and Michael T. Redman, as Executive Vice President and Chief Operating Officer.

On March 18, 2020, the Company's Board of Directors appointed three independent directors. Brent Longnecker was appointed to the Board as a Class I director. Jose Antonio Moreno Toscano was appointed to the Board as a Class III director. Will R. Wilson Jr. was appointed to the Board as a Class II director.