Form 10-Q
period 2020-03-31
Genprex, Inc.
filed 2020-05-14
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission file number: 001-38244

GENPREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	90 - 0772347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 Trinity Street, Bldg. B, Suite 3.322, Austin, TX	78712
(Address of principal executive offices)	(Zip Code)

(512) 537-7997

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNPX	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 11, 2019, the registrant had 32,854,841 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;

●	the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	risks associated with our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intensions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$23,079,591	$2,002,492
Accounts receivable	—	655
Prepaid expenses and other	69,568	171,716
Supplies	882,637	801,780
Total current assets	24,031,796	2,976,643
Property and equipment, net	50,713	44,654
Other assets:
Security deposits	21,732	21,732
Intellectual property, net	535,944	491,200
Total other assets	557,676	512,932
Total assets	$24,640,185	$3,534,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$638,392	$436,258
Other current liabilities	58,834	74,426
Total current liabilities	697,226	510,684
Investment unit	—	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 32,849,841 and 19,263,841 shares issued and outstanding, respectively	32,850	19,264
Additional paid-in capital	69,955,788	43,483,740
Accumulated deficit	(46,045,679)	(40,479,459)
Total stockholders’ equity	23,942,959	3,023,545
Total liabilities and stockholders’ equity	$24,640,185	$3,534,229

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$—	$—
Cost and expenses:
Depreciation	5,353	2,931
Research and development	1,477,877	508,042
General and administrative	4,092,996	1,659,796
Total costs and expenses	5,576,226	2,170,769
Operating loss	(5,576,226)	(2,170,769)
Interest income	10,006	11,923
Net loss	$(5,566,220)	$(2,158,846)
Net loss per share—basic and diluted	$(0.20)	$(0.14)
Weighted average number of common shares— basic and diluted	27,952,742	15,335,772

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2018	15,239,148	$15,240	—	$—	$38,690,586	$(29,824,691)	$8,881,135
Issuance of stock for cash	200,000	200	—	—	—	—	200
Issuance of stock for services	121,617	122	—	—	—	—	122
Share based compensation	—	—	—	—	522,700	—	522,700
Net loss	—	—	—	—	—	(2,158,846)	(2,158,846)
Balance at March 31, 2019	15,560,765	$15,562	—	$—	$39,213,286	$(31,983,537)	$7,245,311

Balance at December 31, 2019	19,263,841	$19,264	—	$—	$43,483,740	$(40,479,459)	$3,023,545
Issuance of stock for cash	13,581,000	13,581	—	—	25,718,059	—	25,731,640
Issuance of stock for services	5,000	5	—	—	1,545	—	1,550
Share based compensation	—	—	—	—	752,444	—	752,444
Net loss	—	—	—	—	—	(5,566,220)	(5,566,220)
Balance at March 31, 2020	32,849,841	$32,850	—	$—	$69,955,788	$(46,045,679)	$23,942,959

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,566,220)	$(2,158,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,353	2,931
Share based compensation	753,994	523,022
Changes in operating assets and liabilities:
Accounts receivable	655	9,297
Prepaid expenses and other	102,148	136,593
Deposits	—	1,950
Accounts payable and accrued expenses	202,134	(88,818)
Other current liabilities	(15,592)	(67,922)
Net cash used in operating activities	(4,517,528)	(1,641,793)
Cash flows from investing activities:
Additions to property and equipment	(11,412)	(4,111)
Additions to intellectual property	(44,744)	(9,220)
Additions to research and development supplies	(80,857)	—
Net cash used in investing activities	(137,013)	(13,331)
Cash flows from financing activities:
Proceeds from issuances of stock	25,731,640	—
Net cash provided by financing activities	25,731,640	—
Net increase (decrease) in cash	21,077,099	(1,655,124)
Cash, beginning of period	2,002,492	8,600,918
Cash, end of period	$23,079,591	$6,945,794

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Genprex, Inc. ("we" or "the Company") is a clinical stage gene therapy company developing potentially life-changing treatments for cancer and diabetes. Our cancer therapies are based upon our novel proprietary technology platform, including our lead drug candidate, Oncoprex™ immunogene therapy ("Oncoprex"), for non-small cell lung cancer ("NSCLC"). Oncoprex consists of a tumor suppressor gene inserted into a patient’s cells that has immunomodulatory effects and is thereby considered an “immunogene therapy”.   The gene is one of a series of genes whose therapeutic use is covered by an exclusive worldwide license from The University of Texas MD Anderson Cancer Center ("MD Anderson"). We also are developing a pre-clinical gene therapy that is covered by an exclusive worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education that has the potential to cure type 1 and type 2 diabetes. This potential treatment works by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

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

With Oncoprex, we are initially targeting NSCLC. According to the World Health Organization, in 2018 lung cancer was the leading cause of cancer deaths worldwide, causing more deaths than colorectal, breast, liver or stomach cancers. In 2018, there were more than 2 million new lung cancer cases and 1.7 million deaths from lung cancer worldwide. In the United States, according to the American Cancer Society, it is estimated that in 2020 there will be more than 228,000 new cases of lung cancer and more than 135,000 deaths from lung cancer.  The American Society of Clinical Oncology reports that NSCLC represents 84 percent of all lung cancers and has a 24 percent five-year relative survival rate. However, according to the National Cancer Institute, 57 percent of lung cancer diagnoses are distant, or have metastasized, and the five-year relative survival rate for Stage IV (metastatic) NSCLC is approximately 5 percent. We believe that there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe that Oncoprex may be suitable for a majority of NSCLC patients.

In January 2020, we received a United States Food and Drug Administration ("FDA") Fast Track Designation for use of Oncoprex in combination with epidermal growth factor receptor ("EGFR") inhibitor osimertinib (AstraZeneca’s Tagrisso®) for the treatment of NSCLC patients with EFGR mutations whose tumors progressed after treatment with osimertinib alone. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with osimertinib before their tumors progress is approximately 18 months. Osimertinib is now considered a new standard of care for NSCLC patients with an EGFR mutation. Given this and receipt of FDA’s Fast Track Designation for use of Oncoprex combined with osimertinib in patients whose tumors progress on osimertinib, we are prioritizing this drug combination and patient population and plan to initiate a Phase I/II clinical trial of Oncoprex combined with osimertinib in late 2020 or early 2021.

In 2019, preclinical data was presented by MD Anderson collaborators for the combination of TUSC2, the active agent in Oncoprex, with pembrolizumab (Merck’s Keytruda®), showing that TUSC2 combined with the checkpoint blockade mechanism of action of pembrolizumab was more effective than pembrolizumab alone in increasing the survival of mice with human immune cells (humanized mice) that had metastatic lung cancer. Also presented in 2019 by MD Anderson was pre-clinical data for the combination of TUSC2, pembrolizumab and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2, increases the effectiveness of pembrolizumab and chemotherapy, and thus, may improve on first-line standard of care for lung cancer. In early May 2020, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System on Behalf of MD Anderson for the use of TUSC2 in combination with immunotherapies, including pembrolizumab.

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

Diabetes Gene Therapy

Diabetes is a chronic, metabolic disease characterized by elevated levels of blood glucose (or blood sugar), which leads over time to serious damage to the heart, blood vessels, eyes, kidneys and nerves. The most common is type 2 diabetes, usually in adults, which occurs when the body becomes resistant to insulin or does not make enough insulin. In the past three decades the prevalence of type 2 diabetes has risen dramatically. Type 1 diabetes, once known as juvenile diabetes or insulin-dependent diabetes, is a chronic condition in which the pancreas produces little or no insulin by itself. According to the  International Diabetes Federation, in 2019 approximately 463 million people worldwide had diabetes and 4.2 million deaths were  attributed to diabetes. Both the number of cases and the prevalence of diabetes have been steadily increasing over the past few decades.

Our diabetes gene therapy was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh. The therapy utilizes an infusion process in which an endoscope and an adeno-associated virus vector are used to deliver Pdx1 and MafA genes to the pancreas. The proteins these genes express have been shown to transform alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

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

Capital Requirements, Liquidity and Going Concern Considerations

Our condensed financial statements are prepared using the generally accepted accounting principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed financial statements, we have sustained substantial losses from operations since inception and have no current source of revenue. In addition, we have used, rather than provided, cash in our operations. We expect to continue to incur significant expenditures to further clinical trials for the commercial development of our product candidates.

Management recognizes that we must obtain additional capital resources to successfully commercialize our product candidates.  To date, we have received funding in the form of equity and debt, and we plan to seek additional funding in the future. However, no assurances can be given that we will be successful in raising additional capital.  If we are not able to timely and successfully raise additional capital, the timing of our clinical trials, financial condition and results of operations will continue to be materially and adversely affected. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities.

Note 2 - Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with GAAP. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2020. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020. A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

Capital Stock

In connection with the Company’s initial public offering ("IPO") in April 2018, all of the Company’s preferred stock and non-voting common stock were converted into shares of the Company’s common stock. The Company’s common stock was then forward-split at a ratio of 6.6841954-to-1. Furthermore, prior to the closing of the IPO, the Company’s Certificate of Incorporation was amended and restated to provide the Company with the authority to issue up to 210,000,000 shares of stock consisting of 200,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001 per share.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have no cash equivalents, and had $22,829,591 and $1,761,278 in excess of FDIC insured limits of $250,000 at March 31, 2020 and December 31, 2019, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Accounting Standard Codification ("ASC") 820, Fair Value Measurements and Disclosures, defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Research and Development Costs

Research and development expenditures are comprised of costs incurred to conduct research and development activities. These include payments to collaborative research partners, manufacturing, and clinical strategy partners, wages and associated employee benefits, facilities and overhead costs. These expenditures relate to our preclinical, Phase I, and Phase II clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in research and development supplies. Supplies purchased and capitalized for future use was $882,637 and $801,780 at March 31, 2020 and December 31, 2019, respectively.

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

Financial Instruments

We have elected the Fair Value Option to account for the Investment Unit at fair value as a combined hybrid financial instrument containing a Warrant and a Note (see Note 4 - Investment Unit). Prior to its exercise, the Warrant component was not classified within equity, as the exercise price of the Warrant was affected by the market price of our stock in a future qualifying financing transaction and was not considered to be indexed to our own stock. The Note is not classified within liabilities, as our management can determine the timing of the repayment obligation, if any. As a result, the Warrant and Note that comprised the Investment Unit were aggregated and classified within the mezzanine section of the balance sheet.

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings. In August 2019, the remaining articles of the Investment Unit were terminated.  There were no changes in the fair value of the Investment Unit at March 31, 2020.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after March 31, 2020 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3 - Intellectual Property

On February 11, 2020, we entered into an exclusive license agreement with the University of Pittsburgh for patented gene therapy technologies relating to the potential treatment of Type 1 and Type 2 diabetes.

We have exclusive license agreements on 34 issued patents for technologies developed by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

Note 4 -  Investment Unit

The TETF was created as an incentive for economic development to the Texas economy by providing financial support that leverages private investment for the creation of high-quality technology jobs in Texas. The award received required us to comply with certain performance conditions to ensure the monies the Company received were used for development activities in the State of Texas, and to maintain our corporate nexus in Texas. Further, in connection with the award, the Company issued the Investment Unit to the TETF. On September 25, 2017 and again on August 16, 2019, the Company entered into termination agreements with the Texas Treasury Safekeeping Trust Company, the entity managing and controlling TETF interests, which terminated Article II and all remaining Articles of the Investment Unit, respectively, so that the entirety of the Investment Unit was effectively terminated. As further described below, the Investment Unit consisted of a Note and a Warrant.

Promissory Note

The Note was an obligation to repay the $4.5 million principal amount, with interest accrued at 8% per annum, but only if an event of default occurred prior to August 13, 2020. If no event of default occurred prior to August 13, 2020, the Note and all related interest would be cancelled.

Consistent with the stated objectives of the TETF, an event of default that would trigger the repayment obligation under the Note was a failure to maintain our principal place of business or our principal executive offices headquartered in the State of Texas (referred to as the “Texas Residency Requirement”) until August 13, 2020.

Warrant

The Warrant was an obligation to issue (a Right to Purchase by the TETF) shares of the same class of stock to be issued in a “First Qualifying Financing Transaction,” at 80% of the per share transaction value (effectively a 20% discount). Alternatively, the TETF could exercise its right to purchase at any time prior to the occurrence of a First Qualifying Financing Transaction for $0.001 per share.

The Warrant included a provision that required changes in the strike price, driven by the pricing of the “First Qualifying Financing Transaction.” As a result, the Warrant embedded in the Investment Unit was accounted for as a derivative financial instrument and classified outside of equity under ASC 815-40-15, as the settlement adjustment from the future transaction did not permit for the strike price to be considered fixed.

On March 12, 2014, the TETF exercised its Warrant for $0.001 per share, and we issued to the TETF an aggregate of 184,797 shares of our Series B preferred stock. These shares were subsequently forward-split and converted into an aggregate of 1,235,219 shares of our common stock in connection with our IPO.

Accounting for the Investment Unit

We accounted for the Investment Unit as a hybrid financial instrument under Financial Accounting Standards Board Statement 155, and measured the Investment Unit at the amount of proceeds received from the TETF award. The First Qualifying Financing Transaction occurred during December 2013, resulting in an adjustment to the fair value of the Investment Unit in the amount of approximately $2.5 million. The TETF exercised the Warrant for $0.001 per share. We received notice of exercise from the TETF during March 2014, and issued 184,797 shares of Series B preferred stock, which were converted to 1,235,219 shares of our common stock upon completion of our IPO. Upon exercise by the TETF of the Warrant, the remaining component within the Investment Unit was the Note. The Investment Unit was valued at zero, because our obligation to repay the Note arose from an event of default (a failure to maintain the Texas Residency Requirement), which was an event which rested entirely within our control.

Note 5 - Equity

Registered Direct Offerings

On November 22, 2019, the Company completed a registered direct offering (“2019 RDO”), whereby the Company sold to investors an aggregate of 3,167,986 shares of the Company’s common stock at $0.40 per share and warrants to purchase up to 3,167,986 shares of the Company’s common stock at an exercise price of $0.46 per share. The warrants are first exercisable on May 22, 2020. The Company received net proceeds of approximately $1,093,000 after commissions and expenses. Additionally, the placement agent has been issued warrants to purchase common stock equal to 7% of the aggregate number of shares of common stock issued and issuable pursuant to the 2019 RDO (including shares underlying any warrants), or 443,518 shares of common stock at an exercise price of 125% of the 2019 RDO price per share, or $0.50 per share.

In connection with the closing of the 2019 RDO, the Company further adjusted the warrants to purchase up to 2,283,740 shares of the Company's common stock, which had been issued as part of the Company's May 9, 2018 private placement and adjusted in August 2018 to (i) reduce the exercise price for each share from $4.25 per share to $0.46 per share, (ii) extend the date upon which such warrants could be initially exercised to May 22, 2020, and (iii) extend the termination date of such warrants by six months and one day.

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

Stock Issuances

During the three months ended March 31, 2020, we issued (i) 13,581,000 shares of common stock in the Company's registered direct offerings for cash of $25,731,640, and (ii) 5,000 shares of common stock for service provided to us, valued at $1,550.

During the year ended December 31, 2019, we issued (i) 3,167,986 shares of common stock in the 2019 RDO for cash of $1,267,194, (ii) 506,707 shares of common stock for services provided to us, valued at $469,588, and (iii) 350,000 shares of common stock held in abeyance for an investor in our May 9, 2018 private placement.

Preferred Stock

In connection with the Company’s IPO, all preferred stock included in Series A through Series G preferred stock, totaling 1,394,953 shares at March 31, 2018 were converted to an aggregate of 9,324,177 shares of the Company's common stock in association with the forward-split (See Note 2 - Capital Stock). Upon the completion of the IPO, the Company became authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at March 31, 2020.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting common stock automatically converted into voting common stock on a one-to-one basis. Immediately following the completion of the IPO, the Company became authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There are 32,849,841 shares of common stock outstanding at March 31, 2020.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended March 31, 2020 and December 31, 2019, respectively, are as follows:

	Number of	Weighted Avg.
	Warrants	Exercise Price
Outstanding at January 1, 2019	3,864,552	$2.36
Issued	3,611,504	0.46
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2019	7,476,056	$1.45
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at March 31, 2020	7,476,056	$1.45

The Company did not issue warrants in the three-month period ended March 31, 2020.

In the year ended December 31, 2019, we (i) issued warrants to purchase 3,167,986 shares of our common stock at an exercise price of $0.46 per share to the investors in the 2019 RDO, (ii) issued warrants to purchase 443,518 shares of our common stock at an exercise price of $0.50 per share to the placement agent in the 2019 RDO, and (iii) reduced the purchase price of the warrants, issued to investors in the May 9, 2018 private placement, to purchase 2,283,740 shares of the Company’s common stock from $4.25 per share to $0.46 per share.

On January 29, 2018, the Company entered into an agreement with FundAthena, Inc. whereby the Company agreed to grant warrants to purchase 6,000 shares of common stock at an exercise price of $5.00 per share in consideration of services valued at $30,000 provided to the Company. At March 31, 2020, the Company has not issued these warrants.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders have approved and adopted the Company’s 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the completion of the IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants.

A total of 4,160,000 shares of common stock are available under the 2018 Plan, which includes 554,963 shares of common stock reserved for issuance under our 2009 Equity Incentive Plan that were added to the 2018 Plan. No grants have been made under the 2009 Plan since our IPO, and no further grants will be made under the 2009 Plan. Any shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan will instead be added to the shares initially reserved under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders have approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on the completion of the IPO on April 3, 2019. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights granted to our eligible employees. The number of shares of common stock reserved for issuance will automatically increase on January 1 of each calendar year, from January 1, 2019 by the lesser of 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year or a number determined by the administrator of the ESPP. The administrator of the ESPP, which is our Board of Directors, determined not to increase the number of shares reserved for issuance under the ESPP on January 1, 2019 or January 1, 2020.

Stock Options

As of March 31, 2020, the Company has outstanding stock options to purchase 7,148,248 shares of common stock that have been granted to various employees, directors, and independent contractors. These options can vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.001 to $9.80 per share. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term:	10 years
Risk-free rate:	0.21% – 2.63%
Volatility:	75.98% – 79.89%
Dividend yield:	0%

In the three-month period ending March 31, 2020, the Company granted stock options to employees and consultants to purchase an aggregate of 1,165,325 shares of the Company's common stock with exercise prices ranging from $1.28 to $2.67 per share.

In the year ending December 31, 2019, Company granted stock options to employees and consultants to purchase an aggregate of 1,744,300 shares of common stock with exercise prices ranging from $0.30 to $1.62 per share and cancelled options to purchase 297,058 shares of common stock due to the inactivity of service providers.

The weighted average remaining contractual term for the outstanding options at March 31, 2020 and December 31, 2019 is 7.64 and 7.45 years, respectively.

Stock option activity for the three months and year ended March 31, 2020 and December 31, 2019, respectively, is as follows:

	Number of	Weighted Avg.
	Shares	Exercise Price
Outstanding at January 1, 2019	4,535,681	$3.31
Options granted	1,744,300	1.48
Options exercised	—	—
Options expired	(297,058)	—
Outstanding at December 31, 2019	5,982,923	$2.66
Options granted	1,165,325	2.00
Options exercised	—	—
Options expired or cancelled	—	—
Outstanding at March 31, 2020	7,148,248	$2.55

Share-Based Compensation

The Company’s total compensation cost related to non-vested time-based stock option awards granted to employees and board members and not yet recognized was approximately $5.3 million for the quarter ended March 31, 2020. The Company expects to record this stock-based compensation expense over the next three years in the amount of $5.2 million with respect to stock option awards using a graded vesting method and $0.1 million with respect to stock option awards using a cliff vesting method. As of March 31, 2020, the weighted average term over which these expenses are expected to be recognized are 2.21 years and 0.25 years, for stock options granted using a graded vesting method and a cliff vesting method, respectively.

As of March 31, 2020, the Company’s total compensation cost related to non-vested performance-based stock option awards granted to an employee and not yet recognized was approximately $1.3 million. The entirety of this award may be recognized and recorded, upon the achievement of certain milestones, within 1.1 years from March 31, 2020.

In the three months ended March 31, 2020, the Company's total share-based compensation was approximately $0.75 million, all of which represents the vesting of options issued to service providers, employees, and board members.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company, currently affiliated with Rodney Varner, our Chief Executive Officer. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, providing us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson.

Viet Ly

The Company entered into a consulting agreement with Viet Ly on April 19, 2018. The Company agreed to pay Mr. Ly $175,000 initially, with compensation variable from time-to-time as determined by the Company, for strategic consulting services. The Company paid Mr. Ly $6,000 per month, or an aggregate of $18,000, during the period ended March 31, 2020 for strategic services.

Note 7 - Commitments and Contingencies

Leases

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC, to establish and lease offices at the Cambridge Innovation Center in Cambridge, Massachusetts. The Company does not have a long-term agreement in place to occupy this location, but rather occupies on a month-to-month basis.

On April 16, 2018, the Company also executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School in Austin, Texas. The Company pays $2,050 per month to occupy this location and the lease is effective until April 30, 2020. The Company is currently negotiating an extension of the lease.

Commitments

MD Anderson Cancer Center

We have entered into a clinical study agreement with MD Anderson in Houston, Texas, to administer a Phase I/II clinical trial, combining FUS1-nanoparticles and erlotinib in Stage IV lung cancer patients. FUS1 is sometimes referred to as TUSC2. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. With osimertinib now considered a new standard of care in the U.S. for NSCLC with an EGFR mutation and our receipt of FDA Fast-Track Designation for use of Oncoprex combined with osimertinib, we are prioritizing this program in lieu of the combination trial of Oncoprex and erlotinib.

In July 2018, the Company entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of TUSC2 with an immunotherapy with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.

In 2009, we agreed to assume certain contractual and other obligations of IRI in consideration for the sublicense rights, expertise, and assistance associated with the assignment of certain technologies and intellectual property. We also agreed to pay royalties of 1% on sales of resulting licensed products, for a period of 21 years following the termination of the last of the MD Anderson License Agreement and Sublicense Agreement, to IRI and we assumed patent prosecution costs and an annual minimum royalty of $20,000 payable to the National Institutes of Health.

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

University of Pittsburgh

As part of our License Agreement with the University of Pittsburgh in February 2020, we agreed to (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties between 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) milestone payments of an aggregate of $3,975,000.

Contingencies

From time to time we may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on our Company’s financial condition, results of operations or liquidity.

Note 8 - Significant Events

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic has become increasingly widespread in the United States, including markets in which the Company operates or may operate in the future. The COVID-19 pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, in addition to many other unknowns. The Company has not experienced any material impact on financial results or operations during the three-month period ended March 31, 2020 as a result of the COVID-19 pandemic. The extent to which the COVID-19 pandemic could impact the Company's operations or financial results is uncertain. The Company continues to monitor the impact of the COVID-19 pandemic closely.

Note 9 - Subsequent Events

Lease Cancellation

On April 1, 2020, the Company provided notice of cancellation of our lease in the Cambridge Innovation Center in Cambridge, Massachusetts, effective on April 30, 2020.

Share Issuance

On April 1, 2020, the Company issued 5,000 shares of stock to a service provider in consideration of services to be provided through June 30, 2020.

Option Issuance

On April 24, 2020, the Company granted stock options to a new employee to purchase 50,000 shares of common stock.

Warrant Issuance

On April 24, 2020, the Company issued a warrant to purchase 500,000 shares of common stock at an exercise price of $2.27 per share to a related party in conjunction with past and future services provided to the Company.

Separation Agreement with President & CSO

On April 27, 2020, Dr. Julien Pham resigned as the Company's President and Chief Scientific Officer. In connection with Dr. Pham’s resignation, the Company entered into a Separation Agreement with him pursuant to which Dr. Pham provided a general release of any claims of Dr. Pham against the Company and the others and will continue to comply with certain restrictive covenants and obligations of confidentiality and in return will be entitled to receive (i) payment of five months of Dr. Pham’s base salary of $375,000, or an aggregate of $156,250, (ii) reimbursement for five months of insurance coverage under the Consolidated Omnibus Budget Reconciliation Act, if incurred, (iii) accelerated vesting of stock options with time-based vesting that would have vested had Dr. Pham remained employed with the Company, with the total number of shares for which such newly vested options are exercisable being 410,117.

License Agreement

On May 4, 2020, the Company entered into an exclusive worldwide license agreement with The Board of Regents of the University of Texas System on Behalf of MD Anderson relating to a portfolio of 16 patent applications and related technology for the treatment of cancer using the Company’s lead drug candidate and immunotherapies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2020 (the "Annual Report"). Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” and “our” refer to Genprex, Inc.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” as set forth in the Annual Report and in our other filings with the SEC. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements.

Overview

Genprex™ is a clinical stage gene therapy company developing potentially life-changing treatments for cancer and diabetes. Our cancer therapies are based upon our novel proprietary technology platform, including our lead drug candidate, Oncoprex™ immunogene therapy ("Oncoprex"), for non-small cell lung cancer ("NSCLC"). Oncoprex consists of a tumor suppressor gene inserted into a patient’s cells that has immunomodulatory effects and is thereby considered an “immunogene therapy”.   The gene is one of a series of genes whose therapeutic use is covered by an exclusive worldwide license from The University of Texas MD Anderson Cancer Center ("MD Anderson"). We also are developing a pre-clinical gene therapy that is covered by an exclusive worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education that has the potential to cure type 1 and type 2 diabetes. This potential treatment works by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

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

With Oncoprex, we are initially targeting NSCLC. According to the World Health Organization, in 2018 lung cancer was the leading cause of cancer deaths worldwide, causing more deaths than colorectal, breast, liver or stomach cancers. In 2018, there were more than 2 million new lung cancer cases and 1.7 million deaths from lung cancer worldwide. In the United States, according to the American Cancer Society, it is estimated that in 2020 there will be more than 228,000 new cases of lung cancer and more than 135,000 deaths from lung cancer.  The American Society of Clinical Oncology reports that NSCLC represents 84 percent of all lung cancers and has a 24 percent five-year relative survival rate. However, according to the National Cancer Institute, 57 percent of lung cancer diagnoses are distant, or have metastasized, and the five-year relative survival rate for Stage IV (metastatic) NSCLC is approximately 5 percent. We believe that there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe that Oncoprex may be suitable for a majority of NSCLC patients.

In January 2020, we received a United States Food and Drug Administration ("FDA") Fast Track Designation for use of Oncoprex in combination with epidermal growth factor receptor ("EGFR") inhibitor osimertinib (AstraZeneca’s Tagrisso®) for the treatment of NSCLC patients with EFGR mutations whose tumors progressed after treatment with osimertinib alone. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with osimertinib before their tumors progress is approximately 18 months. Osimertinib is now considered a new standard of care for NSCLC patients with an EGFR mutation. Given this and receipt of FDA’s Fast Track Designation for use of Oncoprex combined with osimertinib in patients whose tumors progress on osimertinib, we are prioritizing this drug combination and patient population and plan to initiate a Phase I/II clinical trial of Oncoprex combined with osimertinib in late 2020 or early 2021.

In 2019, preclinical data was presented by MD Anderson collaborators for the combination of TUSC2, the active agent in Oncoprex, with pembrolizumab (Merck’s Keytruda®), showing that TUSC2 combined with the checkpoint blockade mechanism of action of pembrolizumab was more effective than pembrolizumab alone in increasing the survival of mice with human immune cells (humanized mice) that had metastatic lung cancer. Also presented in 2019 by MD Anderson was pre-clinical data for the combination of TUSC2, pembrolizumab and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2, increases the effectiveness of pembrolizumab and chemotherapy, and thus, may improve on first-line standard of care for lung cancer. In early May 2020, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System on Behalf of MD Anderson for the use of TUSC2 in combination with immunotherapies, including pembrolizumab.

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

Diabetes Gene Therapy

Diabetes is a chronic, metabolic disease characterized by elevated levels of blood glucose (or blood sugar), which leads over time to serious damage to the heart, blood vessels, eyes, kidneys and nerves. The most common is type 2 diabetes, usually in adults, which occurs when the body becomes resistant to insulin or does not make enough insulin. In the past three decades the prevalence of type 2 diabetes has risen dramatically. Type 1 diabetes, once known as juvenile diabetes or insulin-dependent diabetes, is a chronic condition in which the pancreas produces little or no insulin by itself. According to the  International Diabetes Federation, in 2019 approximately 463 million people worldwide had diabetes and 4.2 million deaths were  attributed to diabetes. Both the number of cases and the prevalence of diabetes have been steadily increasing over the past few decades.

Our diabetes gene therapy was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh. The therapy utilizes an infusion process in which an endoscope and an adeno-associated virus vector are used to deliver Pdx1 and MafA genes to the pancreas. The proteins these genes express have been shown to transform alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

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

JOBS Act and Recent Accounting Pronouncements

The Jumpstart Our Business Startups Act of 2012, provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we are an emerging growth company, we have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We have implemented all new accounting pronouncements that are in effect and may affect our condensed financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that would have a material impact on our financial position or results of operations.

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

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of preclinical studies and clinical trials and use of contract research and manufacturing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statement of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are capitalized and included in research and development supplies.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from contract research organizations ("CROs") and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to March 31, 2020. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

•	costs related to compliance with drug development regulatory requirements; and
•	costs related to staffing and personnel associated with research and development activities, including wages, taxes, benefits, leases, overheads, supplies, and share-based compensation.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following summarizes our results of operations for the three months ended March 31, 2020 and 2019.

Research and Development Expense

Research and development ("R&D") expense was $1,477,877 for the three months ended March 31, 2020 as compared to $508,042 for the three months ended March 31, 2019. The increase of $969,835, or 191%, was due primarily to greater utilization of our employees on R&D activities and further advancements in our preclinical research and clinical and manufacturing programs. These R&D activities will continue throughout 2020 and include costs related to the launch of planned and potential clinical trials for our initial product candidate, the development of manufacturing strategies and manufacturing processes, data analysis, and our preclinical research at MD Anderson.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2020 was $4,092,996 as compared to $1,659,796 for the three months ended March 31, 2019. The increase of $2,433,200, or 147%, is primarily due to an increase in financing costs and legal fees associated with our fundraising activities for the three months ended March 31, 2020 as well as an increased headcount and additional service providers utilized during the period.

Interest Income. Interest income was $10,006 and $11,923 for the three-month periods ended March 31, 2020 and 2019, respectively, a decrease of $1,917, or 16%. The variations associated with interest income in for the three months ended March 31, 2020 were due to changes in the cash balances associated with money market instruments.

Interest Expense. There was no interest expense for the three-month periods ended March 31, 2020 and 2019. No change in interest expense between the two periods is due to the Company satisfying all debt obligations and repaying short-term loans prior to 2019. As of March 31, 2020, the Company has no outstanding debt.

Depreciation Expense. Depreciation expense was $5,353 and $2,931 for the three months ended March 31, 2020 and 2019, respectively, an increase of $2,422, or 83%. Depreciation is generated from our fixed assets, which currently consists of computer equipment, research and development equipment, and office furniture. The increase in depreciation expense in the period was driven by increased purchases in equipment for use by employees and manufacturing partners for research activities.

Liquidity and Capital Resources

From our inception through March 31, 2020, we have never generated revenue from product sales and have incurred net losses in each year. As of March 31, 2020, we had an accumulated deficit of approximately $46 million. We have funded our operations primarily through the sale and issuance of capital stock. During 2019, we sold 3,167,986 shares of common stock and warrants to purchase 3,167,986 shares of common stock for total gross proceeds of $1,267,194 through a registered direct offering. In the three months ended March 31, 2020, we sold an aggregate of 13,581,000 shares of common stock for total gross proceeds of $25,731,640 through our registered direct offerings.

As of March 31, 2020, we had $23,079,591 in cash.

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

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(4,517,528)	$(1,641,793)
Net cash used in investing activities	(137,013)	(13,331)
Net cash provided by financing activities	25,731,640	—
Net increase (decrease) in cash	$21,077,099	$(1,655,124)

Cash used in operating activities

Net cash used in operating activities was $4,517,528 and $1,641,793 for the three months ended March 31, 2020 and 2019, respectively. The $2,875,735, or 175%, increase in net cash used in operating activities in the three months ended March 31, 2020 was primarily due to an increase in financing costs and legal fees associated with our fundraising activities in the period as well as an increased headcount and additional service providers.

Cash used in investing activities

Net cash used in investing activities was $137,013 and $13,331 for the three months ended March 31, 2020 and 2019, respectively. This increase of $123,682, or 928%, used in investment activities was due to increased spending on property and equipment, intellectual property prosecution, and research and development supplies over the respective periods.

Cash provided by financing activities

Net cash provided by financing activities was $25,731,640 and $0 during the three months ended March 31, 2020 and 2019, respectively. The $25,731,640 increase in net cash provided by financing activities was due to the Company selling common stock during the first three months of 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

In response to the material weakness described above, during the three months ended March 31, 2020, we began evaluating and implementing new internal controls over financial reporting and disclosure controls and procedures. Although management is still evaluating the design of new controls and procedures, we believe that our improved processes and procedures will assist us in remediating our material weakness. Once placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee, is committed to the remediation of our material weakness as expeditiously as possible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Form of Securities Purchase Agreement dated January 16, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2020).

10.2	Form of Securities Purchase Agreement dated January 23, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2020).

10.3	Exclusive License Agreement dated February 11, 2020, by and between the University of Pittsburgh – Of the Commonwealth System of Higher Education and Genprex, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 18, 2020).

10.4	Form of Securities Purchase Agreement dated February 19, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2020).

10.5+	Executive Employment Agreement dated as of March 12, 2020, by and between Genprex, Inc. and Catherine M. Vaczy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.6+	Executive Employment Agreement dated as of March 12, 2020, by and between Genprex, Inc. and Michael T. Redman (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2020).

10.7	Amendment No. 1 to Stock Option Agreement dated as of March 18, 2020, by and between Genprex, Inc. and David E. Friedman (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2020).

10.8	Amendment No. 1 to Stock Option Agreement dated as of March 18, 2020, by and between Genprex, Inc. and Robert W. Pearson (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2020).

10.9*++	Patent and Technology License Agreement dated as of May 4, 2020, by and between Genprex, Inc. and The Board of Regents of The University of Texas System.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Document.

+ Denotes a management contract or compensatory plan.

++ Certain portions of this Exhibit that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: May 14, 2020	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)