Form 10-Q
period 2020-06-30
Genprex, Inc.
filed 2020-08-11
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission file number: 001-38244

GENPREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	90 - 0772347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 Trinity Street, Bldg. B, Suite 3.312.09, Austin, TX	78712
(Address of principal executive offices)	(Zip Code)

(512) 537-7997

(Registrant’s telephone number, including area code)

1601 Trinity Street, Bldg. B, Suite 3.322, Austin, TX

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 7, 2020, the registrant had 38,870,704 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	the timing and costs of clinical trials, the timing and costs of other expenses;

●	the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	market acceptance of our products;

●	our intellectual property;

●	our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	our goals, intensions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

References to Genprex

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Genprex,” “we,” “us,” and “our” refers to Genprex, Inc. and “our board of directors” refers to the board of directors of Genprex, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash	$22,127,179	$2,002,492
Accounts receivable	85	655
Prepaid expenses and other	1,136,485	171,716
Supplies	893,999	801,780
Total current assets	24,157,748	2,976,643
Property and equipment, net	46,287	44,654
Other assets:
Security deposits	10,741	21,732
Intellectual property, net	534,523	491,200
Total other assets	545,264	512,932
Total assets	$24,749,299	$3,534,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$181,967	$436,258
Other current liabilities	57,819	74,426
Total current liabilities	239,786	510,684
Investment unit	—	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 38,629,229 and 19,263,841 shares issued and outstanding, respectively	38,630	19,264
Additional paid-in capital	74,889,855	43,483,740
Accumulated deficit	(50,418,972)	(40,479,459)
Total stockholders’ equity	24,509,513	3,023,545
Total liabilities and stockholders’ equity	$24,749,299	$3,534,229

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	5,776	3,118	11,129	6,049
Research and development	2,155,637	502,040	3,633,514	1,010,082
General and administrative	2,216,691	3,198,728	6,309,687	4,858,524
Total costs and expenses	4,378,104	3,703,886	9,954,330	5,874,655
Operating loss	(4,378,104)	(3,703,886)	(9,954,330)	(5,874,655)
Interest income	4,811	8,646	14,817	20,569
Net loss	$(4,373,293)	$(3,695,240)	$(9,939,513)	$(5,854,086)
Net loss per share—basic and diluted	$(0.12)	$(0.24)	$(0.31)	$(0.38)
Weighted average number of common shares— basic and diluted	35,358,058	15,622,866	31,655,400	15,480,122

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2018	15,239,148	$15,240	—	$—	$38,690,586	$(29,824,691)	$8,881,135
Issuance of stock for cash	200,000	200	—	—	(200)	—	—
Issuance of stock for services	121,617	122	—	—	192,274	—	192,396
Share based compensation	—	—	—	—	330,626	—	330,626
Net loss	—	—	—	—	—	(2,158,846)	(2,158,846)
Balance at March 31, 2019	15,560,765	$15,562	—	$—	$39,213,286	$(31,983,537)	$7,245,311
Issuance of stock for cash	150,000	150	—	—	(150)	—	—
Issuance of stock for services	92,090	91	—	—	159,010	—	159,101
Share based compensation	—	—	—	—	1,615,896	—	1,615,896
Net loss	—	—	—	—	—	(3,695,240)	(3,695,240)
Balance at June 30, 2019	15,802,855	$15,803	—	$—	$40,988,042	$(35,678,777)	$5,325,068

Balance at December 31, 2019	19,263,841	$19,264	—	$—	$43,483,740	$(40,479,459)	$3,023,545
Issuance of stock for cash	13,581,000	13,581	—	—	25,718,059	—	25,731,640
Issuance of stock for services	5,000	5	—	—	1,545	—	1,550
Share based compensation	—	—	—	—	752,444	—	752,444
Net loss	—	—	—	—	—	(5,566,220)	(5,566,220)
Balance at March 31, 2020	32,849,841	$32,850	—	$—	$69,955,788	$(46,045,679)	$23,942,959
Issuance of stock for cash	5,658,836	5,659	—	—	2,563,567	—	2,569,226
Issuance of stock for services	120,552	121	—	—	10,879	—	11,000
Share based compensation	—	—	—	—	2,359,621	—	2,359,621
Net loss	—	—	—	—	—	(4,373,293)	(4,373,293)
Balance at June 30, 2020	38,629,229	$38,630	—	$—	$74,889,855	$(50,418,972)	$24,509,513

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,939,513)	$(5,854,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,129	6,049
Share based compensation	3,124,615	2,298,019
Changes in operating assets and liabilities:
Accounts receivable	570	(1,444)
Prepaid expenses and other	(964,769)	(209,019)
Deposits	10,991	1,950
Accounts payable and accrued expenses	(254,291)	582,233
Other current liabilities	(16,607)	(31,290)
Net cash used in operating activities	(8,027,875)	(3,207,588)
Cash flows from investing activities:
Additions to property and equipment	(12,762)	(6,060)
Additions to intellectual property	(43,323)	(42,022)
Additions to research and development supplies	(92,219)	(848,706)
Net cash used in investing activities	(148,304)	(896,788)
Cash flows from financing activities:
Proceeds from issuances of stock	28,300,866	—
Net cash provided by financing activities	28,300,866	—
Net increase (decrease) in cash	20,124,687	(4,104,376)
Cash, beginning of period	2,002,492	8,600,918
Cash, end of period	$22,127,179	$4,496,542

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Genprex, Inc. ("we" or "the Company") is a clinical stage gene therapy company developing potentially life-changing treatments for cancer and diabetes. Our cancer therapies are based upon our novel proprietary technology platform, including our lead drug candidate, GPX-001 (quaratusugene ozeplasmid), for non-small cell lung cancer ("NSCLC"). GPX-001 consists of a tumor suppressor gene inserted into a patient’s cells that has immunomodulatory effects and is therefore considered an “immunogene therapy.” The gene is one of a series of genes whose therapeutic use is covered by an exclusive worldwide license from The University of Texas MD Anderson Cancer Center ("MD Anderson"). We also are developing a pre-clinical gene therapy that is covered by an exclusive worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education that has the potential to cure type 1 and type 2 diabetes. This potential treatment works by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

Oncology Platform Technologies

Our oncology platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. GPX-001 has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. GPX-001 has also been shown to block mechanisms that create drug resistance.

With GPX-001, we are initially targeting NSCLC. According to the World Health Organization, in 2018 lung cancer was the leading cause of cancer deaths worldwide, causing more deaths than colorectal, breast, liver or stomach cancers. In 2018, there were more than 2 million new lung cancer cases and 1.7 million deaths from lung cancer worldwide. In the United States, according to the American Cancer Society, it is estimated that in 2020 there will be more than 228,000 new cases of lung cancer and more than 135,000 deaths from lung cancer.  The American Society of Clinical Oncology reports that NSCLC represents 84 percent of all lung cancers and has a 24 percent five-year relative survival rate. However, according to the National Cancer Institute, 57 percent of lung cancer diagnoses are distant, or have metastasized, and the five-year relative survival rate for Stage IV (metastatic) NSCLC is approximately 5 percent. We believe that there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe that GPX-001 may be suitable for a majority of NSCLC patients.

In January 2020, we received a United States Food and Drug Administration ("FDA") Fast Track Designation for use of GPX-001in combination with epidermal growth factor receptor ("EGFR") inhibitor osimertinib (AstraZeneca’s Tagrisso®) for the treatment of NSCLC patients with EFGR mutations whose tumors progressed after treatment with osimertinib alone. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with osimertinib before their tumors progress is approximately 18 months. Osimertinib is now considered a new standard of care for NSCLC patients with an EGFR mutation. Given this and receipt of FDA Fast Track Designation for use of GPX-001 combined with osimertinib in patients whose tumors progress on osimertinib, we are prioritizing this drug combination and patient population and plan to initiate a Phase I/II clinical trial of GPX-001 combined with osimertinib in early 2021. We also are planning to initiate a Phase I/II clinical trial for use of GPX-001 with pembrolizumab (Merck’s Keytruda®) in 2021.

In 2019, preclinical data was presented by MD Anderson collaborators for the combination of TUSC2, the active agent in GPX-001, with pembrolizumab (Merck’s Keytruda®), showing that TUSC2 combined with the checkpoint blockade mechanism of action of pembrolizumab was more effective than pembrolizumab alone in increasing the survival of mice with human immune cells (humanized mice) that had metastatic lung cancer. Also presented in 2019 by MD Anderson collaborators was pre-clinical data for the combination of TUSC2, pembrolizumab and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2 increases the effectiveness of pembrolizumab and chemotherapy, and thus may improve on first-line standard of care for lung cancer. In May 2020, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson for the use of TUSC2 in combination with immunotherapies, including pembrolizumab.

We believe that our platform technologies could allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. We believe that GPX-001's combination of pan-kinase inhibition, direct induction of apoptosis, anti-cancer immune modulation and complementary action with targeted drugs and immunotherapies is unique, and positions GPX-001 to provide treatment for patients with NSCLC and possibly other cancers, who are not benefitting from currently offered therapies.

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

Our diabetes gene therapy, GPX-002, was developed by lead researcher Dr. George Gittes at the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh. The therapy utilizes an infusion process in which an endoscope and an adeno-associated virus vector are used to deliver Pdx1 and MafA genes to the pancreas. The proteins these genes express have been shown to transform alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

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

Note 2 - Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with GAAP. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2020. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2019 filed with the SEC on March 30, 2020. A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We had no cash equivalents, and had $21,880,688 and $1,761,278 in excess of FDIC insured limits of $250,000 at June 30, 2020 and December 31, 2019, respectively.

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

Research and Development Costs

Research and development expenditures consist of costs incurred to conduct research and development activities. These include payments to collaborative research partners, manufacturing partners, and clinical strategy partners, wages and associated employee benefits, facilities and overhead costs. These expenditures relate to our preclinical, Phase I, and Phase II clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in research and development supplies. Supplies purchased and capitalized for future use was $893,999 and $801,780 at June 30, 2020 and December 31, 2019, respectively.

Awards

In 2010, we were awarded $4.5 million from the State of Texas Emerging Technology Fund (“TETF”). The award was received in two tranches of $2.25 million each during 2010 and 2011. The award proceeds were used for the development and future commercialization of our nanomolecular therapy product for the treatment of cancer. In consideration for the award, we provided the TETF with an “Investment Unit,” consisting of (i) a Promissory Note (“Note”) and (ii) a right to purchase our equity shares (“Warrant”). The funds received for this award were assigned to the Investment Unit, and classified separately from equity as “mezzanine” in the balance sheet.

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings. In August 2019, the remaining articles of the Investment Unit were terminated.  There were no changes in the fair value of the Investment Unit at June 30, 2020.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after June 30, 2020 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

We have exclusive license agreements on 34 issued patents and 16 patent applications for technologies developed by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

Note 4 -  Investment Unit

The TETF was created as an incentive for economic development of the Texas economy by providing financial support that leverages private investment for the creation of high-quality technology jobs in Texas. The award received required us to comply with certain performance conditions to ensure the monies the Company received were used for development activities in the State of Texas, and to maintain our corporate nexus in Texas. Further, in connection with the award, the Company issued the Investment Unit to the TETF. On September 25, 2017 and again on August 16, 2019, the Company entered into termination agreements with the Texas Treasury Safekeeping Trust Company, the entity managing and controlling TETF interests, which terminated Article II and all remaining Articles of the Investment Unit, respectively, so that the entirety of the Investment Unit was effectively terminated. As further described below, the Investment Unit consisted of a Note and a Warrant.

Promissory Note

The Note was an obligation to repay the $4.5 million principal amount, with interest accrued at 8% per annum, but only if an event of default occurred prior to August 13, 2020. If no event of default occurred prior to August 13, 2020, the Note and all related interest would be cancelled.

Consistent with the stated objectives of the TETF, an event of default that would trigger the repayment obligation under the Note was the failure to maintain our principal place of business or our principal executive offices headquartered in the State of Texas (referred to as the “Texas Residency Requirement”) until August 13, 2020.

Warrant

The Warrant was an obligation to issue (a Right to Purchase by the TETF) shares of the same class of stock to be issued in a “First Qualifying Financing Transaction,” at 80% of the per share transaction value (effectively a 20% discount). Alternatively, the TETF could exercise its right to purchase other shares at any time prior to the occurrence of a First Qualifying Financing Transaction for $0.001 per share.

The Warrant included a provision that required changes in the strike price, driven by the pricing of the “First Qualifying Financing Transaction.” As a result, the Warrant embedded in the Investment Unit was accounted for as a derivative financial instrument and classified outside of equity under ASC 815-40-15, as the settlement adjustment from the future transaction did not permit the strike price to be considered fixed.

On March 12, 2014, the TETF exercised the Warrant for $0.001 per share, and we issued to the TETF an aggregate of 184,797 shares of our Series B preferred stock. These shares were subsequently forward-split and converted into an aggregate of 1,235,219 shares of our common stock in connection with our IPO.

Accounting for the Investment Unit

We accounted for the Investment Unit as a hybrid financial instrument under Financial Accounting Standards Board Statement 155, and measured the Investment Unit at the amount of proceeds received from the TETF award. The First Qualifying Financing Transaction occurred during December 2013, resulting in an adjustment to the fair value of the Investment Unit in the amount of approximately $2.5 million. The TETF exercised the Warrant for $0.001 per share. We received a notice of exercise from the TETF during March 2014, and issued 184,797 shares of Series B preferred stock, which were converted to 1,235,219 shares of our common stock upon completion of our IPO. Upon exercise by the TETF of the Warrant, the remaining component within the Investment Unit was the Note. The Investment Unit was valued at zero, because our obligation to repay the Note arose from an event of default (a failure to maintain the Texas Residency Requirement), which was an event which rested entirely within our control.

Note 5 - Equity

Registered Direct Offerings

On November 22, 2019, the Company completed a registered direct offering (“2019 RDO”), whereby the Company sold to investors an aggregate of 3,167,986 shares of the Company’s common stock at $0.40 per share and warrants to purchase up to 3,167,986 shares of the Company’s common stock at an exercise price of $0.46 per share. The warrants were first exercisable on May 22, 2020. The Company received net proceeds of approximately $1,093,000 after commissions and expenses. Additionally, the placement agent was issued warrants to purchase common stock equal to 7% of the aggregate number of shares of common stock issued and issuable pursuant to the 2019 RDO (including shares underlying any warrants), or 443,518 shares of common stock at an exercise price of 125% of the 2019 RDO price per share, or $0.50 per share.

In connection with the closing of the 2019 RDO, the Company further adjusted the warrants to purchase up to 2,283,740 shares of the Company's common stock, which had been issued as part of the Company's May 9, 2018 private placement and adjusted in August 2018 to (i) reduce the exercise price for each share from $4.25 per share to $0.46 per share, (ii) extend the date upon which such warrants could be exercised to May 22, 2020, and (iii) extend the termination date of such warrants by six months and one day.

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

Stock Issuances

During the six months ended June 30, 2020, we issued (i) 13,581,000 shares of common stock in the Company's registered direct offerings for cash of $25,731,640, (ii) 5,451,725 shares of common stock on the exercise of warrants for cash of $2,507,794, (iii) 115,552 shares of common stock on the cashless exercise of warrants, (iv) 207,111 shares of common stock on the exercise of options for $61,433, and (v) 10,000 shares of common stock for services provided to us, valued at $12,550.

During the year ended December 31, 2019, we issued (i) 3,167,986 shares of common stock in the 2019 RDO for cash of $1,267,194, (ii) 506,707 shares of common stock for services provided to us, valued at $469,588, and (iii) 350,000 shares of common stock held in abeyance for an investor in our May 9, 2018 private placement.

Preferred Stock

In connection with the Company’s IPO, all preferred stock included in Series A through Series G preferred stock, totaling 1,394,953 shares at March 31, 2018 were converted to an aggregate of 9,324,177 shares of the Company's common stock in association with the forward-split (See Note 2 - Capital Stock). Upon the completion of the IPO, the Company became authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at June 30, 2020.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting common stock automatically converted into voting common stock on a one-to-one basis. Immediately following the completion of the IPO, the Company became authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There are 38,629,229 shares of common stock outstanding at June 30, 2020.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended June 30, 2020 and December 31, 2019, respectively, are as follows:

	Number of	Weighted Avg.
	Warrants	Exercise Price
Outstanding at January 1, 2019	3,864,552	$2.36
Issued	3,611,504	0.46
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2019	7,476,056	$1.45
Issued	500,000	2.27
Cancelled or expired	24,158	0.50
Exercised	5,567,277	0.46
Outstanding at June 30, 2020	2,384,621	$3.93

In the six-month period ended June 30, 2020, (i) investors of the Company's May 2018 private placement and 2019 RDO exercised warrants to purchase 5,451,725 shares of common stock for cash of $2,507,794, (ii) the Company issued 115,552 shares of common stock and cancelled 24,158 shares of common stock to placement agents of the 2019 RDO for the exercise of warrants via cashless exercise, and (iii) the Company issued a warrant to purchase 500,000 shares of common stock to Cancer Revolution, LLC at an exercise price of $2.27 per share. The Company recorded share-based compensation of $450,000 and expects to record $300,000 of share-based compensation based on future milestones for the warrant issued to Cancer Revolution, LLC.

In the year ended December 31, 2019, we (i) issued warrants to purchase 3,167,986 shares of our common stock at an exercise price of $0.46 per share to the investors in the 2019 RDO, (ii) issued warrants to purchase 443,518 shares of our common stock at an exercise price of $0.50 per share to the placement agent in the 2019 RDO, and (iii) reduced the purchase price of the warrants issued to investors in the May 9, 2018 private placement to purchase 2,283,740 shares of the Company’s common stock from $4.25 per share to $0.46 per share.

On January 29, 2018, the Company entered into an agreement with FundAthena, Inc. whereby the Company agreed to grant warrants to purchase 6,000 shares of common stock at an exercise price of $5.00 per share in consideration of services valued at $30,000 provided to the Company. At June 30, 2020, the Company has not issued these warrants.

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

A total of 4,160,000 shares of common stock are authorized under the 2018 Plan, which includes 554,963 shares of common stock reserved for issuance under our 2009 Equity Incentive Plan that were added to the 2018 Plan. No grants have been made under the 2009 Plan since our IPO, and no further grants will be made under the 2009 Plan. Any shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan will instead be added to the shares initially reserved under the 2018 Plan.

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each calendar year, beginning on January 1, 2019 by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the 2018 Plan. On January 1, 2019 and 2020, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 761,957 and 963,192 shares, respectively.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders have approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on the completion of the IPO on April 3, 2018. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights granted to our eligible employees. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP, which is our board of directors, determined not to increase the number of shares reserved for issuance under the ESPP on January 1, 2019 or January 1, 2020.

Stock Options

As of June 30, 2020, the Company has outstanding stock options to purchase 6,826,300 shares of common stock that have been granted to various employees, directors, and independent contractors. These options can vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.001 to $9.80 per share. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term:	10 years
Risk-free rate:	0.18% – 2.63%
Volatility:	75.98% – 79.89%
Dividend yield:	0%

In the six-month period ending June 30, 2020, the Company (i) granted stock options to employees, board members, and consultants to purchase an aggregate of 1,215,325 shares of the Company's common stock with exercise prices ranging from $1.28 to $2.67 per share, (ii) cancelled options to purchase 164,837 shares of common stock at $9.80 per share due to separation of a former employee, and (iii) issued 207,111 shares of the Company's common stock upon the exercise of options held by a former board member with exercise prices ranging from $0.015 to $0.965 per share.

In the year ending December 31, 2019, Company granted stock options to employees and consultants to purchase an aggregate of 1,744,300 shares of common stock with exercise prices ranging from $0.30 to $1.62 per share and cancelled options to purchase 297,058 shares of common stock due to the inactivity of service providers.

The weighted average remaining contractual term for the outstanding options at June 30, 2020 and December 31, 2019 is 7.53 and 7.56 years, respectively.

Stock option activity for the six months and year ended June 30, 2020 and December 31, 2019 is as follows:

	Number of	Weighted Avg.
	Shares	Exercise Price
Outstanding at January 1, 2019	4,535,681	$3.31
Options granted	1,744,300	1.48
Options exercised	—	—
Options expired	(297,058)	—
Outstanding at December 31, 2019	5,982,923	$2.66
Options granted	1,215,325	2.01
Options exercised	(207,111)	0.30
Options expired or cancelled	(164,837)	9.80
Outstanding at June 30, 2020	6,826,300	$2.45

Share-Based Compensation

In the six months ended June 30, 2020, the Company's total share-based compensation was approximately $3.1 million, all of which represents the vesting of options and warrants issued to service providers, employees, and board members. In the quarter ended June 30, 2020, the Company accelerated vesting associated with 410,117 time-based stock options with exercise prices ranging from $1.62 to $9.80 per share and cancelled 164,837 performance-based stock options with an exercise price of $9.80 per share due to the separation of a former employee. The acceleration of vesting resulted in share-based compensation expense of approximately $1.5 million during the quarter ended June 30, 2020.

The Company’s total compensation cost related to non-vested time-based stock option awards granted to employees and board members and not yet recognized was approximately $2.6 million for the quarter ended June 30, 2020. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of June 30, 2020, the weighted average term over which these expenses are expected to be recognized are 2.24 years.

As of June 30, 2020, there are no performance-based stock option awards outstanding.

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

Viet Ly

The Company entered into a consulting agreement with Viet Ly on April 19, 2018. The Company agreed to pay Mr. Ly $175,000 initially, with compensation variable from time-to-time as determined by the Company, for strategic consulting services. The Company paid Mr. Ly an aggregate of $21,500, during the quarter ended June 30, 2020 for strategic services.

Note 7 - Commitments and Contingencies

Leases

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC, to establish and lease offices at the Cambridge Innovation Center in Cambridge, Massachusetts. On April 1, 2020, the Company provided notice of cancellation of our lease in the Cambridge Innovation Center in Cambridge, Massachusetts, effective April 30, 2020.

On April 16, 2018, the Company also executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School in Austin, Texas. On May 16, 2020, the Company amended the agreement to extend the lease through October 31, 2020 and to reduce the space to which the lease relates. The Company pays $462 per month to occupy this location.

Commitments

MD Anderson Cancer Center

We have entered into a clinical study agreement with MD Anderson in Houston, Texas, to administer a Phase I/II clinical trial, combining FUS1-nanoparticles and erlotinib in Stage IV lung cancer patients. FUS1 is sometimes referred to as TUSC2. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. With osimertinib now considered a new standard of care in the U.S. for NSCLC in patients with an EGFR mutation and our receipt of FDA Fast Track Designation for use of GPX-001 combined with osimertinib, we are prioritizing this program in lieu of the combination trial of GPX-001 and erlotinib.

In May 2020, the Company entered into a license agreement with The Board of Regents of the University of Texas System, on behalf of MD Anderson. In consideration of the license, the Company will make certain agreed upon payments to MD Anderson, including an up-front license fee, annual maintenance fees, an aggregate of $4,150,000 in milestone payments over the term of the agreement, and single digit royalty payments (until such time that $3 billion per year in worldwide sales of licensed products using the Licensed IP is achieved and low double digits thereafter), minimum annual royalties for sales of licensed products using the licensed intellectual property, as well as reimbursement of patent expenses. The term of the agreement expires on the last to occur of: (a) the expiration of all patents subject to the license agreement, or (b) thirty years after execution, subject to earlier termination rights by the Company and MD Anderson, including MD Anderson's right to terminate the agreement upon the occurrence of certain events, including the Company's failure to meet certain commercial diligence milestones.

In July 2018, the Company entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of TUSC2 with an immunotherapy with a projected total cost of approximately $2 million. In March, 2020, the term of this agreement was extended to May 22, 2022. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.

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

National Institutes of Health

Our $191,393 payment obligation to the National Institutes of Health (“NIH”) represented a current obligation, of which $15,393 of 2016 patent prosecution costs were paid in the fourth quarter of 2016 and $176,000 was included in Accounts Payable at December 31, 2016 (consisting of accrued annual royalties of $140,000 and patent costs of $36,000). During the first quarter of 2017, we modified the terms of our accrued royalty obligation to NIH. Under the modified agreement, NIH agreed to extinguish $120,000 of the accrued royalties payable to it in consideration for payment by us of (i) accrued patent costs of $36,000, (ii) a royalty payment of $20,000, and (iii) a contingent payment of $240,000, increasing by $20,000 per year starting in 2018, to be paid upon our receipt of FDA approval. The payments for the patent costs of $36,000 and royalties of $20,000 were paid during the second quarter of 2017.

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

Note 8 - Significant Events

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic has become increasingly widespread in the United States, including markets in which the Company operates or may operate in the future. The COVID-19 pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, in addition to many other unknowns. The Company has not experienced any material impact on its financial results or operations during the three-month period ended June 30, 2020 as a result of the COVID-19 pandemic. The extent to which the COVID-19 pandemic could impact the Company's operations or financial results is uncertain. The Company continues to monitor the impact of the COVID-19 pandemic closely.

Note 9 - Subsequent Events

Share Issuance

On July 1, 2020, the Company issued 5,000 shares of stock to a service provider in consideration of services to be provided through September 30, 2020.

Option Issuances

On July 24, 2020, the Company granted stock options to board members to purchase 126,204 shares of common stock at $3.69 per share in accordance with our annual outside director compensation policy.

Option Exercises

The Company issued 176,601 shares of common stock for $50,149 in cash to former board members upon the exercise of options through July 31, 2020.

Warrant Exercise

On July 24, 2020, a placement agent associated with the 2019 RDO exercised a warrant to purchase 59,874 shares of common stock for $29,937 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on form 10-K filed with the SEC on March 30, 2020 (the "Annual Report").

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

Overview

We are a clinical stage gene therapy company developing potentially life-changing treatments for cancer and diabetes. Our cancer therapies are based upon our novel proprietary technology platform, including our lead drug candidate, GPX-001 (quaratusugene ozeplasmid), for non-small cell lung cancer ("NSCLC"). GPX-001 consists of a tumor suppressor gene inserted into a patient’s cells that has immunomodulatory effects and is therefore considered an “immunogene therapy.” The gene is one of a series of genes whose therapeutic use is covered by an exclusive worldwide license from The University of Texas MD Anderson Cancer Center ("MD Anderson"). We also are developing a pre-clinical gene therapy that is covered by an exclusive worldwide license from the University of Pittsburgh of the Commonwealth System of Higher Education that has the potential to cure type 1 and type 2 diabetes. This potential treatment works by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

Oncology Platform Technologies

Our oncology platform technologies are designed to administer cancer fighting genes by encapsulating them into nanoscale hollow spheres called nanovesicles, which are then administered intravenously and taken up by tumor cells where they express proteins that are missing or found in low quantities. GPX-001 has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. GPX-001 has also been shown to block mechanisms that create drug resistance.

With GPX-001, we are initially targeting NSCLC. According to the World Health Organization, in 2018 lung cancer was the leading cause of cancer deaths worldwide, causing more deaths than colorectal, breast, liver or stomach cancers. In 2018, there were more than 2 million new lung cancer cases and 1.7 million deaths from lung cancer worldwide. In the United States, according to the American Cancer Society, it is estimated that in 2020 there will be more than 228,000 new cases of lung cancer and more than 135,000 deaths from lung cancer.  The American Society of Clinical Oncology reports that NSCLC represents 84 percent of all lung cancers and has a 24 percent five-year relative survival rate. However, according to the National Cancer Institute, 57 percent of lung cancer diagnoses are distant, or have metastasized, and the five-year relative survival rate for Stage IV (metastatic) NSCLC is approximately 5 percent. We believe that there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe that GPX-001 may be suitable for a majority of NSCLC patients.

In January 2020, we received a United States Food and Drug Administration ("FDA") Fast Track Designation for use of GPX-001 in combination with epidermal growth factor receptor ("EGFR") inhibitor osimertinib (AstraZeneca’s Tagrisso®) for the treatment of NSCLC patients with EFGR mutations whose tumors progressed after treatment with osimertinib alone. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with osimertinib before their tumors progress is approximately 18 months. Osimertinib is now considered a new standard of care for NSCLC patients with an EGFR mutation. Given this and receipt of FDA Fast Track Designation for use of GPX-001 combined with osimertinib in patients whose tumors progress on osimertinib, we are prioritizing this drug combination and patient population and plan to initiate a Phase I/II clinical trial of GPX-001 combined with osimertinib in early 2021. We also are planning to initiate a Phase I/II clinical trial for use of GPX-001 with pembrolizumab (Merck’s Keytruda®) in 2021.

In 2019, preclinical data was presented by MD Anderson collaborators for the combination of TUSC2, the active agent in GPX-001, with pembrolizumab (Merck’s Keytruda®), showing that TUSC2 combined with the checkpoint blockade mechanism of action of pembrolizumab was more effective than pembrolizumab alone in increasing the survival of mice with human immune cells (humanized mice) that had metastatic lung cancer. Also presented in 2019 by MD Anderson collaborators was pre-clinical data for the combination of TUSC2, pembrolizumab and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2 increases the effectiveness of pembrolizumab and chemotherapy, and thus may improve on first-line standard of care for lung cancer. In May 2020, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson for the use of TUSC2 in combination with immunotherapies, including pembrolizumab.

We believe that our platform technologies could allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. We believe that GPX-001’s combination of pan-kinase inhibition, direct induction of apoptosis, anti-cancer immune modulation and complementary action with targeted drugs and immunotherapies is unique, and positions GPX-001 to provide treatment for patients with NSCLC and possibly other cancers, who are not benefitting from currently offered therapies.

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

Our diabetes gene therapy, GPX-002, was developed by lead researcher Dr. George Gittes at the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh. The therapy utilizes an infusion process in which an endoscope and an adeno-associated virus vector are used to deliver Pdx1 and MafA genes to the pancreas. The proteins these genes express have been shown to transform alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we are an emerging growth company, we have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We have implemented all new accounting pronouncements that are in effect and may affect our condensed financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that would have a material impact on our financial position or results of operations.

Notwithstanding the foregoing, subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions, including, without limitation, the exemption from the requirements (i) to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP”). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of preclinical studies and clinical trials and use of contract research and manufacturing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the balance sheets and within research and development expense in the statements of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are capitalized and included in research and development supplies.

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment may vary from our estimates and could result in our reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from contract research organizations ("CROs") and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to June 30, 2020. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following summarizes our results of operations for the three and six months ended June 30, 2020 and 2019.

Research and Development Expense

Research and development ("R&D") expense was $2,155,637 and $3,633,514 for the three and six months ended June 30, 2020 as compared to $502,040 and $1,010,082 for the three and six months ended June 30, 2019. The increases of $1,653,597 and $2,623,432, or 329% and 260%, respectively, were due primarily to greater utilization of our employees on R&D activities and further advancements in our preclinical research and clinical and manufacturing programs. These R&D activities will continue throughout 2020 and include costs related to the launch of planned and potential clinical trials for our initial product candidate, GPX-001, the development of manufacturing strategies and manufacturing processes, data analysis, and our preclinical research at MD Anderson.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended June 30, 2020 was $2,216,691 as compared to $3,198,728 for the three months ended June 30, 2019. The decrease of $982,037, or 31%, is primarily due to greater focus and utilization of R&D activities, as opposed to G&A activities, during the period. Additionally, as the result of travel restrictions and social distancing guidelines as a result of the COVID-19 pandemic, we realized cost savings in the three months ended June 30, 2020 due to reduced office and travel expenses.

G&A expense for the six months ended June 30, 2020 was $6,309,687 as compared to $4,858,524 for the six months ended June 30, 2019. The increase of $1,451,163, or 30%, is primarily due to an increase in financing costs and legal fees associated with our fundraising activities in early 2020 as well as greater than normal share-based compensation expense associated with the accelerated vesting of options for a former employee pursuit to his separation agreement.

Interest Income. Interest income was $4,811 and $8,646 for the three months ended June 30, 2020 and 2019, respectively, a decrease of $3,835, or 44%. Interest income was $14,817 and $20,569 for the six months ended June 30, 2020 and 2019, respectively, a decrease of $5,752, or 28%. The decreases associated with interest income for the three and six months ended June 30, 2020 were due to changes in the cash balances associated with money market instruments.

Interest Expense. There was no interest expense for the three and six months ended June 30, 2020 and 2019 because we satisfied all debt obligations and repaid all short-term loans prior to 2019. As of June 30, 2020, we had no outstanding debt.

Depreciation Expense. Depreciation expense was $5,776 and $3,118 for the three months ended June 30, 2020 and 2019, respectively, an increase of $2,658, or 85%. Depreciation expense was $11,129 and $6,049 for the six months ended June 30, 2020 and 2019, respectively, an increase of $5,080, or 84%. Depreciation is generated from our fixed assets, which currently consists of computer equipment, research and development equipment, and office furniture. The increase in depreciation expense during the periods was driven by increased purchase of equipment for use by employees and manufacturing partners for research activities.

Liquidity and Capital Resources

From inception through June 30, 2020, we have never generated revenue from product sales and have incurred net losses in each year. As of June 30, 2020, we had an accumulated deficit of approximately $50 million. We have funded our operations primarily through the sale and issuance of capital stock. During 2019, we sold 3,167,986 shares of common stock and warrants to purchase 3,167,986 shares of common stock for total gross proceeds of $1,267,194 through a registered direct offering. During the six months ended June 30, 2020, we sold an aggregate of 13,581,000 shares of common stock for total gross proceeds of $25,731,640 through our registered direct offerings and issued 5,774,388 shares of common stock and together with the proceeds from warrant and option exercises, we received total gross proceeds of $2,569,227.

As of June 30, 2020, we had $22,127,179 in cash.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current and potential product candidates, or other product candidates to which we may acquire rights, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting two Phase I/II clinical trials utilizing GPX-001 in combination with osimertinib and pembrolizumab, respectively, in 2021. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to cease operations, in part or in full. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

The following table sets forth the primary sources and uses of cash during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(8,027,875)	$(3,207,588)
Net cash used in investing activities	(148,304)	(896,788)
Net cash provided by financing activities	28,300,866	—
Net increase (decrease) in cash	$20,124,687	$(4,104,376)

Cash used in operating activities

Net cash used in operating activities was $8,027,875 and $3,207,588 for the six months ended June 30, 2020 and 2019, respectively. The $4,820,287, or 150%, increase in net cash used in operating activities during the three months ended June 30, 2020 was due to an increase in financing costs and legal fees associated with our fundraising activities during the first three months of 2020 and increases to our headcount and additional service providers.

Cash used in investing activities

Net cash used in investing activities was $148,304 and $896,788 for the six months ended June 30, 2020 and 2019, respectively. This decrease of $748,484, or 83%, used in investment activities was primarily due to a major investment in manufacturing materials during the six months ended June 30, 2019 as compared to the use of such materials in testing and research during the six months ended June 30, 2020. Investments in property and equipment and intellectual property increased slightly for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Cash provided by financing activities

Net cash provided by financing activities was $28,300,866 and $0 during the six months ended June 30, 2020 and 2019, respectively. The $28,300,866 increase in net cash provided by financing activities was due us selling common stock during the first six months of 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

In response to the material weakness described above, during the six months ended June 30, 2020, we began evaluating and implementing new internal controls over financial reporting and disclosure controls and procedures. Although management is still evaluating the design of new controls and procedures, we believe that our improved processes and procedures will assist us in remediating our material weakness. Once placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee of our board of directors, is committed to the remediation of our material weakness as expeditiously as possible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we issued and sold the following unregistered securities:

1)	On April 1, 2020 we issued an aggregate of 5,000 shares of our common stock to consultants in consideration of services.

The foregoing issuance of securities was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Separation Agreement dated as of April 27, 2020, by and between Genprex, Inc. and Julien L. Pham, MD, MPH (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2020).

10.2++	Patent and Technology License Agreement dated as of May 4, 2020, by and between Genprex, Inc. and The Board of Regents of The University of Texas System (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Document.

* Filed herewith.

++ Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: August 11, 2020	By:	/s/ Rodney Varner
Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)