Form 10-Q
period 2020-09-30
Genprex, Inc.
filed 2020-11-12
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission file number: 001-38244

GENPREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	90 - 0772347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 Trinity Street, Bldg. B, #3.312.09, Austin, TX	78712
(Address of principal executive offices)	(Zip Code)

(512) 537-7997

(Registrant’s telephone number, including area code)

1601 Trinity Street, Bldg. B, Suite 3.322, Austin, TX 78712

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

As of November 6, 2020, the registrant had 39,618,722 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	the timing and costs of clinical trials and the timing and costs of other expenses;

●	the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	market acceptance of our products;

●	our intellectual property;

●	our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	our goals, intensions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
Assets	(unaudited)
Current assets:
Cash	$21,058,386	$2,002,492
Accounts receivable	85	655
Prepaid expenses and other	966,108	171,716
Supplies	686,324	801,780
Total current assets	22,710,903	2,976,643
Property and equipment, net	42,340	44,654
Other assets:
Security deposits	10,741	21,732
Intellectual property, net	587,712	491,200
Total other assets	598,453	512,932
Total assets	$23,351,696	$3,534,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$321,424	$436,258
Other current liabilities	54,231	74,426
Total current liabilities	375,655	510,684
Investment unit	—	—
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 39,463,722 and 19,263,841 shares issued and outstanding, respectively	39,464	19,264
Additional paid-in capital	76,130,492	43,483,740
Accumulated deficit	(53,193,915)	(40,479,459)
Total stockholders’ equity	22,976,041	3,023,545
Total liabilities and stockholders’ equity	$23,351,696	$3,534,229

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	5,714	3,437	16,843	9,486
Research and development	1,350,016	467,344	4,983,530	1,477,427
General and administrative	1,421,863	1,909,982	7,731,550	6,768,506
Total costs and expenses	2,777,593	2,380,763	12,731,923	8,255,419
Operating loss	(2,777,593)	(2,380,763)	(12,731,923)	(8,255,419)
Interest income	2,650	5,051	17,467	25,620
Net loss	$(2,774,943)	$(2,375,712)	$(12,714,456)	$(8,229,799)
Net loss per share—basic and diluted	$(0.07)	$(0.15)	$(0.37)	$(0.53)
Weighted average number of common shares— basic and diluted	39,055,159	15,831,822	34,139,991	15,598,644

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2018	15,239,148	$15,240	—	$—	$38,690,586	$(29,824,691)	$8,881,135
Issuance of stock for cash	200,000	200	—	—	(200)	—	—
Issuance of stock for services	121,617	122	—	—	192,274	—	192,396
Share based compensation	—	—	—	—	330,626	—	330,626
Net loss	—	—	—	—	—	(2,158,846)	(2,158,846)
Balance at March 31, 2019	15,560,765	$15,562	—	$—	$39,213,286	$(31,983,537)	$7,245,311
Issuance of stock for cash	150,000	150	—	—	(150)	—	—
Issuance of stock for services	92,090	91	—	—	159,010	—	159,101
Share based compensation	—	—	—	—	1,615,896	—	1,615,896
Net loss	—	—	—	—	—	(3,695,240)	(3,695,240)
Balance at June 30, 2019	15,802,855	$15,803	—	$—	$40,988,042	$(35,678,777)	$5,325,068
Issuance of stock for services	40,000	40	—	—	40,895	—	40,935
Share based compensation	—	—	—	—	540,808	—	540,808
Net loss	—	—	—	—	—	(2,375,712)	(2,375,712)
Balance at September 30, 2019	15,842,855	$15,843	—	$—	$41,569,745	$(38,054,489)	$3,531,099

Balance at December 31, 2019	19,263,841	$19,264	—	$—	$43,483,740	$(40,479,459)	$3,023,545
Issuance of stock for cash	13,581,000	13,581	—	—	25,718,059	—	25,731,640
Issuance of stock for services	5,000	5	—	—	1,545	—	1,550
Share based compensation	—	—	—	—	752,444	—	752,444
Net loss	—	—	—	—	—	(5,566,220)	(5,566,220)
Balance at March 31, 2020	32,849,841	$32,850	—	$—	$69,955,788	$(46,045,679)	$23,942,959
Issuance of stock for cash	5,774,388	5,775	—	—	2,563,567	—	2,569,342
Issuance of stock for services	5,000	5	—	—	10,879	—	10,884
Share based compensation	—	—	—	—	2,359,621	—	2,359,621
Net loss	—	—	—	—	—	(4,373,293)	(4,373,293)
Balance at June 30, 2020	38,629,229	$38,630	—	$—	$74,889,855	$(50,418,972)	$24,509,513
Issuance of stock for cash	829,493	829	—	—	792,702	—	793,531
Issuance of stock for services	5,000	5	—	—	15,345	—	15,350
Share based compensation	—	—	—	—	432,590	—	432,590
Net loss	—	—	—	—	—	(2,774,943)	(2,774,943)
Balance at September 30, 2020	39,463,722	$39,464	—	$—	$76,130,492	$(53,193,915)	$22,976,041

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,714,456)	$(8,229,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,843	9,486
Share based compensation	3,572,439	2,879,762
Changes in operating assets and liabilities:
Accounts receivable	570	9,297
Prepaid expenses and other	(794,392)	(27,862)
Deposits	10,991	6,353
Accounts payable and accrued expenses	(114,834)	189,907
Other current liabilities	(20,195)	(34,497)
Net cash used in operating activities	(10,043,034)	(5,197,353)
Cash flows from investing activities:
Additions to property and equipment	(14,529)	(8,879)
Additions to intellectual property	(96,512)	(44,473)
Reductions in (Additions to) research and development supplies	115,456	(801,780)
Net cash provided by (used in) investing activities	4,415	(855,132)
Cash flows from financing activities:
Proceeds from issuances of stock	29,094,513	—
Net cash provided by financing activities	29,094,513	—
Net increase (decrease) in cash	19,055,894	(6,052,485)
Cash, beginning of period	2,002,492	8,600,918
Cash, end of period	$21,058,386	$2,548,433

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Genprex™ (“we” or the “Company”) is a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes.  Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (formerly referred to as GPX-001), is being developed to treat non-small cell lung cancer (”NSCLC”). REQORSA consists of a tumor suppressor gene called TUSC2, which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary Oncoprex® Nanoparticle Delivery System™ to deliver TUSC2 to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by an exclusive worldwide license from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We are planning to initiate our Acclaim-1 and Acclaim-2 clinical trials in the first half of 2021. Acclaim-1 is a Phase 1/2 clinical trial using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late stage NSCLC with mutated epidermal growth factor receptors (“EGFRs”) whose disease progressed after treatment with Tagrisso. In January 2020, we received Food and Drug Administration (“FDA”) Fast Track Designation for the Acclaim-1 patient population. Acclaim-2 is a Phase 1/2 clinical trial using a combination of REQORSA with Merck & Co.’s Keytruda®  in NSCLC patients who are low expressors (1% to 49%) of the protein programmed death-ligand 1 (“PD-L1”).

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education and, according to researchers, has the potential to cure type 1 and type 2 diabetes. This potential treatment works by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. Our diabetes product is currently being evaluated in pre-clinical studies.

Oncology Platform Technologies

Utilizing our Oncoprex Nanoparticle Delivery System, we are developing cancer treatments that are designed to administer cancer fighting genes. We encapsulate the genes into the Oncoprex nanoscale hollow spheres, administer them intravenously, where they are then taken up by tumor cells and express proteins that are missing or found in low quantities in the tumor cells. With our lead drug candidate, REQORSA, there is a multimodal mechanism of action whereby REQORSA, which encapsulates the TUSC2 gene, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has also been shown to block mechanisms that create drug resistance.

Epidemiology: Non-Small Cell Lung Cancer

We are initially targeting NSCLC with REQORSA. According to the World Health Organization in 2018, lung cancer was the leading cause of cancer deaths worldwide, causing more deaths than colorectal, breast, liver or stomach cancers. In the same year, there were more than 2 million new lung cancer cases and 1.7 million deaths from lung cancer worldwide. In the United States, according to the American Cancer Society, it is estimated that in 2020 there will be more than 228,000 new cases of lung cancer and more than 135,000 deaths from lung cancer. The American Society of Clinical Oncology reports that NSCLC represents 84 percent of all lung cancers and has a 24 percent five-year survival rate. However, according to the National Cancer Institute, 57 percent of lung cancer diagnoses are distant, or have metastasized, and the five-year relative survival rate for Stage IV (metastatic) NSCLC is approximately 5 percent. With limited benefit from current therapies, we believe there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe REQORSA may be suitable for a majority of NSCLC patients.

Acclaim-1

In January 2020, we received Fast Track Designation from the FDA for use of REQORSA in combination with AstraZeneca’s EGFR inhibitor Tagrisso for the treatment of NSCLC patients with EFGR mutations whose tumors progressed after treatment with Tagrisso. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with Tagrisso before their tumors progress is approximately 18 months. Tagrisso is now considered a new standard of care for NSCLC patients with an EGFR mutation. Given the poor prognosis for these patients and our FDA Fast Track Designation, we are prioritizing this drug combination and patient population and plan to initiate the Phase 1/2 clinical trial in the first half of 2021. The Acclaim-1 trial is a Phase 1/2 clinical trial in Stage 4 NSCLC patients who are EGFR mutant and whose disease has progressed after treatment with Tagrisso. The trial consists of a combination of REQORSA and Tagrisso, and we plan to conduct the trial in approximately 10 U.S. sites with about 100 patients (9-18 patients in the Phase 1 component and 82 patients in the Phase 2 component). An interim analysis will be performed after 53 events (i.e., death or progression of disease).

Acclaim-2

In 2019, preclinical data was presented by MD Anderson collaborators relating to the combination of TUSC2, the active agent in REQORSA, with Keytruda showing that TUSC2 combined with the checkpoint blockade mechanism of action of Keytruda was more effective than Keytruda alone in increasing the survival of mice with human immune cells (humanized mice) that had metastatic lung cancer. MD Anderson also presented preclinical data in 2019 for the combination of TUSC2, Keytruda and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2 demonstrates synergy with Keytruda and chemotherapy, and thus, may improve on first-line standard of care for lung cancer. In May 2020, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson for the use of TUSC2 in combination with immunotherapies, including Keytruda. We plan to initiate the Acclaim-2 trial in the first half of 2021, which is a Phase 1/2 clinical trial combining REQORSA with Keytruda in patients whose disease has progressed on Keytruda in NSCLC patients who are low expressors (1% to 49%) of PD-L1.

We believe that our Oncoprex Nanoparticle Delivery System could allow delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. We believe that REQORSA’s combination of pan-kinase inhibition, direct induction of apoptosis, anti-cancer immune modulation and complementary action with targeted drugs and immunotherapies is unique, and positions REQORSA to provide treatment for patients with NSCLC and possibly other cancers, who are not benefitting from current therapies.

Diabetes Gene Therapy

Diabetes is a chronic, metabolic disease characterized by elevated levels of blood glucose (or blood sugar), which leads over time to serious damage to the heart, blood vessels, eyes, kidneys and nerves. The most common is type 2 diabetes, which usually occurs in adults, and which arises when the body becomes resistant to insulin or does not make enough insulin. In the past three decades, the prevalence of type 2 diabetes has risen dramatically. Type 1 diabetes, also known as juvenile diabetes or insulin-dependent diabetes, is a chronic condition in which the pancreas produces little or no insulin by itself. According to the International Diabetes Federation in 2019, about 463 million people worldwide had diabetes and 4.2 million deaths were attributed to diabetes. Both the number of cases and the prevalence of diabetes have been steadily increasing over the past few decades.

Our diabetes gene therapy, also referred to as GPX-002, was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh.  This potential treatment works by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas.

The diabetes gene therapy has been tested in vivo in mice and nonhuman primates. In studies in non-obese diabetic mice, the gene therapy approach restored normal blood glucose levels for an extended period of time, typically around four months. According to Dr. Gittes, the duration of restored blood glucose levels in mice could translate to decades in humans. If successful, this gene therapy could eliminate the need for insulin replacement therapy for diabetic patients.

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

Note 2 - Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with GAAP. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion, the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2020. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2019 filed with the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2020. A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We had no cash equivalents, and had $20,811,895 and $1,761,278 in excess of FDIC insured limits of $250,000 at September 30, 2020 and December 31, 2019, respectively.

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

Research and Development Costs

Research and development expenditures consist of costs incurred to conduct research and development activities. These include payments to collaborative research partners, manufacturing partners, and clinical strategy partners, wages and associated employee benefits, facilities and overhead costs. These expenditures relate to our preclinical, Phase 1, and Phase 2 clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in research and development supplies. Supplies purchased and capitalized for future use were $686,324 and $801,780 at September 30, 2020 and December 31, 2019, respectively.

Awards

In 2010, we were awarded $4.5 million from the State of Texas Emerging Technology Fund (“TETF”). The award was received in two tranches of $2.25 million each during 2010 and 2011. The award proceeds were used to further the development and future commercialization of REQORSA, our lead product candidate for NSCLC. In consideration of the award, we provided the TETF with an “Investment Unit,” consisting of (i) a Promissory Note (“Note”) and (ii) a right to purchase our equity shares (“Warrant”). The funds received for this award were assigned to the Investment Unit, and classified separately from equity as “mezzanine” in the balance sheet.

In 2010, we also were awarded approximately $244,500 from the U.S. Treasury Department for our QTDP Program Nanoparticle Therapy for Lung Cancer. The award was received during 2011 for our historical activities, and required no prospective expenditures. We accounted for these funds received as revenue at that time.

Intellectual Property

Intellectual property consists of legal and related costs associated with patents and other proprietary technology and rights developed, acquired, licensed by, or maintained by us that we believe contribute to a probable economic benefit toward such patents and activities. These costs incurred in connection with obtaining and maintaining intellectual property protection, such as patent applications and patent maintenance, are capitalized. Intellectual property is stated at cost, to be amortized on a straight-line basis over the estimated useful lives of the assets.

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

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings. In August 2019, the remaining articles of the Investment Unit were terminated.  There were no changes in the fair value of the Investment Unit at September 30, 2020.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after September 30, 2020 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

We have exclusive license agreements on 34 issued patents and 16 patent applications worldwide for technologies developed by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

Promissory Note

The Note was an obligation to repay the $4.5 million principal amount, with interest accrued at 8% per annum, but only if an event of default occurred prior to August 13, 2020. If no event of default occurred prior to August 13, 2020, the Note and all related interest would be cancelled. The Note was cancelled on August 16, 2019.

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

Stock Issuances

During the nine months ended September 30, 2020, we issued (i) 13,581,000 shares of common stock in our registered direct offerings for proceeds of $25,731,640, (ii) 5,511,599 shares of common stock upon the exercise of warrants for cash proceeds of $2,537,731, (iii) 115,552 shares of common stock upon the cashless exercise of warrants, (iv) 976,730 shares of common stock upon the exercise of options for  cash proceeds of $825,027, and (v) 15,000 shares of common stock for services provided to us, valued at $27,900.

During the year ended December 31, 2019, we issued (i) 3,167,986 shares of common stock in the 2019 RDO for proceeds of $1,267,194, (ii) 506,707 shares of common stock for services provided to us, valued at $469,588, and (iii) 350,000 shares of common stock held in abeyance for an investor in our May 9, 2018 private placement.

Preferred Stock

In connection with the Company’s IPO, all preferred stock included in Series A through Series G preferred stock, totaling 1,394,953 shares at March 31, 2018 were converted to an aggregate of 9,324,177 shares of the Company's common stock in association with the forward-split (See Note 2 - Capital Stock). Upon the completion of the IPO, the Company became authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at September 30, 2020.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting common stock automatically converted into voting common stock on a one-for-one basis. Immediately following the completion of the IPO, the Company became authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 39,463,722 shares of common stock outstanding at September 30, 2020.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended September 30, 2020 and December 31, 2019, respectively, is as follows:

	Number of	Weighted Avg.
	Warrants	Exercise Price
Outstanding at January 1, 2019	3,864,552	$2.36
Issued	3,611,504	0.46
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2019	7,476,056	$1.45
Issued	550,000	2.41
Cancelled or expired	24,158	0.50
Exercised	5,627,151	0.46
Outstanding at September 30, 2020	2,374,747	$4.01
Vested or expected to vest at September 30, 2020	—	—
Exercisable at September 30, 2020	2,124,747	$4.18

In the nine-month period ended September 30, 2020, (i) investors and placement agents of the Company's May 2018 private placement and 2019 RDO exercised warrants to purchase 5,511,599 shares of common stock for cash proceeds of $2,537,731, (ii) the Company issued 115,552 shares of common stock and cancelled 24,158 shares of common stock to placement agents of the 2019 RDO for the exercise of warrants via cashless exercise, and (iii) the Company issued warrants to purchase up to 550,000 shares of common stock to service providers including 500,000 shares of common stock to Cancer Revolution, LLC at an exercise price of $2.27 per share and 50,000 shares of common stock to Capital City Technical Consulting, Inc. at an exercise price of $3.81 per share. During the nine-month period ended September 30, 2020, we recorded share-based compensation of $450,000 associated with Company milestone-based vesting of the Cancer Revolution, LLC warrants. We expect to record $124,000 of share-based compensation for time-based vesting over the next three years and another $300,000 of share-based compensation based on performance-based vesting.

In the year ended December 31, 2019, we (i) issued warrants to purchase 3,167,986 shares of our common stock at an exercise price of $0.46 per share to the investors in the 2019 RDO, (ii) issued warrants to purchase 443,518 shares of our common stock at an exercise price of $0.50 per share to the placement agent in the 2019 RDO, and (iii) reduced the purchase price of the warrants issued to investors in the May 9, 2018 private placement to purchase 2,283,740 shares of our common stock from $4.25 per share to $0.46 per share.

On January 29, 2018, the Company entered into an agreement with FundAthena, Inc. whereby the Company agreed to grant warrants to purchase 6,000 shares of common stock at an exercise price of $5.00 per share in consideration of services valued at $30,000 provided to the Company. At September 30, 2020, the Company has not issued these warrants.

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

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan is automatically increased on January 1 of each calendar year, beginning on January 1, 2019 by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the 2018 Plan. On January 1, 2019 and 2020, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 761,957 and 963,192 shares, respectively.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on the completion of the IPO on April 3, 2018. The ESPP will not become effective until the Board determines to make this benefit available to our employees. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights granted to our eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP, which is our board of directors, determined not to increase the number of shares reserved for issuance under the ESPP on January 1, 2019 or January 1, 2020.

Stock Options

As of September 30, 2020, the Company had outstanding stock options to purchase 6,982,885 shares of common stock that have been granted to various executives, employees, directors, and independent contractors. These options can vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.001 to $9.80 per share. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term:	10 years
Risk-free rate:	0.13% – 2.63%
Volatility:	75.98% – 82.03%
Dividend yield:	0%

In the nine-month period ending September 30, 2020, the Company (i) granted stock options to purchase an aggregate of 2,141,529 shares of the Company's common stock with exercise prices ranging from $1.28 to $3.80 per share to employees, board members, and consultants, (ii) cancelled options to purchase 164,837 shares of common stock at an exercise price of $9.80 per share due to separation of a former executive, and (iii) issued 976,730 shares of the Company's common stock upon the exercise of options held by former board members and a former executive with exercise prices ranging from $0.015 to $2.15 per share.

In the year ending December 31, 2019, the Company granted stock options to purchase an aggregate of 1,744,300 shares of common stock with exercise prices ranging from $0.30 to $1.62 per share to employees and consultants and cancelled options to purchase 297,058 shares of common stock due to the inactivity of service providers.

The weighted average remaining contractual term for the outstanding options at September 30, 2020 and December 31, 2019 is 7.73 and 7.45 years, respectively.

Stock option activity for the nine months and year ended September 30, 2020 and December 31, 2019, respectively, is as follows:

	Number of	Weighted Avg.
	Shares	Exercise Price
Outstanding at January 1, 2019	4,535,681	$3.31
Options granted	1,744,300	1.48
Options exercised	—	—
Options expired	(297,058)	—
Outstanding at December 31, 2019	5,982,923	$2.66
Options granted	2,141,529	2.78
Options exercised	(976,730)	0.84
Options expired or cancelled	(164,837)	9.80
Outstanding at September 30, 2020	6,982,885	$2.78
Vested or expected to vest at September 30, 2020	218,260	$2.70
Exercisable at September 30, 2020	4,857,491	$3.00

Share-Based Compensation

For the nine months ended September 30, 2020, the Company's total share-based compensation was approximately $3.6 million, nearly all of which represents the vesting of options and warrants issued to service providers, executives, employees, and board members. The Company’s total compensation cost related to non-vested time-based stock option awards granted to executives, employees, and board members and not yet recognized was approximately $4.5 million for the quarter ended September 30, 2020. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2020, the weighted average term over which these expenses are expected to be recognized are 2.26 years.

As of September 30, 2020, there are no performance-based stock option awards outstanding.

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

Viet Ly

The Company entered into a consulting agreement with Viet Ly on April 19, 2018. The Company agreed to pay Mr. Ly $175,000 initially, with compensation variable from time-to-time as determined by the Company, for strategic consulting services. The Company paid Mr. Ly an aggregate of $28,500 during the quarter ended September 30, 2020 for strategic services. In addition, in April 2020, the Company issued Cancer Revolution LLC, an entity owned by Mr. Ly, a warrant to purchase up to 500,000 shares of common stock at the fair market value of the common stock on the date of issuance that vests based on the achievement of Company milestones.

Note 7 - Commitments and Contingencies

Leases

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC to establish and lease offices at the Cambridge Innovation Center in Cambridge, Massachusetts. On April 1, 2020, the Company provided notice of cancellation of our lease in the Cambridge Innovation Center in Cambridge, Massachusetts, effective April 30, 2020.

On April 16, 2018, the Company executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School in Austin, Texas. The lease ran through October 31, 2020 and the Company pays $462 per month to occupy this location. See Subsequent Event Note 9.

Commitments

MD Anderson Cancer Center

We have entered into a clinical study agreement with MD Anderson in Houston, Texas, to administer a Phase 1/2 clinical trial, combining FUS1-nanoparticles and Tarceva in Stage IV lung cancer patients. FUS1 is sometimes referred to as TUSC2 and has recently been branded as REQORSA. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. With Tagrisso now considered a new standard of care in the U.S. for NSCLC in patients with an EGFR mutation and our receipt of FDA Fast Track Designation for use of REQORSA combined with Tagrisso, we are prioritizing this program in lieu of the combination trial of REQORSA and Tarceva.

In May 2020, the Company entered into a license agreement with The Board of Regents of the University of Texas System, on behalf of MD Anderson. In consideration of the license, the Company will make certain agreed upon payments to MD Anderson, including an up-front license fee, annual maintenance fees, an aggregate of $4,150,000 in milestone payments over the term of the agreement, and single digit royalty payments (until such time that $3 billion per year in worldwide sales of licensed products using the licensed intellectual property is achieved and low double digits thereafter), minimum annual royalties for sales of licensed products using the licensed intellectual property, as well as reimbursement of patent expenses. The agreement expires on the last to occur of: (a) the expiration of all patents subject to the license agreement, or (b) thirty years after execution, subject to earlier termination rights by the Company and MD Anderson, including MD Anderson's right to terminate the agreement upon the occurrence of certain events, including the Company's failure to meet certain commercial diligence milestones.

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

In 2009, we agreed to assume certain contractual and other obligations of IRI in consideration of the sublicense rights, expertise, and assistance associated with the assignment of certain technologies and intellectual property. We also agreed to pay royalties of 1% on sales of resulting licensed products, for a period of 21 years following the termination of the last of the MD Anderson License Agreement and Sublicense Agreement, to IRI and we assumed patent prosecution costs and an annual minimum royalty of $20,000 payable to the National Institutes of Health.

National Institutes of Health

Our $191,393 payment obligation to the National Institutes of Health (“NIH”) represented a current obligation, of which $15,393 of 2016 patent prosecution costs were paid in the fourth quarter of 2016 and $176,000 was included in Accounts Payable at December 31, 2016 (consisting of accrued annual royalties of $140,000 and patent costs of $36,000). During the first quarter of 2017, we modified the terms of our accrued royalty obligation to NIH. Under the modified agreement, NIH agreed to extinguish $120,000 of the accrued royalties payable to it in consideration of payment by us of (i) accrued patent costs of $36,000, (ii) a royalty payment of $20,000, and (iii) a contingent payment of $240,000, increasing by $20,000 per year starting in 2018, to be paid upon our receipt of FDA approval. The payments for the patent costs of $36,000 and royalties of $20,000 were paid during the second quarter of 2017.

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

University of Pittsburgh

As part of our License Agreement with the University of Pittsburgh in February 2020, we agreed to (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties between 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) milestone payments of an aggregate of $3,975,000. The agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights, subject to earlier termination pursuant to the terms of the agreement.

Contingencies

From time to time we may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on our financial condition, results of operations or liquidity.

Note 8 - Significant Events

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic has become increasingly widespread in the United States, including markets in which the Company operates or may operate in the future. The COVID-19 pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, in addition to many other unknowns. To date, the Company has not experienced any material impact on its financial results or operations as a result of the COVID-19 pandemic. The extent to which the COVID-19 pandemic could impact the Company's operations or financial results is uncertain. The Company continues to monitor the impact of the COVID-19 pandemic closely.

Note 9 - Subsequent Events

Share Issuance

On October 1, 2020, the Company issued 5,000 shares of common stock to a service provider in consideration of services to be provided through December 31, 2020.

Leases

On October 15, 2020, the Company amended the agreement with the Board of Regents of the University of Texas System to extend the lease of offices at the Dell Medical School in Austin, Texas through April 30, 2021.

New Hires, Promotion, and Option Issuances

On October 22, 2020, the Company granted stock options to purchase an aggregate of 285,000 shares of common stock at an exercise price of $3.36 per share, the fair market value of the common stock on the date of grant, in connection with the new hire of two employees, including the Company's Senior Vice President, Intellectual Property and Licensing and the promotion of a current employee to Vice President, Manufacturing.

Option Exercises

The Company issued 150,000 shares of common stock for $216,560 in cash to former board members and a former executive upon the exercise of options from October 1, 2020 through November 5, 2020.

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

Overview

We are a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes.  Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (formerly referred to as GPX-001), is being developed to treat non-small cell lung cancer (”NSCLC”). REQORSA consists of a tumor suppressor gene called TUSC2, which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary Oncoprex® Nanoparticle Delivery System™ to deliver TUSC2 to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by an exclusive worldwide license from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We are planning to initiate our Acclaim-1 and Acclaim-2 clinical trials in the first half of 2021. Acclaim-1 is a Phase 1/2 clinical trial using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late stage NSCLC with mutated epidermal growth factor receptors (“EGFRs”) whose disease progressed after treatment with Tagrisso. In January 2020, we received Food and Drug Administration (“FDA”) Fast Track Designation for the Acclaim-1 patient population. Acclaim-2 is a Phase 1/2 clinical trial using a combination of REQORSA with Merck & Co.’s Keytruda®  in NSCLC patients who are low expressors (1% to 49%) of the protein programmed death-ligand 1 (“PD-L1”).

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education and, according to researchers, has the potential to cure type 1 and type 2 diabetes. This potential treatment works by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. Our diabetes product is currently being evaluated in pre-clinical studies.

Oncology Platform Technologies

Utilizing our Oncoprex Nanoparticle Delivery System, we are developing cancer treatments that are designed to administer cancer fighting genes. We encapsulate the genes into the Oncoprex nanoscale hollow spheres, administer them intravenously, where they are then taken up by tumor cells and express proteins that are missing or found in low quantities in the tumor cells. With our lead drug candidate, REQORSA, there is a multimodal mechanism of action whereby REQORSA, which encapsulates the TUSC2 gene, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has also been shown to block mechanisms that create drug resistance.

Epidemiology: Non-Small Cell Lung Cancer

We are initially targeting NSCLC with REQORSA. According to the World Health Organization in 2018, lung cancer was the leading cause of cancer deaths worldwide, causing more deaths than colorectal, breast, liver or stomach cancers. In the same year, there were more than 2 million new lung cancer cases and 1.7 million deaths from lung cancer worldwide. In the United States, according to the American Cancer Society, it is estimated that in 2020 there will be more than 228,000 new cases of lung cancer and more than 135,000 deaths from lung cancer. The American Society of Clinical Oncology reports that NSCLC represents 84 percent of all lung cancers and has a 24 percent five-year survival rate. However, according to the National Cancer Institute, 57 percent of lung cancer diagnoses are distant, or have metastasized, and the five-year relative survival rate for Stage IV (metastatic) NSCLC is approximately 5 percent. With limited benefit from current therapies, we believe there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe REQORSA may be suitable for a majority of NSCLC patients.

Acclaim-1

In January 2020, we received Fast Track Designation from the FDA for use of REQORSA in combination with AstraZeneca’s EGFR inhibitor Tagrisso for the treatment of NSCLC patients with EFGR mutations whose tumors progressed after treatment with Tagrisso. According to the FLAURA study sponsored by AstraZeneca, the median length of time that patients are treated with Tagrisso before their tumors progress is approximately 18 months. Tagrisso is now considered a new standard of care for NSCLC patients with an EGFR mutation. Given the poor prognosis for these patients and our FDA Fast Track Designation, we are prioritizing this drug combination and patient population and plan to initiate the Phase 1/2 clinical trial in the first half of 2021. The Acclaim-1 trial is a Phase 1/2 clinical trial in Stage 4 NSCLC patients who are EGFR mutant and whose disease has progressed after treatment with Tagrisso. The trial consists of a combination of REQORSA and Tagrisso, and we plan to conduct the trial in approximately 10 U.S. sites with about 100 patients (9-18 patients in the Phase 1 component and 82 patients in the Phase 2 component). An interim analysis will be performed after 53 events (i.e., death or progression of disease).

Acclaim-2

In 2019, preclinical data was presented by MD Anderson collaborators relating to the combination of TUSC2, the active agent in REQORSA, with Keytruda showing that TUSC2 combined with the checkpoint blockade mechanism of action of Keytruda was more effective than Keytruda alone in increasing the survival of mice with human immune cells (humanized mice) that had metastatic lung cancer. MD Anderson also presented preclinical data in 2019 for the combination of TUSC2, Keytruda and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2 demonstrates synergy with Keytruda and chemotherapy, and thus, may improve on first-line standard of care for lung cancer. In May 2020, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson for the use of TUSC2 in combination with immunotherapies, including Keytruda. We plan to initiate the Acclaim-2 trial in the first half of 2021, which is a Phase 1/2 clinical trial combining REQORSA with Keytruda in patients whose disease has progressed on Keytruda in NSCLC patients who are low expressors (1% to 49%) of PD-L1.

We believe that our Oncoprex Nanoparticle Delivery System could allow delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. We believe that REQORSA’s combination of pan-kinase inhibition, direct induction of apoptosis, anti-cancer immune modulation and complementary action with targeted drugs and immunotherapies is unique, and positions REQORSA to provide treatment for patients with NSCLC and possibly other cancers, who are not benefitting from current therapies.

Diabetes Gene Therapy

Diabetes is a chronic, metabolic disease characterized by elevated levels of blood glucose (or blood sugar), which leads over time to serious damage to the heart, blood vessels, eyes, kidneys and nerves. The most common is type 2 diabetes, which usually occurs in adults, and which arises when the body becomes resistant to insulin or does not make enough insulin. In the past three decades, the prevalence of type 2 diabetes has risen dramatically. Type 1 diabetes, also known as juvenile diabetes or insulin-dependent diabetes, is a chronic condition in which the pancreas produces little or no insulin by itself. According to the International Diabetes Federation in 2019, about 463 million people worldwide had diabetes and 4.2 million deaths were attributed to diabetes. Both the number of cases and the prevalence of diabetes have been steadily increasing over the past few decades.

Our diabetes gene therapy, also referred to as GPX-002, was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at UPMC Children’s Hospital of Pittsburgh.  This potential treatment works by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas.

The diabetes gene therapy has been tested in vivo in mice and nonhuman primates. In studies in non-obese diabetic mice, the gene therapy approach restored normal blood glucose levels for an extended period of time, typically around four months. According to Dr. Gittes, the duration of restored blood glucose levels in mice could translate to decades in humans. If successful, this gene therapy could eliminate the need for insulin replacement therapy for diabetic patients.

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

Notwithstanding the foregoing, subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions, including, without limitation, the exemption from the requirements (i) to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment in any of our clinical trials may vary from our estimates and could result in our reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from contract research organizations ("CROs") and other third-party service providers. To date, there have been no material differences from our accrued expenses to actual expenses.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to September 30, 2020. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

We expect our research and development expenses to increase in the future as we advance our current and potential product candidates into and through clinical trials, as we pursue regulatory approval of our current and potential product candidates in the United States and Europe, and as we expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our current and potential product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our current and potential product candidates, if at all.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019.

Research and Development Expense

Research and development ("R&D") expense for the three months ended September 30, 2020 was $1,350,016 as compared to 467,344 for the three months ended September 30, 2019. The increase of $882,672, or 189%, is due to increased activities in support of our upcoming Acclaim-1 and Acclaim-2 clinical trials including the hiring of new employees to develop and execute on clinical strategy and additional manufacturing activities.

R&D expense for the nine months ended September 30, 2020 was $4,983,530 as compared to $1,477,427 for the nine months ended September 30, 2019. The increase of $3,506,103, or 237%, is due to the hiring of new employees and consultants to develop strategy for and execute on the launch of our Acclaim-1 and Acclaim-2 clinical trials, major advancements in our manufacturing programs providing drug product for our Acclaim-1 and Acclaim-2 clinical trials, and research of novel therapeutic approaches for the treatment of cancer using REQORSA and immunotherapies. These R&D activities will continue throughout 2020 and thereafter and will continue to include costs related to the launch and conduct of the Acclaim-1 and Acclaim-2 clinical trials, the development and execution on related manufacturing strategies and processes required to support these, and potentially other, clinical programs, and additional preclinical research.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended September 30, 2020 was $1,421,863 as compared to $1,909,982 for the three months ended September 30, 2019. The decrease of $488,119, or 26%, is primarily due to reclassification of expenses associated with R&D personnel to more accurately reflect expenses associated with their job function. Additionally, as a result of travel restrictions and social distancing guidelines put in place as a result of the COVID-19 pandemic, we realized cost savings during the three months ended September 30, 2020 due to reduced office and travel expenses.

G&A expense for the nine months ended September 30, 2020 was $7,731,550 as compared to $6,768,506 for the nine months ended September 30, 2019. The increase of $963,044, or 14%, is primarily due to an increase in financing costs and legal fees associated with our fundraising activities in early 2020 as well as greater than normal share-based compensation expense associated with the accelerated vesting of options for a former executive pursuant to his separation agreement.

Interest Income. Interest income was $2,650 and $5,051 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $2,401, or 48%. Interest income was $17,467 and $25,620 for the nine months ended September 30, 2020 and 2019, respectively, a decrease of $8,153, or 32%. The decreases associated with interest income for the three and nine months ended September 30, 2020 were due to changes in the cash balances associated with money market instruments.

Interest Expense. There was no interest expense for the three and nine months ended September 30, 2020 and 2019 because we satisfied all debt obligations and repaid all short-term loans prior to 2019. As of September 30, 2020, we had no outstanding debt.

Depreciation Expense. Depreciation expense was $5,714 and $3,437 for the three months ended September 30, 2020 and 2019, respectively, an increase of $2,277, or 66%. Depreciation expense was $16,843 and $9,486 for the nine months ended September 30, 2020 and 2019, respectively, an increase of $7,357, or 78%. The increase in depreciation expense during the three and  nine months ended September 30, 2020, was driven by increased purchase of equipment for use by employees and manufacturing partners for research activities.

Liquidity and Capital Resources

From inception through September 30, 2020, we have never generated revenue from product sales and have incurred net losses in each year. As of September 30, 2020, we had an accumulated deficit of approximately $53 million. We have funded our operations primarily through the sale and issuance of capital stock. During 2019, we sold 3,167,986 shares of common stock and warrants to purchase 3,167,986 shares of common stock for total gross proceeds of $1,267,194 pursuant to a registered direct offering. During the nine months ended September 30, 2020, we sold an aggregate of 13,581,000 shares of common stock for total gross proceeds of $25,731,640 pursuant to registered direct offerings and issued 6,603,881 shares of common stock with gross proceeds of $3,362,758 from warrant and option exercises.

As of September 30, 2020, we had $21,058,386 in cash.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current and potential product candidates, or other product candidates to which we may acquire rights, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-2 clinical trials planned to be launched in 2021. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to  curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into mid 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned.

The following table sets forth the primary sources and uses of cash during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(10,043,034)	$(5,197,353)
Net cash provided by (used in) investing activities	4,415	(855,132)
Net cash provided by financing activities	29,094,513	—
Net increase (decrease) in cash	$19,055,894	$(6,052,485)

Cash used in operating activities

Net cash used in operating activities was $10,043,034 and $5,197,353 for the nine months ended September 30, 2020 and 2019, respectively. The $4,845,681, or 93%, increase in net cash used in operating activities during the nine months ended September 30, 2020 was due to an increase in financing costs and legal fees associated with our fundraising activities during the first three months of 2020 and significant increases to our headcount and service providers in preparation for the launch of our Acclaim-1 and Acclaim-2 clinical trials planned for 2021.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $4,415 for the nine months ended September 30, 2020 and net cash used by investing activities was $855,132 for the nine months ended September 30, 2019. This difference of $859,547, was primarily due to a major investment in manufacturing materials during the nine months ended September 30, 2019 that are currently being used to manufacture REQORSA for our planned clinical trials. Investments in property and equipment and intellectual property increased slightly for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Cash provided by financing activities

Net cash provided by financing activities was $29,094,513 and $0 during the nine months ended September 30, 2020 and 2019, respectively. The $29,094,513 increase in net cash provided by financing activities was due to our selling common stock in capital raising activities during the first nine months of 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

In response to the material weakness described above, during the nine months ended September 30, 2020, we began evaluating and implementing new internal controls over financial reporting and disclosure controls and procedures. Although management is still evaluating the design of new controls and procedures, we believe that our improved processes and procedures will assist us in remediating our material weakness. Once placed in operation for a sufficient period of time, we will subject these controls and procedures to appropriate tests in order to determine whether they are operating effectively. Management, with oversight from the Audit Committee of our board of directors, is committed to the remediation of our material weakness as expeditiously as possible.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, we issued and sold the following unregistered securities:

1)	On July 1, 2020 we issued an aggregate of 5,000 shares of our common stock to a consultant in consideration of services.

2)	On August 10, 2020, we granted a warrant to purchase up to 50,000 shares of our common stock to a consultant in consideration of services.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed on the Index to Exhibits following the signature page are filed as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
4.1*	Warrant Agreement, dated as of August 10, 2020, by and between Genprex, Inc. and Capital City Technical Consulting, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: November 12, 2020	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)