Form 10-K
period 2020-12-31
Genprex, Inc.
filed 2021-03-26
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38244

Genprex, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0772347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1601 Trinity Street, Bldg B, #3.312.09
Austin, Texas	78712
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 774-4679

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was approximately $114 million, computed by reference to the closing price of the registrant’s common stock on June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter) of $3.14 per share, as reported by The Nasdaq Capital Market.

As of March 15, 2021, there were 43,276,764 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2021 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2020.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•	Market conditions;

•	Our capital position;

•	Our ability to compete with larger better financed pharmaceutical companies;

•	Our uncertainty of developing marketable products;

•	Our ability to develop and commercialize our products;

•	Our ability to obtain regulatory approvals;

•	Our ability and third parties’ ability to maintain and protect intellectual property rights;

•	Our ability to raise additional future financing and possible lack of financial and other resources;

•	The success of our clinical trials through all phases of clinical development;

•	Any delays in regulatory review and approval of our current and future product candidates;

•	Our dependence on third-party manufacturers to supply or manufacture our products;

•	Our ability to control product development costs;

•	Our ability to attract and retain key employees;

•	Our ability to compete effectively;

•	Our ability to enter into new strategic collaborations, licensing or other arrangements;

•	Changes in government regulation affecting product candidates could increase our development costs;

•	Our involvement in patent and other intellectual property litigation could be expensive and could divert management’s attention;

•	The possibility that there may be no market acceptance for our products; and

•	Changes in third-party reimbursement policies which could adversely affect potential future sales of any of our products that are approved for marketing.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements, which speak only as of the date of this Annual Report. Except as required by law, we assume no obligation and expressly disclaim any duty to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements contained in this Annual Report. All forward-looking statements are expressly qualified in their entirety by the cautionary statements contained in this section.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

●

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

●

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

●	We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.

Risks Related to Development and Commercialization of Our Current and Future Product Candidates

●	Our success depends greatly on the success of our development of REQORSA for the treatment of NSCLC, and our other product candidates, including GPX-002 for the treatment of diabetes.
●

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our current and future product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our current and future product candidates.

●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.
●

The accelerated approval pathway for our product candidates may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

●	If we are unable to secure contract manufacturers with capabilities to produce the products that we require, we could experience delays in conducting our planned clinical trials.
●

REQORSA, GPX-002 and any other product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates, and the approval may be for a narrower indication than we seek. Furthermore, even if we obtain regulatory approval of our current and future product candidates, the products may not gain market acceptance among physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community.

●

REQORSA, GPX-002 and other future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

●

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.
●	Our business may be adversely affected by the ongoing coronavirus pandemic.

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

●

If the FDA does not find the manufacturing facilities of our current or future contract manufacturers acceptable for commercial production, we may not be able to commercialize REQORSA, GPX-002 or any of our future product candidates.

●

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and other federal and state healthcare laws, and the failure to comply with such laws could result in substantial penalties. Our employees, independent contractors, consultants, principal investigators, contract research organizations, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

●

Coverage and reimbursement may be limited or unavailable in certain market segments for REQORSA, GPX-002 and our future product candidates, if approved, which could make it difficult for us to sell REQORSA, GPX-002  and our future product candidates profitably.

●	Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
●	We are subject to a variety of risks associated with international operations which could materially adversely affect our business.

Risks Related to Our Dependence on Third Parties

●

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our current product candidates and our financial condition and operating results.

●

We rely, in part, and expect to continue to rely, in part, on third parties to conduct, supervise and monitor our clinical trials, and to distribute, manufacture and perform release testing for our current and future product candidates and other key materials. If such third parties perform in an unsatisfactory manner or do not carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approvals for our  product candidates which may harm our business.

●	We have completed and may in the future complete related party transactions that were not and may not be conducted on an arm’s length basis.

Risks Related to Our Intellectual Property

●	If we fail to comply with obligations pursuant to our license agreements, we could lose intellectual property and other rights that are important to our business.
●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property. In addition, we may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

●	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Employee Matters and Managing Growth

●

We have no sales, marketing or distribution experience, and we will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.

●	We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.

General Risk Factors

●	The market price of our common stock may be highly volatile, and you may lose all or part of your investment.
●

If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

●	We have no intention of declaring dividends in the foreseeable future.
●

Our charter documents contain an exclusive forum provision with respect to certain actions which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity.

PART I

Item 1. Business.

Overview

We are a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes. Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (sometimes referred to as GPX-001), is being developed to treat non-small cell lung cancer ("NSCLC"). The active agent in REQORSA is a TUSC2 gene expressing plasmid that is encapsulated in a DOTAP cholesterol nanoparticle.  TUSC2 is a tumor suppressor gene which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary ONCOPREX® Nanoparticle Delivery System to deliver the TUSC2 gene expressing plasmid to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").

We are planning to initiate our Acclaim-1 and Acclaim-2 clinical trials in 2021. Acclaim-1 is a Phase 1/2 clinical trial using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with mutated epidermal growth factor receptors ("EGFRs") whose disease progressed after treatment with Tagrisso. In January 2020, we received Food and Drug Administration ("FDA") Fast Track Designation for the Acclaim-1 patient population. Acclaim-2 is a Phase 1/2 clinical trial using a combination of REQORSA with Merck & Co.’s Keytruda® in late-stage NSCLC patients who are low expressors (1% to 49%) of the protein programmed death-ligand 1 ("PD-L1").

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education ("University of Pittsburgh") for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. Our diabetes product candidate is currently being evaluated in preclinical studies.

Oncology Platform

Utilizing our non-viral ONCOPREX Nanoparticle Delivery System, we are developing cancer treatments that are designed to administer cancer fighting genes. We encapsulate the gene-expressing plasmids using ONCOPREX lipid nanoparticles, and administer them intravenously, where they are then taken up by tumor cells and express proteins that are missing or found in low quantities in the tumor cells. With our lead drug candidate, REQORSA, there is a multimodal mechanism of action whereby REQORSA interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has also been shown to block mechanisms that create drug resistance.

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

Diabetes Gene Therapy

Our diabetes gene therapy, also referred to as GPX-002, was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at the University of Pittsburgh Medical Center ("UPMC") Children’s Hospital. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas.

Recent Developments

License Amendment with MD Anderson

On March 3, 2021, we entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020 with MD Anderson. The MD License Amendment grants us a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, we agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses.

Financings

On February 11, 2021, we sold an aggregate of 4,000,000 shares of our common stock for a purchase price of $6.25 per share in a registered direct offering. We received net proceeds of approximately $23.2 million after deducting estimated offering expenses.

Our Pipeline

Our technologies are designed to administer disease-fighting genes to provide new treatment options for large patient populations with cancer and diabetes who currently have limited treatment options. We are developing our lead product candidate REQORSA to be administered with targeted therapies and with immunotherapies for NSCLC. We continue to conduct preclinical research to explore how REQORSA may be administered with targeted therapies and immunotherapies in other solid tumors and are researching how other cancer fighting genes can be applied using our ONCOPREX Nanoparticle Delivery System. We also are developing our pre-clinical diabetes candidate, GPX-002. The following table summarizes our product development pipeline.

Introduction – Cancer

Cancer and Genetic Mutations. Cancer results from genetic mutations. Mutations that lead to cancer are usually present in two major classes of genes: oncogenes, which are involved in functions such as signal transduction and transcription; and tumor suppressor genes, which play a role in governing cell proliferation by regulating transcription. Transduction is the process by which chemical and physical signals are transmitted through cells. Transcription is the process by which a cell’s DNA sequence is copied to make RNA molecules, which then play a role in protein expression. In normal cells, mutations in oncogenes are discovered and targeted for elimination by tumor suppressor genes. In cancer cells, the oncogene mutations may overwhelm the natural tumor suppression processes, or those tumor suppression processes may be impaired or absent. Functional alterations due to mutations in oncogenes or tumor suppressor genes may result in the abnormal and uncontrolled growth patterns characteristic of cancer. These genetic alterations facilitate such malignant growth by affecting signal transduction pathways and transcription, thus inhibiting normal growth signaling in the cell, circumventing the natural process of apoptosis, evading the immune system’s response to cancer, and inducing angiogenesis, which is the formation of new blood vessels that supply cancer cells.

The most common genetic alterations present in NSCLC are in tumor suppressor genes, against which few targeted small molecule drugs, historically considered the backbone of traditional medicine, have been developed.

Another genetic condition associated with lung cancer is the overexpression of EGFRs and mutations of kinases. Kinases are enzymes that play an important role in signal transduction through the modification of proteins by adding or taking away phosphate groups, a process called dephosphorylation, to change the proteins’ function. When two EGFR transmembrane proteins are brought to proximity on the cell membrane surface, or dimerize, either through a ligand, or binding molecule, that binds to the extracellular receptor, or through some other process, the intracellular protein-kinase domains can autophosphorylate, and activate downstream processes, including cell signaling pathways that can lead to either cell cycle arrest or cell growth and proliferation. EGFRs and kinases can act similarly to a switch that turns “on” and “off” when phosphate groups are either added or taken away. Mutated kinases can have a malfunctioning on/off switch, causing the switch to be stuck in the “on” position or failing to turn the switch “off,” leading to the loss of cell control.

Cancer and the Immune System. Cancer can also spread when the body’s natural immune functions are impaired, including by the cancer cells themselves. PD-1, or Programmed Death-1, is a receptor expressed on the surface of activated T cells, which are part of the body’s immune system. PD-L1 is a protein/receptor expressed on the surface of cancer and other cells. The binding of PD-1 to PD-L1 has been speculated to contribute to cancer cells’ ability to evade the body’s immune response. PD-1 and similar molecules are called immune checkpoints because they can impede the normal immune response, for example by blocking the T cells from attacking the cancer cells. In many cancers, PD-L1 receptors are up-regulated. Substantial research is now being performed in the emerging field of immuno-oncology to discover drugs or antibodies that could block PD-L1 and similar receptors. It is believed that blocking the PD-1/PD-L1 interaction pathway and other similar checkpoints, such as cytotoxic T-lymphocyte-associated protein 4, or CTLA-4, with drugs called checkpoint inhibitors can prevent cancer cells from inactivating T cells.

Current Treatment of NSCLC. Chemotherapy is the standard treatment for the majority of NSCLC patients, as it is for many other cancer patients. Because it is a non-selective systemic treatment, rather than a targeted approach to treating cancer, chemotherapy also kills healthy cells and has a number of other side effects.

A subset of NSCLC patients carry one or both of two EGFR mutations, referred to as exon 19 deletion and exon 21 substitution, which make their tumors sensitive to tyrosine kinase inhibitors ("EGFR TKIs"). Because EGFR is frequently overexpressed in lung tumors, it has become a favored therapeutic target for pharmaceutical companies. Several pharmacological and biological approaches, including EGFR TKIs, have been developed specifically to block activated EGFR for cancer therapy. The class of drugs functioning as protein kinase inhibitors ("KIs") comprises the majority of targeted therapies for lung cancer, accounting for most sales and use. Of the KIs, the EGFR TKI drugs are the most common, with drugs targeting EGFR kinases leading the sector growth. Several EGFR TKI therapies are marketed commercially including, but not limited to, Tagrisso, Tarceva, Iressa and Gilotrif.

Approximately 7% of NSCLC patients of North American and European descent and approximately 30% to 50% of NSCLC patients of Asian descent have activating EGFR mutations. This means that the majority of NSCLC patients do not have activating EGFR mutations and are therefore “EGFR negative” and not optimal candidates for EGFR TKIs.

However, while EGFR TKIs are most effective in patients who have an activating EGFR mutation and are therefore described as “EGFR positive,” they are significantly less effective in overall NSCLC populations and are generally not effective in patients without an activating EGFR mutation.

In addition, even among those patients who are EGFR positive and benefit from EGFR TKI therapy, nearly all eventually become resistant to and ultimately no longer respond to EGFR TKI therapy, resulting in eventual disease progression. For example, according to the FLAURA study, sponsored by AstraZeneca, the median time to tumor progression for lung cancer patients on Tagrisso is approximately 18 months. Furthermore, clinical trials have shown that combining EGFR TKIs with conventional chemotherapy does not increase survival for lung cancer patients.

Epidemiology of Non-Small Cell Lung Cancer. According to the World Health Organization in 2019, lung cancer was the leading cause of cancer deaths worldwide, causing more deaths than colorectal, breast, liver or stomach cancers. In the United States, according to the American Cancer Society, it is estimated that in 2021 there will be more than 235,000 new cases of lung cancer and more than 131,000 deaths from this disease. The American Society of Clinical Oncology reports that NSCLC represents 84% of all lung cancers and has a 24% five-year survival rate. However, according to the National Cancer Institute, 57% of lung cancer diagnoses are distant, or have metastasized, and the five-year relative survival rate for Stage 4 (metastatic) NSCLC is approximately 5%. With limited benefit from current therapies, we believe there is a significant unmet medical need for new treatments for NSCLC in the United States and globally, and we believe REQORSA may be suitable for a majority of NSCLC patients.

REQORSA™

Our REQORSA™ immunogene therapy is designed to (i) interrupt cell signaling pathways that cause replication and proliferation of cancer cells, (ii) to target and kill cancer cells via receptor pathways, and (iii) to stimulate the natural immune responses against cancer. REQORSA is an immunogene therapy in that it combines features of gene therapy and immunotherapy.  It up-regulates TUSC2 expression in the cell, and also increases the anti-tumor immune cell population and down-regulates PD-L1 receptors, thereby potentially boosting the immune response to cancer.

REQORSA consists of the TUSC2 gene expressing plasmid encapsulated in a non-viral nanoparticle made from lipid molecules (our ONCOPREX Nanoparticle Delivery System) with a positive electrical charge. REQORSA is injected intravenously and specifically targets cancer cells. Cancer cells have elevated metabolism compared to healthy cells and as a result, are negatively charged compared to healthy cells, which are positively charged, or charged neutral. REQORSA is designed to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Tumor biopsy studies conducted at MD Anderson show that, in three patients, the uptake of TUSC2 in tumor cells after REQORSA treatment was 10 to 33 times the uptake in normal cells. We believe that REQORSA, unlike other gene therapies, which either need to be delivered directly into tumors or require cells to be removed from the body, re-engineered and then reinserted into the body, is the first systemic gene therapy to be used for cancer in humans.

REQORSA has been shown to have a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for programmed cell death (apoptosis) in cancer cells, and modulates the immune response against cancer cells. REQORSA also has been shown to block mechanisms that create drug resistance.

REQORSA is a pan-kinase inhibitor shown to simultaneously inhibit the EGFR and Protein kinase B, also known as AKT, oncogenic kinase pathways in vitro and in vivo. Once the cancer cell takes up the nanoparticles containing the TUSC2 expressing plasmid, it is reprogrammed to die. Resistance to targeted drugs and checkpoint inhibitors develop through activation of alternate bypass pathways. For example, when PD-1 is blocked, the TIM-3 checkpoint is up-regulated. We believe that REQORSA’s multimodal activity will block emerging bypass pathways, thereby potentially reducing the probability that drug resistance develops.

Many approved cancer therapeutics target only single molecules or a single specific genetic abnormality related to driving the proliferation and survival of cancer cells. In contrast, REQORSA is designed to work by targeting several molecules within the cancer cell to interrupt cell signaling pathways that cause replication and proliferation of cancer cells, to target and kill cancer cells, to block mechanisms that create drug resistance and to stimulate the natural immune response.

Our preclinical and clinical data indicates that REQORSA is well tolerated and may be effective alone or in combination with targeted small molecule therapies. Preclinical data indicates that REQORSA may also be effective with immunotherapies, and in a three-drug combination with immunotherapy and chemotherapy. By facilitating the action of both drugs, we believe there may be an expanded population of patients who may benefit from these advanced therapy regimens.

TUSC2, the Active Agent in REQORSA™

TUSC2,  is a multifunctional gene that plays a vital role in cancer suppression and normal cell regulation. Key TUSC2 anti-cancer mechanisms of action include the inactivation of multiple oncogenic kinases, the induction of apoptosis, the control of cell signaling and inflammation, and modulation of the immune system to fight cancer. REQORSA has also been shown to block mechanisms that create drug resistance. Our data indicates that REQORSA in combination with both EGFR TKIs and with immunotherapies achieve results more favorable than results achieved with either REQORSA or such other therapies alone, and may make those drugs effective for patients who would not otherwise benefit from them.

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

Studies show TUSC2 protein functions as a key mediator in the Apaf1-mediated mitochondrial apoptosis pathway by recruiting and directing cytoplasmic Apaf1 protein to a critical cellular location and activating it in situ and by up-regulating activity of other proapoptotic effectors. Normal TUSC2 function mediates apoptosis in cancer cells through interaction with Apaf1 and down-regulates multiple tyrosine kinases including EGFR, AKT, platelet-derived growth factor receptor ("PDGFR"), c-Kit, and c-Abl. TUSC2 mediates apoptosis in cancer cells but not normal cells through its interaction with Apaf1 and down-regulates tyrosine kinases including EGFR, PDGFR, c-Kit, and c-Abl.

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

Under stress conditions, such as oncogenic stress, cells go through a regulated process of programmed cell death, also known as apoptosis, in order to control cell development and replication. The TUSC2 protein interacts via various apoptotic signaling pathways to stimulate programmed cell death via the release of caspases, enzymes that play a significant role in apoptosis.

Pan-Kinase Inhibition by TUSC2

Stimulation of Apoptotic Signaling by TUSC2

Our clinical and preclinical data indicates that the combination of REQORSA, with EGFR TKIs, may increase anti-tumor activity in cancers with or without the EGFR mutations and in cancers that have become resistant to EGFR TKI therapy, thus expanding the number of patients who could benefit from those drugs.

TUSC2 and the Immune Response. In addition to its pro-apoptotic cytotoxicity and tyrosine kinase inhibitory activity, TUSC2 enhances the immune response to cancer. Data from preclinical studies at MD Anderson has shown a therapeutic benefit from the combination of TUSC2 and anti-PD-1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, natural killer ("NK") cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 receptors on the surface of cancer cells. By inducing tumor cell apoptosis TUSC2 increases antigen release and presentation, thus promoting an enhanced antitumor response in the presence of other immune regulators.

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

Modulation by TUSC2 of the Immune Response to Cancer

ONCOPREX® Nanoparticle Delivery System

Our immunogene therapy platform consists of anti-cancer genes expressing DNA plasmids contained in non-viral lipid nanoparticles delivered intravenously. REQORSA, our lead drug candidate, utilizes the ONCOPREX® Nanoparticle Delivery System to encapsulate the TUSC2 gene in positively charged nanoparticles that bind to actively replicating (and therefore negatively charged) cancer cells, and then enter the cancer cell through selective endocytosis, a process by which cells take in substances from outside the cell by engulfing them in a vesicle. The nanoparticles in our system differ significantly from liposomes historically used for drug delivery in that they are true particles encapsulating the therapeutic payload within a bilamellar lipid coat.

Operation of the ONCOPREX Nanoparticle Delivery System

The particle size is small enough to allow REQORSA to cross tight barriers in the lung, but large enough to avoid accumulation or clearance in the liver, spleen and kidney. The cationic (positive) charge of the nanoparticles target cancer cells, and direct nanoparticle fusion avoids target cell endocytosis. A Phase 1 clinical trial showed that intravenous REQORSA therapy selectively and preferentially targeted primary and metastatic tumor cells, resulting in anticancer activity. The nanoparticles are non-immunogenic, allowing repetitive therapeutic dosing and providing extended half-life in the circulation.

The ONCOPREX Nanoparticle Delivery System is based on a non-viral delivery system. Most gene therapies rely on viral based delivery systems. The benefit of the viral system is that viruses are skilled at penetrating cells. However, viruses can also affect more than one type of cell and it is possible that the virus may infect additional cells, not just the targeted cells containing mutated genes. If this happens, healthy cells may be damaged causing other illness or diseases, such as cancer. With REQORSA, once it is taken up into a cancer cell, the TUSC2 gene is expressed into a protein that is capable of restoring certain defective functions arising in the cancer cell. REQORSA has been designed using the ONCOPREX Nanoparticle Delivery System to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Tumor biopsy studies conducted at MD Anderson showed that, in three patients, the uptake of TUSC2 in tumor cells after REQORSA treatment was 10 to 33 times the uptake in normal cells.

REQORSA Origins

TUSC2 was discovered through a lung cancer research consortium from MD Anderson and The University of Texas Southwestern Medical Center along with the National Cancer Institute. The TUSC2 discovery teams included Jack A. Roth, MD, FACS, chairman of our Scientific and Medical Advisory Board.

Our technology discoveries and research and development programs have been the subjects of numerous peer-reviewed publications and have been supported by Small Business Innovation Research ("SBIR") grants and grants from the National Institutes of Health, the United States Department of Treasury, and the State of Texas. We hold a worldwide, exclusive license from MD Anderson to patents covering the therapeutic use of TUSC2 and other genes that have been shown to have cancer fighting properties, as well as a number of related technologies, including 27 issued patents and 17 pending patent applications. The rights we have obtained pursuant to our license agreement with MD Anderson are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government.

REQORSA Development Rationale and Strategy

Our goal is to utilize our novel immunogene platform to provide large patient populations suffering from devastating illness with more effective treatments.

REQORSA, our lead product candidate, is being developed as a potential treatment for NSCLC.  Clinical and preclinical data indicates that REQORSA, when combined with EGFR TKIs such as Tagrisso, Tarceva and Iressa, provides a synergistic effect that could also benefit the larger population of NSCLC patients who are EGFR negative (which means they are not expected to benefit from EGFR TKI drugs alone). Further, our data shows that REQORSA may re-sensitize EGFR positive patients who become resistant to, and therefore no longer benefit from, EGFR TKIs alone. Thus, REQORSA may both significantly expand the benefit of EGFR TKIs to the majority of patients who do not have EGFR activating mutations, and also extend the usefulness and benefit of EGFR TKIs for the population of NSCLC patients who are EGFR positive, but whose tumors progress on EGFR TKIs. Preclinical and clinical data support our belief that REQORSA may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need, and also served as the basis for the receipt from the FDA in January 2020 of a Fast Track Designation. In granting our Fast Track Designation, the FDA found that REQORSA may provide a benefit over existing therapies for patients whose tumors progress on Tagrisso. The FDA Fast Track Designation is for use of the combination of REQORSA with TKI Tagrisso for the treatment of NSCLC patients with EGFR mutations whose tumors progressed after treatment with Tagrisso.

Pre-clinical data also has shown that REQORSA enhances the immune response to cancer. Data from preclinical studies at MD Anderson has shown a therapeutic benefit from the combination of TUSC2 and anti-PD-1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, NK cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 receptors on the surface of cancer cells.

Pre-clinical studies by MD Anderson researchers have included combining REQORSA with:

●	the EGFR TKI gefitinib (marketed as Iressa® by AstraZeneca Pharmaceuticals) in animals and in human NSCLC cells;
●	third generation EGFR TKIs such as osimertinib (marketed as Tagrisso® by AstraZeneca Pharmaceuticals);
●	MK2206 in animals (MK2206 is an inhibitor of AKT kinases, which affect cell signaling pathways downstream from tyrosine kinases);
●	an anti-PD-1 antibody equivalent to the checkpoint inhibitor pembrolizumab (marketed as Keytruda® by Merck & Co.) in animals;
●	an anti-PD-1 antibody equivalent to the checkpoint inhibitor nivolumab (marketed as Opdivo® by Bristol-Myers Squibb Company) in animals; and
●	an anti-CTLA4 antibody equivalent to ipilimumab (marketed as Yervoy® by Bristol-Myers Squibb Company) in animals.

The manufacturers of the marketed drugs were not involved in any of our clinical or preclinical studies. In studies involving marketed drugs, the drugs were administered concurrently with REQORSA without being modified in any way, and the antibodies used in our preclinical studies that did not use the marketed drugs were the non-humanized equivalent to marketed drugs.

Data from these clinical and preclinical studies indicates that combining REQORSA with these other therapies yields results more favorable than either these therapies or REQORSA alone, with minimal side effects relative to other lung cancer drugs, thereby potentially making REQORSA a therapy complementary to these cancer treatments.

Our Fast Track Designation, clinical and preclinical data have provided the basis for the Company’s development strategy for REQORSA and its use in treating NSCLC.  Accordingly, we are planning to initiate, our Acclaim-1 and Acclaim-2 clinical trials in late-stage NSCLC in 2021.

Acclaim-1

In January 2020, we received Fast Track Designation from the FDA for use of REQORSA in combination with TKI Tagrisso for the treatment of NSCLC patients with EGFR mutations whose tumors progressed after treatment with Tagrisso. Given the poor prognosis for these patients and our FDA Fast Track Designation, we are prioritizing this drug combination and patient population and plan to initiate a Phase 1/2 clinical trial in 2021.

The Acclaim-1 trial is a Phase 1/2 Open-Label, Dose-Escalation and Clinical Response Study of REQORSA in Combination with Tagrisso in patients with advanced, EGFR-mutant, metastatic non-small-cell lung cancer who have progressed after treatment with Tagrisso. We anticipate enrolling patients at approximately 15 clinical sites and estimate that the Phase 1 portion of the Acclaim-1 trial will enroll up to 18 patients and that the Phase 2 portion will enroll approximately 74 patients (a 1:1 ratio of REQORSA and Tagrisso combination therapy versus Tagrisso monotherapy). Patients will be treated until a second progression event or unacceptable toxicity is experienced.  Patients must have histologically confirmed unresectable stage III or IV EGFR-positive NSCLC (any histology) with:

●	radiological progression on Tagrisso (third generation EGFR-TKI); and
●	an ECOG performance status of 0 to 1.

The primary endpoint of the Phase 1 portion is dose limiting toxicity ("DLT"), defined as ≥Grade 3 prolonged non-hematological or ≥Grade 4 prolonged hematological toxicity occurring during the first cycle of therapy and considered to be possibly, probably, or definitely related to REQORSA and Tagrisso combination therapy. The primary endpoint of the Phase 2 portion of the trial is progression-free survival which is defined as time from randomization after first progression on Tagrisso, to first event (second progression) or death. Patients will be followed for up to 12 months following administration of their last dose of Tagrisso. We have received centralized institutional review board ("IRB") approval for Acclaim-1.

Acclaim-2

In 2019, preclinical data was presented by MD Anderson collaborators relating to the combination of TUSC2, the active agent in REQORSA, with Keytruda showing that TUSC2 combined with the checkpoint blockade mechanism of action of Keytruda was more effective than Keytruda alone in increasing the survival of mice with human immune cells (humanized mice) that had metastatic lung cancer. MD Anderson also presented preclinical data in 2019 for the combination of TUSC2, Keytruda and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2 demonstrates synergy with Keytruda and chemotherapy, and thus, may improve on first-line standard of care for lung cancer. In May 2020, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson for the use of TUSC2 in combination with immunotherapies, including Keytruda, and also for the use of TUSC2 in a three-drug combination of TUSC2, immunotherapy and  chemotherapy.

The Acclaim-2 trial is a Phase 1/2 clinical trial combining REQORSA with Keytruda in patients whose disease has progressed on Keytruda in NSCLC patients who are low expressors (1% to 49%) of PD-L1.  We plan to initiate the Acclaim-2 trial in 2021.

ONC-001: REQORSA™ Phase 1 Monotherapy Trial (completed)

In 2012, MD Anderson researchers completed a Phase 1 clinical trial of REQORSA as a monotherapy (the “REQORSA Monotherapy Trial”).  The primary objective of the REQORSA Monotherapy Trial was to assess the toxicity of REQORSA administered intravenously and to determine the maximum tolerated dose ("MTD") and recommended Phase 2 dose of REQORSA alone. Secondary objectives were to assess the expression of TUSC2 following intravenous delivery of REQORSA in tumor biopsies and also to assess the anticancer activity of REQORSA. This trial showed that REQORSA was well tolerated and established the MTD and the therapeutic dosage for REQORSA at 0.06 mg/kg administered every 21 days. Although this trial was not designed to show changes in outcomes, a halt in cancer growth was observed in a number of patients, and tumor regressions occurred in primary lung tumors and metastatic cancers in the liver, pancreas, and lymph nodes. In addition, pre- and post-treatment patient biopsies demonstrated that intravenous REQORSA selectively and preferentially targeted patients’ cancer cells, and suggested that clinical anti-cancer activity was mediated by TUSC2.

In the Phase 1 Monotherapy Trial, REQORSA was injected intravenously in stage IV (metastatic) lung cancer patients who had received traditional platinum combination chemotherapy but still showed tumor progression at the time of entry into the study. 31 subjects were treated at six dose levels. Seventy percent of subjects had received two or more prior chemotherapy regimens. The only serious adverse events, defined as grade 3, 4 or 5 events under the Common Terminology Criteria for Adverse Events published by the U.S. Department of Health and Human Services, were grade 3 fever (experienced by three patients) and grade 3 hypotension (experienced by 1 patient). The only dose-limiting toxicities were two episodes of transient grade 3 hypophosphatemia (abnormally low levels of phosphate in the blood) resulting in an MTD of 0.06 mg/kg. Twenty-three subjects received two or more doses, of whom five subjects, or 22% of the 23 subjects, achieved disease control for periods ranging from 2.6 months to 10.8 months. The median disease control period for these subjects was 5.0 months (95% CI: 2.0-7.6), while the other 18 subjects’ cancer progressed during the Phase 1 Monotherapy Trial. Disease control for cancer therapies is defined under the Response Evaluation Criteria in Solid Tumors ("RECIST") as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD)>8weeks). Median survival for all subjects in the Phase 1 Monotherapy Trial was 8.3 months (95% CI 6.0-10.5 months) and mean survival time was 13.2 months (95%CI 8.9-7.5 months) with a range of two to 23+ months.

Two subjects had reductions in primary tumor size of 14% and 26%. One subject with stable disease, a 54-year-old female with a large cell neuroendocrine carcinoma who received 12 cycles of REQORSA therapy, had evidence of a durable metabolic response, which is a lasting reduction of metabolic activity in the tumor, as shown by positron emission tomography ("PET") imaging. The response was documented with PET scans performed after the second, fourth and sixth doses, all showing decreased metabolic activity in the tumor with no changes in size or number of metastases by computed tomography ("CT") imaging. The illustration below is of the PET scan of this subject performed after the fourth dose. This subject had received six prior chemotherapy regimens. Prior to entry in the Phase 1 Monotherapy Trial, two hepatic metastases were progressing on gemcitabine. The subject also had a metastasis in the head of the pancreas and a peripancreatic lymph node, shown by the arrows in the illustration below. Illustration A shows the pretreatment PET scan. The dose of Fluorodeoxyglucose (18F) was 8.8mCi. Illustration B shows the post treatment PET scan performed 20 days following the fourth dose of REQORSA. The dose of Fluorodeoxyglucose (18F) was 9.0mCi. All scans were performed within a 60 to 90 minute window after injection.

Metabolic Tumor Response in a Metastatic Lung Cancer Subject

This subject survived after subsequent therapy more than seven years after the final treatment with REQORSA, to our knowledge, without evidence of cancer progression in the responding sites.

ONC-002: Phase 1/2 - Trial Combining REQORSA with Tarceva (Phase 1 portion completed; Phase 2 portion no longer enrolling in favor of conducting Acclaim-1)

Phase 1 Portion: The Phase 1 Monotherapy Trial showed that REQORSA is well tolerated, that high levels of TUSC2 expression are detected in the tumor post-treatment, and that there is evidence of tumor growth suppression. Based on the results from the Phase 1 Monotherapy Trial and substantial preclinical evidence that REQORSA is complementary with EGFR TKIs, we began a Phase 1/2 trial (the “Phase 1/2 Combination Tarceva Trial”) at MD Anderson combining REQORSA with Tarceva in patients with Stage IV (metastatic) or recurrent NSCLC that is not potentially curable by radiotherapy or surgery, whether or not they have received prior chemotherapy, and whether or not they have an activating EGFR mutation. Enrollment in the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial commenced in 2014 at MD Anderson with Dr. Charles Lu as the Principal Investigator.

In the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial, 18 subjects were treated with the following dose levels:

Dose Level	Drug Doses
1	Tarceva (100 mg/day) + REQORSA (0.045mg/kg)
2	Tarceva (100 mg/day) + REQORSA (0.06mg/kg)
3	Tarceva (150 mg/day) + REQORSA (0.045mg/kg)
4	Tarceva (150 mg/day) + REQORSA (0.06mg/kg)

As in the Phase 1 Monotherapy Trial, subjects received a pre-treatment regimen of oral and intravenous dexamethasone and diphenhydramine to reduce fever, along with an infusion of REQORSA every three weeks. Subjects received oral Tarceva daily during each three-week cycle during the treatment period.

The Phase 1 portion of the Phase 1/2 Combination Tarceva Trial was also a dose escalation study with the primary purpose of determining the MTD. DLT were defined as grade 3, 4, or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1, one subject had grade 3 adverse events of fatigue, muscle weakness, and hyponatremia (low sodium level) considered to be related to the study treatment (Tarceva). Therefore, three additional subjects were treated at this dose level (six subjects total), none of whom suffered a DLT. At dose level 2, there were no DLTs. At dose level 3, one subject had a grade 3 rash considered to be related to the study treatment (Tarceva); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects suffered a DLT. At dose level 4, there were no DLTs; thus dose level 4 was determined to be the MTD.

Once the MTD for the study treatment combination was determined in the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial to be Dose Level 4, accrual proceeded with the Phase 2 portion of the study. Since the eligibility criteria, drug administration details (other than dose) and evaluation details were identical for the Phase 1 portion and the Phase 2 portion, three subjects in the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial who were treated at the MTD were included in the Phase 2 portion of the study.

Four patients in the Phase 1 portion of the study had stable disease ranging from 12 weeks to 36 weeks. The following observations from our preclinical studies and from the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial provided the rationale for proceeding with the Phase 2 portion of the study:

●	TUSC2 inhibits a variety of tyrosine kinases including EGFR, PDGFR, c-kit, and c-abl;
●	expression of TUSC2 in NSCLC cells combined with EGFR TKIs is complementary in vitro and in vivo;
●

intravenous administration of a nanoparticle encapsulated TUSC2 expression plasmid effectively delivers TUSC2 to distant tumor sites and mediates an anti-tumor effect in orthotopic human lung cancer xenograft models; and

●	when the TUSC2-nanoparticle is combined with an EGFR TKI, the suppression of tumor growth in mouse xenograft models is synergistic.

Phase 2 Portion: The Phase 2 portion of the Phase 1/2 Combination Tarceva Trial was designed to include subjects treated with the combination of REQORSA and Tarceva at the MTD with the primary goal of measuring the response rate, and secondary endpoints of stable disease, time to progression and overall survival. The response rate for cancer therapies is defined under the RECIST as Complete Response (CR) + Partial Response (PR); disease control rate is defined under the RECIST criteria as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD) > 8 weeks.

Enrollment criteria for the Phase 2 portion were identical to those in the first phase. The first subject enrolled in the Phase 2 portion began Tarceva on Day 8, and subsequently every other enrolled subject began Tarceva on Day 8. The rationale for delaying Tarceva was to allow exploratory analyses of potential differential effects of REQORSA alone and in combination with Tarceva on downstream pathway activation and potential biomarkers of Tarceva resistance. Subjects received three-week cycles of REQORSA in combination with Tarceva until the occurrence of progressive disease (PD), unacceptable toxicity, withdrawal of consent, or study treatment discontinuation for other reasons, whichever occurred first.

Of the 39 patients allowed in the protocol for the Phase 2 portion of the trial, 10 were enrolled (three of whom were also subjects of the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial) and nine were evaluable for response under the trial protocol, because they received two or more cycles of treatment. None of the 10 subjects treated in the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial suffered a DLT. Interim results from the Phase 2 portion for the 9 evaluable patients show that:

●	One patient had a response rate for a study response rate of 11%; this response was a CR;
●	Four patients had tumor regression;
●	The median response duration for all patients (the median time between when response is first noted to the time when cancer progression is observed) was three months; and
●	Disease control rate for the nine patients was 78%.

The patient with the CR, a 58-year-old female, upon enrollment in the study had metastatic NSCLC status following 6 cycles of pemetrexed and carboplatin and two cycles of maintenance pemetrexed with cancer progression. The patient’s tumor has EGFR exon 18 and 20 missense mutations, which are not sensitive to Tarceva. As shown in the illustrations below, this patient had disappearance of both the lung primary tumor and the lung, liver and lymph node metastases.

Subject with RECIST Complete Response

We are no longer enrolling the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial in favor of conducting Acclaim-1.

The response rate and disease control rate in the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial substantially exceeds the response rate of 7% (with no CRs) and disease control rate of 58% reported for a clinical trial of the EGFR TKI afatinib (marketed as Gilotrif® by Boehringer Ingelheim Pharmaceuticals, Inc.) in a study referred to as the LUX-Lung 1 clinical trial. A total of 585 patients were enrolled in that Phase 2b/3 clinical trial, whose primary endpoint was overall survival and whose secondary endpoints were progression-free survival, RECIST response, quality of life and safety. The LUX-Lung 1 clinical trial was a randomized, double blinded Phase 2b/3 clinical trial treating subjects with Stage IIIB or IV adenocarcinoma, a type of NSCLC. The Phase 2 portion of our Phase 1/2 trial was not blinded, and was designed to treat NSCLC subjects regardless of EGFR status.

The following table sets forth interim data from the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial for subjects with and without EGFR mutations.

Preclinical Studies of REQORSA supporting our conduct of Acclaim-1

REQORSA and Tyrosine Kinases. Investigators at MD Anderson conducted preclinical research showing that REQORSA alone blocked the activation of the c-Abl tyrosine kinase. A number of other studies at MD Anderson have shown the complementary effects of REQORSA combined with a variety of targeted kinase inhibitory agents, both marketed and in various stages of clinical development, including Tarceva, Iressa, Tagrisso, MK2206, and others. Researchers investigated the use of REQORSA combined with commercially available EGFR TKI drugs Tarceva and Iressa, and conducted preclinical in vitro and in vivo studies combining REQORSA with these drugs in a variety of human lung cancer cell lines, including cancers with activating EGFR mutations and EGFR mutation negative cancers. Lung cancers known to have intrinsic and acquired resistance to Tarceva therapy were also studied, as were Kras-related and other cancers. Notably, studies in xenograft animal models showed that REQORSA and either Tarceva or Iressa showed synergistic anti-cancer effects, superior to either agent used alone, in both EGFR mutation negative cancers (generally not candidates for Tarceva) and in EGFR mutation positive cancers (optimal candidates for Tarceva), including cancers known to be resistant to Tarceva therapy. The addition of REQORSA to either Tarceva or Iressa overcame drug-induced resistance by simultaneously inactivating EGFR and AKT signaling pathways and by inducing apoptosis in Tarceva- or Iressa-resistant cancers with EGFR mutations and with EGFR mutation-negative cancers.

In one study, MD Anderson researchers tested the combination of Tarceva and REQORSA against five human NSCLC cell lines: H1299, H322, A549, H460, and H1975, the latter of which has the L858R and T790M EGFR mutations and is highly resistant to Tarceva. The results showed that the combination of REQORSA and Tarceva significantly reduced NSCLC colony formation beyond the effect of Tarceva, REQORSA or controls alone (p<0.01 at both 1 and 2.3 uM concentrations for all cell lines). The cooperative interaction between Tarceva and REQORSA was confirmed in vivo using a lung colony formation metastases model in nu/nu mice with A549 human lung cancer cells injected in the tail vein. Mice were treated with the combination of REQORSA and Tarceva and various controls including empty nanovesicles, Tarceva alone, REQORSA alone, and other controls.

The greatest reduction in lung colonies occurred in the REQORSA with Tarceva combination (90% reduction) which was reduced compared to all control groups (p<0.0005). In terms of total tumor nodules, the cooperative effect is greater than 0.9999. This means that there is less than a 1 in 10,000 chance that the low dose Tarceva with TUSC2 combination does not have a cooperative effect and greater than 9,999 in 10,000 chance that the cooperative effect exists. P-value is the probability that the difference between two data sets was due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In general, if the p-value is less than or equal to 0.05, the outcome is considered statistically significant. The FDA’s evidentiary standard of efficacy generally relies on a p-value of less than or equal to 0.05.

REQORSA and TUSC2 deficient and Tarceva or Iressa resistant cell lines. MD Anderson researchers also tested REQORSA in TUSC2-deficient and Tarceva- or Iressa-resistant NSCLC cell lines. Treatment of the NSCLC EGFR mutation negative cell lines H1299, H322, H358 and H460 cancer cell line showed that the REQORSA combination significantly sensitized (p<0.001) response of the cancer cell lines to both Tarceva or Iressa treatment and synergistically induced apoptosis in vitro. The findings were confirmed in vivo in an H322 orthotopic lung cancer mouse model. These studies included the Kras mutant cell line H460, which is significant because patients with Kras mutant tumors are generally unresponsive to Tarceva or Iressa. Synergistic induction of apoptosis was observed with the combination of REQORSA and concentrations of Tarceva or Iressa similar to steady-state serum concentrations achievable with oral dosing. The combination of REQORSA and either Tarceva or Iressa induced similar levels of tumor cell growth inhibition, apoptosis induction, and inactivation of oncogenic protein kinases.

Data from these and other MD Anderson studies suggest a combination of REQORSA with Iressa or Tarceva can promote synergistic tumor cell killing and overcome drug-induced resistance by simultaneously inactivating the EGFR and the AKT signaling pathways and by inducing apoptosis in resistant cells with nonmutated EGFR. These data suggest that NSCLC patients with an activating EGFR mutation, whose cancer progresses on Tarceva, may potentially benefit from REQORSA with Tarceva combination therapy. These data also suggest that NSCLC patients without an activating EGFR mutation (generally unresponsive to Tarceva) may potentially benefit from REQORSA with Tarceva combination therapy.

TUSC2 and Tumor Sensitivity. In another study, MD Anderson researchers analyzed the effects of TUSC2 re-expression on the sensitivity of tumor cells to the AKT inhibitor MK2206 in vitro and in mice. The AKT pathway is an important intracellular, converging positive regulator of apoptosis. AKT stimulates apoptosis and is frequently dysregulated in cancers, and this has been associated with reduced sensitivity to anti-tumor drugs. The study showed that the combination of TUSC2 transfection with MK2206 treatment suppressed tumor cell viability in vitro and effectively inhibited xenograft tumor growth in vivo more effectively than either agent alone.

Preclinical Studies of TUSC2 in the Immune Response to Cancer supporting our conduct of Acclaim-2

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

The systemic effect of the TUSC2 and anti-PD1 antibody combination was examined in two immunocompetent, syngeneic mouse models of Kras and p53 mutant lung cancer. C57BL/6 mice were subcutaneously injected with murine adenocarcinoma lung carcinoma CMT/167-luc cells (KrasG12V mutation). CMT/167 cells do not express TUSC2. Tumors from untreated mice, isotype antibody control, or those treated with anti-PD1 were used as controls. 344SQ (KrasG12D allele and a knock-in Trp53R172HÄG allele) adenocarcinomas which metastasize to the lung in 126S2 mice were also used. When tumors reached 50-100 mm3, mice were either injected intravenously with DOTAP:cholesterol (DC)-TUSC2 complex alone (at a dose of 25 “g of plasmid DNA and 10 nmol DC, every 48 hours for three injections), or (DC)-TUSC2 complex combined with anti-PD1 antibody (250 “g for four injections) alone or combined with anti-CTLA4 (100ug for three injections). Tumor growth and development was monitored by scoring ex-vivo luminescence using the IVIS Imaging System 200 Series. All tumor measurements were blinded to treatment and results were analyzed independently by biostatisticians.

Preclinical Study Showing that the TUSC2 and Anti-PD1 Combination Cooperatively Inhibits Growth of CMT/167 Lung Adenocarcinomas

Mouse experiments showed combined treatment with TUSC2 and anti-PD1 antibody superior to anti-PD1 alone in five independent experiments in two different tumor models. Results of a representative experiment are shown in the graph below. By week three the reduction in tumor image intensity by the combination of TUSC2 and anti-PD1 and TUSC2, anti-PD1, plus anti-CTLA4 was greater than the reduction with TUSC2 alone, anti-PD1 combined with anti-CTLA4, or the isotype control. Spleens and blood were collected for immunological analysis profiling by multicolor flow cytometry. Immune profiling panels were designed to evaluate response and major changes of specific regulatory innate and adaptive immune cells to TUSC2 or anti-PD1 treatment in peripheral blood and spleen.

Preclinical Study Showing Effect of TUSC2 Anti-PD1 Combo on T Lymphocytes

Preclinical Study Showing the Effect of the TUSC2 and Anti-PD1 Combination on T Lymphocytes

The population of NK cells, cytotoxic lymphocytes critical to innate immune function, was assessed in peripheral blood mononuclear cells ("PBMCs") in tumor bearing mice treated with anti-PD1, TUSC2 alone and the combination. As shown in the graph below, the NK cell population increased strongly in the TUSC2 alone and TUSC2+PD1 groups which correlated with tumor regression. Anti-PD1 alone had no effect on NK cell proliferation.

Tumor free mice without mutations that lead to metastasis were injected intravenously with TUSC2 which caused a threefold up-regulation of NK cells in the peripheral blood of TUSC2 injected mice as compared with non-injected mice. CD8 T cells, which are cytotoxic T cells ("CTL") for tumor killing, act as a prognostic marker of tumor regression. Increased numbers of CTL were found in the TUSC2 and TUSC2+PD1 groups as compared with that of the control group which directly correlated with the anti-tumor effect, as shown in the graph below. Lower levels of CD62L expression on T lymphocytes in TUSC2 treated mice suggests that TUSC2 regulates T cell activation. Moreover, TUSC2 induced down-regulation of regulatory T cells (Treg, CD4+CD25+). TUSC2 was shown to down-regulate checkpoint markers such as PD-1, CTLA-4, Tim-3, and LAG-3.

Effect of TUSC2 with Anti-PD1 on Immune Cell Populations in Peripheral Blood (Large)

Preclinical Study Showing that TUSC2 Immunogene Therapy is Synergistic with Anti-PD1 in Lung Cancer Syngeneic Mouse Models

Based on the prolonged responses that were observed in TUSC2 clinical trials, which suggest that TUSC2 may modulate the immune response, and on the fact that checkpoint blockade immunotherapy against PD1 and PD-L1 has yielded durable antitumor activity in a subset of NSCLC patients, MD Anderson researchers conducted a preclinical study to investigate the immune response to TUSC2 in immune cell populations and the synergistic antitumor effect of TUSC2 in combination with anti-PD1 checkpoint blockade in syngeneic mouse NSCLC models.

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

The image below shows the results of this preclinical study, in which anti-PD-1, TUSC2 and anti-CTLA-4 treatments were administered in the SQ344 metastatic lung tumor mouse model. The graph on the left shows the survival of the mice with the lung tumor cells treated with (a) no treatment, (b) a combination of anti-PD-1 and anti-CTLA-4, (c) TUSC2 alone, (d) a combination of TUSC2 and anti-PD-1, and (e) a combination of TUSC2, anti-PD-1 and anti-CTLA-4. The image on the right shows samples of untreated lung tissue and lung tissue treated with TUSC2.

Preclinical Studies Showing that TUSC 2 Immunogene Therapy is Synergistic with Anti-PD1 in Lung Cancer Humanized Mouse Models

The results of a preclinical study combining anti-PD1 with TUSC2 immunogene therapy showed strong antitumor immune responses of anti-PD-1 against PDX (patient derived xenograft) tumors developed in humanized mice.  In addition, TUSC2 plus anti-PD1 plus a chemotherapy combination resulted in metastasis regression significantly greater than either TUSC2 immunogene therapy alone or anti-PD1 plus chemotherapy.

Discovery Programs

ONCOPREX® Nanoparticle Delivery System as a platform. We believe that the ONCOPREX Nanoparticle Delivery System may be applicable to delivery of a range of therapeutic and prophylactic plasmid DNA and RNA interference constructs and show efficacy in cancers beyond NSCLC. The manufacturing methods we have developed for REQORSA have been optimized and we believe they may be useful for a wide array of disease treatments. Clinical data from the use of REQORSA has shown that the ONCOPREX Nanoparticle Delivery System is well tolerated in humans and can be delivered at high therapeutic doses.

Rights to other Tumor Suppressor Genes.  We have licensed rights to a group of candidate tumor suppressor genes, including 101F6, NPRL2, CACNA2D2, PL6, BLU, RASSF1, HYAL 1 and HYAL2, in addition to tumor suppressor gene, TUSC2, all of which are located in a sub-region of human chromosome 3 known as 3p21.3. Using a number of techniques, MD Anderson researchers and their collaborators have identified these genes as potentially having cancer-fighting characteristics. MD Anderson researchers have subsequently conducted a number of preclinical studies on certain of these genes, particularly 101F6 and NPRL2, as well as TUSC2, both alone and in combination with other compounds, in order to assess their actual effects on NSCLC. Under our Sponsored Research Agreement with MD Anderson, we plan to continue to support continuing research into the cancer-fighting properties of these and other genes in the 3p21.3 sub-region.

Researchers at MD Anderson have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, that may act as tumor suppressors or have other cancer fighting functions. We hold rights to certain of these genes under license agreements with MD Anderson. Data from preclinical studies performed by MD Anderson researchers and others suggest that TUSC2, the active agent in REQORSA, could be effective against other types of cancer, including glioblastoma, head and neck, breast (including triple-negative breast cancer), renal cell (kidney), thyroid, and soft tissue sarcoma, as well as NSCLC. Therefore, the ONCOPREX Nanoparticle Delivery System may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

Introduction – Diabetes

Diabetes Mellitus. Diabetes mellitus refers to a group of metabolic diseases that affect how the body produces and uses blood sugar (glucose). Glucose is vital to health because it is an important source of energy for the cells that make up the body’s muscles and tissues. It is also the brain's main source of fuel. Chronic diabetes conditions include Type 1 diabetes and Type 2 diabetes, both of which lead to excess sugar in the blood and can cause serious health problems. Left untreated, high blood sugar levels can damage eyes, kidneys, nerves, and the heart, and can also lead to coma and death.

Epidemiology of Diabetes. According to the U.S. Center for Disease Control, 34.2 million Americans, or approximately 10.5% of the population, have diabetes. It is also believed that more than 88 million Americans have prediabetes, which represents approximately 35% of the U.S. population. The prevalence of this chronic disease is continuing to rise.

The Role of Alpha Cells and Beta Cells. The two most abundant endocrine cell types in the pancreas, the beta and the alpha cells, are essential for the maintenance of blood glucose homeostasis whereby levels of glucose are maintained by the body within a narrow range. While the beta cell produces insulin, the only blood glucose-lowering hormone of the body, the alpha cell releases glucagon, which elevates blood glucose. While the release products of the beta cell inhibit alpha cell function, the alpha cell releases factors that are stimulatory for beta cell function and increase glucose-stimulated insulin secretion.

In people with Type 1 diabetes, however, beta cells are destroyed by the immune system and no longer secrete insulin leading to an absolute deficit of insulin. Type 2 diabetes is due to "insulin resistance," an initial resistance of the body's cells to obey the direction from insulin. To overcome this resistance, the beta cells secrete more insulin, and glucose is eventually forced into the cells. Glucose is maintained within normal limits, but at the expense of increased insulin secretion by the beta cells. After many years of such increased secretion, the beta cells become "tired" from working overtime, and the fatigue process begins. This fatigue tends to be progressive, and in time the compensation of insulin resistance disappears. At that point, blood glucose levels start going up.

Current Treatments for Diabetes. Advances in new treatments have helped many people better manage the disease. However, despite patients' best attempts, managing diabetes remains a challenging, daily balancing act because insulin therapy simply cannot ideally mimic the body’s biological function.

Type 1 diabetes patients are treated with insulin, with most of the progress in therapy relating to enhanced delivery of the drug and improved methods for measuring blood glucose levels. A variety of drug release technologies have allowed for rapid-acting, intermediate-acting and long-acting insulin injections that provide drug anywhere from one to 24 hours. In addition, improvements in needles, continuous delivery ports, and inhalation technologies all have helped patients better manage their disease and may impact quality of life, but none of these advances are disease modifying.

Type 2 diabetes patients are advised to use diet and exercise to manage their condition. When these lifestyle changes alone do not control the disease, Type 2 diabetes patients may be prescribed a variety of medications that help alter how the body manages blood sugar levels. For example, biguanides such as Metformin®, reduce the amount of glucose produced in the liver. DPP-4 inhibitors, such as Januvia®, Onglyza®, and Tradjenta®, improve blood sugar levels and prevent them from dropping too low. Glucagon-like peptides, such as Byetta®, Trulicity® and Victoza®, change the way the body produces insulin. Drugs in the SGLT2 inhibitor class, such as Farxiga and Inokana, release more glucose into the urine. Finally, insulin injections may be needed if these oral medications, along with diet and exercise, do not lower blood sugar levels enough. These medications, including insulin replacement therapy, while offering improvements for Type 2 diabetes patients, do not affect the underlying cause of the disease.

GPX-002

We have licensed a pre-clinical gene therapy from the University of Pittsburgh to restore the function of beta cells that are destroyed by the immune system and overcome further destruction of insulin-producing cells. This technology, referred to us as GPX-002, infuses adeno-associated virus carrying Pdx1 and MafA gene expression cassettes through the pancreatic duct to reprogram alpha cells into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

Preclinical Studies

GPX-002 has been tested in vivo in mice and nonhuman primates. In studies in non-obese diabetic mice, a model of Type 1 autoimmune diabetes, the gene therapy approach restored normal blood glucose levels for an extended period of time, typically around four months. According to the researchers, the duration of restored blood glucose levels in mice could potentially translate to decades in humans. If successful, this gene therapy could eliminate the need for insulin replacement therapy for diabetic patients.

Process Development and Manufacturing

We have developed a robust manufacturing process for REQORSA through years of process development. REQORSA is an immunogene therapy with two main components. The active agent in REQORSA is a DNA plasmid encoding the TUSC2 protein.  The plasmid is encapsulated by non-viral DOTAP cholesterol lipid nanoparticles. This system of encapsulating DNA plasmid in non-viral lipid nanoparticles is referred to by us as our ONCOPREX Nanoparticle Delivery System. Each of these two components is manufactured by separate third-party contract development and manufacturing organizations ("CDMOs") and then transported to another CDMO for final drug formulation. We do not currently have the internal infrastructure or facilities to manufacture REQORSA or any other product candidate for use in the conduct of our clinical trials or for commercial supply; however, our strategy could change in the future and we could choose to develop this infrastructure. Where other gene therapy agents need to be prepared individually for each patient or require viral vectors for gene delivery, REQORSA utilizes the ONCOPREX Nanoparticle Delivery System and has been shown to be scalable at current Good Manufacturing Practices (“cGMP”) and stored for at least one year for later use. Successful tech transfer of REQORSA from MD Anderson, where it was previously manufactured, to a CDMO has been achieved as well as scale-up of our clinical grade manufacturing production in accordance with cGMP. The clinical grade production will be used to supply our Acclaim-1 and Acclaim-2 clinical trials. We manage our manufacturing arrangements with our CDMO vendors through various agreements.

Intellectual Property

Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the U.S. and in other countries. Our policy is to actively seek the broadest intellectual property protection possible for our products, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the U.S. and elsewhere in the world.

We hold a worldwide, exclusive license to 27 issued patents and 17 pending patent applications for technologies developed at MD Anderson and The University of Texas Southwestern Medical Center.  These patents comprise various therapeutic, diagnostic, technical and processing claims relating to REQORSA, our ONCOPREX Nanoparticle Delivery System.  We also hold a worldwide, exclusive license to an issued patent for diabetes technologies developed at the University of Pittsburgh.

We also have received trademark registrations for the trademarks GENPREX and ONCOPREX and have filed a trademark application for the drug name REQORSA.

Licenses and Research Collaborations

Agreements with MD Anderson

Our ONCOPREX and REQORSA technologies are exclusively licensed pursuant to a Patent and Technology License Agreement (“MD Anderson License Agreement”) dated July 20, 1994 with MD Anderson, as amended on September 1, 1996, August 11, 1997, July 31, 1994 and October 4, 2001, between MD Anderson and Introgen Therapeutics, Inc. (f/k/a Intron Therapeutics, Inc.) (“Introgen”).

Pursuant to the MD Anderson License Agreement, we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property.

The exclusive licenses under the MD Anderson License Agreement, will continue until the expiration of all patents covered by such agreement. Upon the expiration of the exclusive licenses, we will have a non-exclusive, fully paid-up right and license to use and otherwise exploit the technology rights licensed under the agreement. MD Anderson may terminate the agreement for, among other things, a breach of the agreement by us which remains uncured.

Pursuant to a Technology Sublicense Agreement dated March 7, 2007 (“Sublicense Agreement”), Introgen sublicensed its rights under the MD Anderson License Agreement to Introgen Research Institute, Inc. (“IRI”) a company formed and owned by Rodney Varner, our current President, CEO and Chairman of the board of directors.

Pursuant to an Assignment and Collaboration Agreement dated April 13, 2009 (“IRI Collaboration Agreement”) IRI assigned its rights under the Sublicense Agreement to us, and we granted to IRI a non-exclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations.

The IRI Collaboration Agreement was amended by an Amended Collaboration and Assignment Agreement dated July 1, 2011 ("2011 IRI Collaboration Agreement"). The 2011 Collaboration Agreement provided that IRI would provide additional licensing opportunities and services to us, in return for monthly payments and our obligation to pay to IRI a royalty of 1% on sales of products licensed to us under the MD Anderson License Agreement. In 2012, IRI’s obligation to provide those opportunities and services, and our obligation to make monthly payments to IRI, were terminated; however, we are required to pay a 1% royalty to IRI upon sales of products licensed to us under the MD Anderson License Agreement which royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us.

Pursuant to a Technology Sublicense Agreement dated June 1, 2011, we granted to IRI a non-exclusive sublicense, for non-commercial purposes, to the rights under the Sublicense Agreement.

At the time that we entered into the 2011 IRI Collaboration Agreement, Mr. Varner was not an officer or director of Genprex, but he was deemed to be an “affiliate” of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares. At the time we acquired the ONCOPREX and REQORSA technologies under the 2009 IRI Collaboration Agreement, they were the subject of the Phase 1 Monotherapy Trial. We completed the Phase 1 Monotherapy Trial and did substantial process development, manufacturing and regulatory work necessary to bring the technologies into a Phase 1/2 combination trial.

Pursuant to the MD Anderson License Agreement, the Sublicense Agreement and the 2009 IRI Collaboration Agreement, we are obligated to pay all fees, patent related expenses, royalties, and other amounts that become due with respect to the licensed patents, patent application and other technologies. We are also obligated to pay to MD Anderson royalties of 1.5% of net sales of the licensed products, as well as 1.5% of advance payments received by us (excluding amounts paid to us in reimbursement of development or other costs) from third parties pursuant to sublicense, marketing, distribution or franchise arrangements. Under the 2011 IRI Collaboration Agreement, we are obligated to pay to IRI a royalty of 1.0% of net sales of licensed products and 1.0% of certain other payments received by us. This royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the Sublicense Agreement. We have no other payment obligations to IRI under the 2009 IRI Collaboration Agreement or the 2011 IRI Collaboration Agreement. We were not required to make any up-front payments to MD Anderson or IRI when we entered into the MD Anderson License Agreement, the Sublicense Agreement or the 2009 IRI Collaboration Agreement.

On May 4, 2020 (the “MD Effective Date”), we entered into a Patent and Technology License Agreement with MD Anderson, as amended on March 3, 2021 (collectively, the “2020 License Agreement”).  Pursuant to the 2020 License Agreement, MD Anderson granted us a worldwide, exclusive, sublicensable, royalty-bearing license to certain licensed intellectual property and technology, including, without limitation, use of chemotherapy in combination with TUSC2 therapy and methods for treating cancer by administration of a TUSC2 in conjunction with EGFR inhibitors or other anti-cancer therapies in patients that are expected to be responsive to TUSC2 therapy (collectively, the “Licensed IP”), to manufacture, use, commercialize, seller, offer for sale and import licensed products related to the treatment of cancer using TUSC2 therapy in combination with certain immunotherapies (the “Licensed Products”). In consideration for our use of the Licensed IP, we are required to make certain payments to MD Anderson, including, without limitation, an upfront license fee as well as a fee paid to amend the agreement, annual maintenance fees ranging from the low five figures to low six figures, milestone payments aggregating up to a maximum of $6,150,000, low single digit royalty payments to low double digits royalty payments with lower net sales being subject to lower royalty payments, and minimum annual royalties after the first sale in a low six figure amount. In addition, we shall be required to reimburse MD Anderson for certain patent expenses. The 2020 License Agreement shall expire on the later to occur of (a) the expiration of all patents issued under the Licensed IP and the cancellation, withdrawal, or express abandonment of all patent applications under the Licensed IP, or (b) 30 years after the MD Effective Date, unless earlier terminated pursuant to the terms thereof. In 2015 and 2017, we entered into two option agreements with MD Anderson, paying MD Anderson $35,000 and $37,803, respectively, for the rights to negotiate exclusive rights to additional licensed intellectual property and technology from MD Anderson.

License Agreement with P53, Inc.

On February 26, 2010, IRI and P53, Inc. entered into a Technology License Agreement ("P53 License Agreement") pursuant to which IRI granted to P53, Inc. ("P53") a worldwide, exclusive license under certain patents related to the ONCOPREX Nanoparticle Delivery System that we are now using for the delivery of TUSC2, but only for P53’s use in gene therapy products in which the sole active genes are P53 and MDA-7. As a result of the 2009 IRI Collaboration Agreement, we are the licensor under the P53 License Agreement.

The P53 License Agreement authorizes P53 to develop, make and have made, use, offer for sale, sell, import and otherwise distribute the licensed products. As consideration for the P53 License Agreement, P53 agreed to pay IRI one-half of all amounts invoiced by MD Anderson to IRI, up to a maximum of $15,000 to be paid by P53, for patent prosecution expenses incurred prior to the effective date of the P53 License Agreement, as well as two-thirds of IRI’s ongoing patent prosecution expenses, in each case with respect to the licensed patents. Additionally, P53 agreed to pay all amounts that become due to IRI as a result of the P53 License Agreement or the sales, licensing, or other activities of P53 under the P53 License Agreement. Pursuant to the P53 License Agreement, P53 has granted to IRI a fully paid license with respect to improvements made by P53 to the technology licensed to P53 under the P53 License Agreement. The P53 License Agreement remains in effect until the expiration of the last of the patents licensed under the agreement. The last licensed patent under the P53 License Agreement will expire in April 2025. We may terminate the agreement for, among other things, P53’s breach of the agreement or if P53 challenges the validity or enforceability of any of the licensed patents. P53 may terminate the agreement upon 90 days’ written notice.

License Agreement with University of Pittsburgh - Of the Commonwealth System of Higher Education

On February 11, 2020, we entered into an exclusive license agreement (the “UP License Agreement”) with the University of Pittsburgh - Of the Commonwealth System of Higher Education (“UP”) pursuant to which UP granted us a worldwide, exclusive license to certain licensed technology, and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. The UP License Agreement permits us to make, have made, use and sell certain licensed technology and to practice the patent rights in the field of diabetes therapy. We have agreed to sell the licensed technology to UP upon its request on terms and conditions as such products and/or processes are made available to our most favored customer. As consideration for the UP License Agreement, we agreed to pay UP an initial license fee, annual maintenance fees, running royalties minimum annual royalties beginning with the first commercial sale of the licensed technology pursuant to such agreement, a share of non-royalty sublicense income, and milestone payments in the aggregate amount of up to $3,975,000, as well as patent prosecution expenses incurred prior to and after the effective date of the UP License Agreement. The UP License Agreement shall remain in effect until the later of 20 years after the first commercial sale of the licensed technology or the expiration of the last Valid Claim (as defined in the UP License Agreement). UP may terminate the agreement if, among other things, (i) we fail to cure a default, (ii) if we fail to achieve the specified milestones within the specified time periods or (iii) our intentional practice of the licensed patent rights or know-how outside the field of diabetes therapy. We may terminate the UP License Agreement upon six months’ prior written notice to UP and payment of all amounts accrued or due to UP through the effective date of termination.

Grants

We have received grants from the following entities: Texas Emerging Technology Fund, the SBIR program, the National Institutes of Health (“NIH”), and the United States Department of the Treasury.  Our collaborators at University of Pittsburgh have also received grants from the NIH in connection with pre-clinical work on GPX-002.

Competition

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. There is also a strong emphasis on intellectual property and proprietary products.  We have domestic and international competitors including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical and generic drug companies and universities and other research institutions. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Currently, there are a number of drugs approved and under development for treatment of lung cancer. Treatments competitive with our primary product candidates generally fall into the following categories: chemotherapies such as cisplatin, carboplatin, docetaxel and pemetrexed; targeted therapies such as Tarceva, Iressa, Gilotrif, and Tagrisso, and immunotherapies such as checkpoint inhibitors and CAR and CAR T cells, and oncolytic virus-based technology. Any such competing therapy may be more effective and/or cost-effective than ours.

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implementing regulations and other federal, state and local statutes and regulations.  In the case of biologics, the section of the FDCA that governs the approval of drugs via New Drug Applications (“NDAs”) does not apply to the approval of biologics. Rather, biologics, such as gene therapy products, are approved for marketing under provisions of the Public Health Service Act ("PHSA") via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs.  The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Ethical, social, and legal concerns about gene therapy, genetic testing, and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our current and potential product candidates. It is impossible to predict whether legislative changes will be enacted, regulations, policies, or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. Biological Products Development Process

The process required by the FDA before a biological product, including our REQORSA product candidate, may be marketed in the United States generally involves the following:

●

completion of preclinical laboratory tests and animal studies according to Good Laboratory Practices ("GLPs"), and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
●

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as Good Clinical Practices ("GCPs") and any additional requirements for the protection of human research patients and their health information, to establish the safety, purity, and potency of the proposed biological product for its intended use;

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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. CBER works closely with the NIH and its Novel and Exception Technology and Research Advisory Committee (“NExTRAC”) which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols, including informed consent documents. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing patients involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy Investigational New Drugs (“INDs”).

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

Clinical trials involve the administration of the product candidate to volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, patient selection and exclusion criteria, and the parameters to be used to monitor patient safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent, which must be signed by each clinical trial patient or his or her legal representative, and must monitor the clinical trial until completed. Clinical trials involving biological product candidates also must be reviewed by an institutional biosafety committee ("IBC"), a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●

Phase 1. The investigational product candidate is initially introduced into human patients and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product candidate may be inherently too toxic to be ethically administered to healthy volunteers, the initial human testing is often conducted in patients; gene therapy is usually administered to patients in Phase 1 trials. This is also true in situations where toxicity can only be judged in patients with disease. An evaluation for preliminary evidence of efficacy can be performed at this time.

●

Phase 2. The investigational product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product candidate for specific targeted diseases, and to generate hypotheses for the dosage tolerance, optimal dosage, and dosing schedule.

●

Phase 3. Clinical trials are undertaken to evaluate further dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling.

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence. Typically, during the development of oncology therapies, all subjects enrolled in Phase 1 clinical trials are disease-affected patients and, as a result, considerably more information on clinical activity may be collected during such trials than during Phase 1 clinical trials for non-oncology therapies. A single pivotal trial may be sufficient in rare instances to provide substantial evidence of effectiveness (generally subject to the requirement of additional post-approval studies).

In addition, the manufacturer of an investigational biologic in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational biologic.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe patients for potential gene therapy-related delayed adverse events with agents such as those we are developing for a period of up to 15 years, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of clinical trial patients.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for expedited reporting. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the investigational product candidate has been associated with unexpected serious harm to patients.

There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial.

Concurrently with clinical trials, companies usually complete additional animal studies and also develop additional information about the physical characteristics of the components of a product as well as finalize processes for manufacturing the components in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the components of a product candidate do not undergo unacceptable deterioration over their shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of an investigational biologic product, FDA approval of a BLA must be obtained before commercial marketing of the product may begin. The BLA must include results of product development, laboratory, and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will file the BLA and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes annual program fees on prescription drugs, including biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.

Within 60 days following submission, the FDA reviews the BLA to determine if it is substantially complete before the agency files it. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information.

In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to an initial filing review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to assure the safe use of the product. If the FDA concludes that a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will typically inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in substantial compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, to assure that the clinical trials were conducted in compliance with GCP requirements. To assure GMP, GLP and GCP compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production, and quality control.

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

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to assess further a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of original standard BLAs within 10 months of the 60-day filing date and 90% of original priority BLAs within six months of the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

A product can receive Breakthrough Therapy Designation if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A Breakthrough Therapy Designation conveys all of the features of Fast Track Designation in addition to more intensive FDA guidance on an efficient development program, organizational commitment involving senior managers, and eligibility for priority review. Specifically, the FDA intends to expedite the development and review of a Breakthrough Therapy by, where appropriate, intensively involving senior managers and experienced review staff in a proactive collaborative, cross-disciplinary review. Where appropriate, the FDA also intends to assign a cross-disciplinary project lead for the review team to facilitate an efficient review of the development program. The FDA notes that a compressed drug development program still must generate adequate data to demonstrate that the drug or biologic meets the statutory standard for approval. Omitting components of the development program that are necessary for such a determination can significantly delay, or even preclude, marketing approval.

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

The FDA may grant accelerated approval under its Accelerated Approval Program to a product candidate for a serious or life-threatening condition upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is contingent on a sponsor’s agreement to conduct at least one adequate and well-controlled additional post-approval trial to verify and describe the product’s clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track Designation, Breakthrough Therapy Designation, and Accelerated Approval do not change the standards for approval but may expedite the development process.

An application for a product candidate may be eligible to obtain Priority Review Designation if it is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. A Priority Review Designation means FDA’s goal is to take action on the marketing application within six months (compared to ten months under standard review) of the 60-day filing date. Priority Review Designation does not change the standards for approval but may expedite the review process.

Post-Approval Requirements

Maintaining post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of products continues after approval, particularly with respect to GMP. We rely, and expect to continue to rely, on third parties for the production and distribution of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer.

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

U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of the FDA approval of the use of our current and potential product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 ("Hatch-Waxman Amendments"). The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Biosimilars and Exclusivity

The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") created an abbreviated approval pathway for biological products shown to be highly similar to, or interchangeable with, an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

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

The BPCIA also establishes procedures for identifying and resolving patent disputes involving applications submitted under section 351(k) of the PHSA.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), BLAs or supplements to BLAs must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the biological product is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any biological product with orphan product designation except a product with a new active ingredient that is a molecularly targeted cancer product intended for the treatment of an adult cancer and directed at a molecular target determined by FDA to be substantially relevant to the growth or progression of a pediatric cancer that is subject to a BLA submitted on or after August 18, 2020.

The Best Pharmaceuticals for Children Act (“BPCA”) provides a six-month extension of any non-patent exclusivity for a biologic if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug or biologic in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Additional U.S. Regulation

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services ("CMS"), other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice ("DOJ"), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and similar state laws, each as amended.

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

Additionally, the federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, annually report to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” Certain states also mandate implementation of compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices, and/or require the tracking and reporting of gifts, compensation, and other remuneration to healthcare providers and entities.

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

●

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

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

●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, now 70%, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. In December 2018 a judge for the United States District Court for the Northern District of Texas ruled that the entire Affordable Care Act is unconstitutional. This ruling was appealed to the U.S. Court of Appeals for the Fifth Circuit, which held that the individual mandate is unconstitutional. This decision was appealed, and in November 2020, the United States Supreme Court held oral arguments. It is uncertain how the United States Supreme court will rule on this case or how healthcare measures of the Biden administration will impact the Affordable Care Act and our business. With respect to repeal or revision of the Affordable Care and its replacement with new or revised legislation, it is unclear when such legislation will be enacted, what it will provide and what impact it will have on the availability of healthcare and containing or lowering costs of healthcare.

The former Trump Administration proposed a number of initiatives to drive down prescription drug costs and health care spending. President Biden has indicated a desire to address prescription drug costs as well. However, it is unclear how any proposed or future initiatives may affect our business.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the fiscal year 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. Further, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Employees

As of March 15, 2021, we had 12 full-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Corporate Information and Available Information.

We were incorporated in Delaware in April 2009. Our principal executive offices are located at 1601 Trinity Street, Bldg B, #3.312.09, Austin, TX 78712, and our telephone number is (877) 774-4679.

Our website address is www.genprex.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

We have proprietary rights to a number of trademarks, including GENPREX, ONCOPREX and REQORSA, that are used in this Annual Report on Form 10-K. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are generally referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

We qualify as an “emerging growth company” as the term is used in The Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and therefore, we may take advantage of certain exemptions from various public company reporting requirements, including:

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

We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some, but not all, of the available benefits of the JOBS Act. We have taken advantage of some of the reduced reporting requirements in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

We are using the proceeds from our recent sales of securities to advance REQORSA through clinical development, as well as for other corporate purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital to complete clinical development and commercialize REQORSA and for preclinical and clinical development and commercialization of our gene therapy for diabetes, GPX-002. If the FDA requires that we perform additional preclinical studies or clinical trials beyond what we currently anticipate, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of REQORSA and GPX-002 would likely be delayed. Furthermore, there can be no assurance that the costs to obtain regulatory approval of these product candidates will not increase.

We will continue to require substantial additional capital to continue our preclinical and clinical development and commercialization activities. Because successful development of our current and potential product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our current and future product candidates.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

•	the progress, costs, results and timing of our preclinical development and clinical trials for REQORSA and GPX-002;

•	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;

•	the ability of third parties to deliver materials and provide services for us;

•	the costs associated with securing and establishing commercialization and manufacturing capabilities;

•	market acceptance of our current and future product candidates;

•	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;

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

Some of these factors are outside of our control. Although we expect that our existing cash, and marketable securities will be sufficient to fund our current operations and planned clinical trial activities into 2024, this period could be shortened if there are any significant increases in planned spending on current or additional development programs or more rapid progress of these development programs than anticipated. Furthermore, we believe that our existing capital will not be sufficient to enable us to complete the development and commercialization of REQORSA or GPX-002. Accordingly, we expect that we will need to raise additional funds in the future.

We may seek additional funding through a combination of equity offerings, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, some of which may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. Any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our existing capital stock. In addition, the issuance of additional shares by us may cause the market price of our shares to decline and result in dilution to our stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to December 31, 2020, we incurred an accumulated deficit of approximately $58.4 million. We incurred net losses of approximately $17.9 million and approximately $10.7 million for the years ended December 31, 2020 and 2019, respectively.

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our preclinical development activities and clinical trials. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our current and potential product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If REQORSA, GPX-002 or any of our other potential product candidates fails in clinical trials or does not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or if, or when, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our drug candidates. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues.

We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.

We are a clinical stage company with a limited operating history. Our operations to date have been limited to conducting clinical and preclinical research. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be accurate. Our operating results are expected to significantly fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

•

any delays in regulatory review and approval (assuming that our data support approval) of our current and potential product candidates in clinical development, including our ability to receive approval from the FDA for REQORSA or GPX-002;

•	delays in the commencement, enrollment and timing of clinical trials;

•	the success of our clinical trials through all phases of clinical development;

•	potential side effects of our current and potential product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;

•	our ability to obtain additional funding to develop our current and future product candidates;

•	our identification and development of additional drug candidates beyond REQORSA and GPX-002;

•	competition from existing products or new products that continue to emerge;

•	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;

•	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations ("CROs");

•	our dependency on third-party manufacturers to manufacture our products and key ingredients;

•	our ability to establish or maintain collaborations, licensing or other arrangements, particularly with MD Anderson and UP;

•	our ability to defend against any challenges to our intellectual property including claims of patent infringement;

•	our ability to enforce our intellectual property rights against potential competitors;

•	our ability to secure additional intellectual property protection for our product candidates and associated technologies;

•	our ability to attract and retain key personnel to manage our business effectively; and

•	potential product liability claims.

Risks Related to Development and Commercialization of Our Current and Future Product Candidates

Our success depends greatly on the success of our development of REQORSA for the treatment of NSCLC, and our other product candidates, including GPX-002 for the treatment of diabetes.

At this time, we are actively pursuing the development of  REQORSA for NSCLC, and GPX-002, a preclinical stage gene therapy for diabetes. We are dependent on the success of REQORSA in the near term. We cannot provide you any assurance that we will be able to successfully advance REQORSA or GPX-002 through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involve a substantial degree of uncertainty. Because REQORSA, GPX-002 and our other potential product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. We believe only a few gene therapy products have been approved in the United States or Europe. We have found it difficult to enroll patients in our clinical studies in the past and may, in the future, find it difficult to enroll patients in our clinical studies, including our Acclaim-1 and Acclaim-2 clinical trials, which could delay or prevent clinical studies of REQORSA or other current and potential product candidates. We may encounter delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

In addition, the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency (“EMA”), the competent authorities of the Member States of the European Union (“EU”) and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we are successful in developing product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates in either the United States or the EU, or how long it will take to commercialize any other products for which we receive marketing approval. In addition, any future marketing authorization granted by the European Commission may not be indicative of what the FDA may require for approval and vice versa.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our current and potential product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our current and potential product candidates.

Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. In particular, our success will depend upon physicians prescribing treatments that involve the use of our  product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our current and potential product candidates or demand for any products we may develop. Adverse events in our clinical trials, even if not ultimately attributable to our current and potential product candidates, and the resulting publicity could lead to increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Concern about the environmental spread of our product, whether real or anticipated, could also hinder the commercialization of our products.

Prior to receiving REQORSA in our Acclaim-1 clinical trial, patients are required to undergo genetic screening to detect EGFR mutations and in the Acclaim-2 clinical trial genetic screening to detect PD-L1 as well as other mutations relevant to cancer.  Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing.  Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. Genetic testing information is also subject to significant restrictions under both federal and state law.  For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers.  This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of the foregoing could decrease demand for REQORSA or our future product candidates.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators; support staff; and proximity of patients to clinical sites; ability to comply with the eligibility and exclusion criteria for participation in the clinical trial; and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products.

In addition, our ability to successfully initiate, enroll and complete clinical trials in any foreign country is subject to numerous risks of conducting business in foreign countries, including:

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

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for REQORSA and future product candidates.

Delays in the commencement, enrollment and/or completion of our Acclaim-1 and Acclaim-2 clinical trials or any future clinical trials could increase our product development costs or delay or limit the regulatory approval of REQORSA or other product candidates. We do not know whether the Acclaim-1 or Acclaim-2 clinical trials or any future trials or studies of other future product candidates will begin on time or will be completed on schedule, if at all. The start or end of a clinical study is often delayed or halted due to regulatory requirements, changes in the proposed regulatory approval pathway for a drug candidate, manufacturing challenges, including delays or shortages in available drug product, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, which include the age and condition of the patients and the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments and/or availability of other investigational treatment options for the relevant disease.  We are planning to initiate our Acclaim-1 and Acclaim-2 clinical trials pursuant to an existing IND. Prior to commencing either of these clinical trials, we intend to file with the FDA amendments to our IND consisting of an updated chemistry, manufacturing and controls section, and the protocol for the respective clinical trial. We cannot be sure that issues will not arise in connection with the filing of these amendments that will result in the FDA imposing a clinical hold which could result in the delay of either or both of these clinical trials

The accelerated approval pathway for our product candidates may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

Under the FDA’s accelerated approval program, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. We may seek accelerated approval for one or more of our product candidates on the basis of progression free survival, a surrogate endpoint that we believe is reasonably likely to predict clinical benefit.

For drugs granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and, in most cases, the FDA may require that the trial be designed, initiated, and/or fully enrolled prior to approval. If any of our competitors were to receive full regulatory approval for an indication for which we are seeking accelerated approval prior to our approval, the indication we are seeking may no longer qualify as a condition for which there is an unmet medical need and accelerated approval of our product candidate would be more difficult or may not occur. Moreover, the FDA may withdraw approval of our product candidate approved under the accelerated approval pathway if, for example:

•

the trial or trials required to verify the predicted clinical benefit of our product candidate fail to verify such benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug;

•	other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use;

•	we fail to conduct any required post-approval trial of our product candidate with due diligence; or

•	we disseminate false or misleading promotional materials relating to the relevant product candidate.

If we are unable to secure contract manufacturers with capabilities to produce the products that we require, we could experience delays in conducting our planned clinical trials.

Manufacturing REQORSA involves several manufacturing steps. Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We recently transferred this portion of the process to CDMOs and also scaled-up clinical production in quantities we believe are sufficient for our Acclaim-1 and Acclaim-2 clinical trials. Although we have contracted with CDMOs to produce the products that we require, no assurance can be given that such CDMOs will be able to continue to produce the products that we require. In accordance with cGMP, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult and could be costly, which could result in our inability to manufacture our clinical product candidates and a delay in the development of our clinical product candidate. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our clinical product candidates.

A product candidate can fail at any stage of preclinical and clinical development.

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

•	serious and unexpected side effects experienced by subjects in our clinical trials or by individuals using drugs similar to our current and future product candidates;

•	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in enrolling research subjects in clinical trials;

•	high drop-out rates and high fail rates of research subjects;

•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	poor effectiveness of our current and potential product candidates during clinical trials; or

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or vendor.

REQORSA™ , GPX-002, and any other product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates, and the approval may be for a narrower indication than we seek.

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Additionally, our partners, clients, other vendors, and/or other stakeholders may not agree with our interpretation(s) of data obtained from our clinical trials, which could potentially cause a variety of issues, including, but not limited to, delays, the necessity for additional studies and analyses, dependence on third-party validation, and/or other unforeseen challenges. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Later-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. For example, the small number of patients in our completed Phase 1 Monotherapy clinical trial of REQORSA and the Phase 1/2 Combination Tarceva trial may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we have observed encouraging clinical activity in the Phase 1 Monotherapy and Phase 1/2 Combination Tarceva trial, the primary objectives of the Phase 1 Monotherapy Trial and the Phase 1 portion of the Phase 1/2 Combination Tarceva trial were safety and MTD and not to demonstrate efficacy. The assessments of clinical activity from these clinical trials, some of which were not pre-specified, may not be predictive of the results of later clinical trials of REQORSA. Furthermore, safety events may be observed in later trials that alter the anticipated risk-benefit profiles of REQORSA or other product candidates.

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

We do not know whether any clinical trials we or any of our potential future collaborators may conduct will demonstrate the consistent or adequate efficacy and safety that would be required to obtain regulatory approval and market any products. If REQORSA or GPX-002 is found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed. If we are unable to bring REQORSA, GPX-002 or other product candidates to market, or to acquire other products that are on the market or can be developed, our ability to create stockholder value will be limited.

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

Even if we obtain regulatory approval of our current and potential product candidates, the products may not gain market acceptance among physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community.

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of REQORSA, GPX-002 and any of our future product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our current and future product candidates in particular, as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the clinical indications for which our current and potential product candidates are approved;

•	physicians, hospitals, treatment centers and patients considering our product candidates as a safe and effective treatment;

•	the potential and perceived advantages of our product candidates over alternative treatments;

•	the prevalence and severity of any side effects;

•	product labeling or product insert requirements of the FDA or other regulatory authorities;

•	limitations or warnings contained in the labeling approved by the FDA;

•	the timing of market introduction of our product candidates as well as competitive products;

•	the cost of treatment – both in absolute terms and in relation to alternative treatments;

•	the availability of coverage, reimbursement and pricing by third-party payors and government authorities and the adequacy thereof;

•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;

•

the willingness, ability and availability of healthcare providers that can comply with the transportation, handling, and temperature-controlled storage requirements associated with our product candidates;

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

REQORSA™, GPX-002 and other future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

In our Phase 1 clinical trial of REQORSA as a monotherapy, the only serious adverse events, defined as grade 3, 4 or 5 events under the Common Terminology Criteria for Adverse Events published by the U.S. Department of Health and Human Services, were grade 3 fever and grade 3 hypotension, and the only dose-limiting toxicities were two episodes of transient grade 3 hypophosphatemia (abnormally low levels of phosphate in the blood).

The Phase 1 portion of our Phase 1/2 Combination Tarceva Trial was a dose escalation study with the primary purpose of determining the MTD. Dose Limiting Toxicities were defined as grade 3, 4 or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1, one subject had grade 3 adverse events of fatigue, muscle weakness and hyponatremia (low sodium level) and considered to be related to the study treatment (Tarceva). Therefore, three additional subjects were treated at this dose level (six subjects total), none of whom suffered a DLT. At dose level 2, there were no DLTs. At dose level 3, one subject had a grade 3 rash considered to be related to the study treatment (Tarceva); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects suffered a DLT at dose level 3. At dose level 4, there were no DLTs; thus, dose level 4 was determined to be the MTD.

Additional or unforeseen side effects from REQORSA, GPX-002 or any of our future product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. A showing that REQORSA, GPX-002 or any of our other future product candidates cause undesirable or unacceptable side effects could interrupt, delay or halt clinical trials and result in the failure to obtain or suspension or termination of marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities only with restrictive label warnings.

If REQORSA, GPX-002 or any of our future product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

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

Any of these events could prevent us or our potential future collaborators from achieving or maintaining market acceptance of our products or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating revenues from the sale of our products.

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently carry product liability insurance relating to our clinical trials only. Such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA or other regulatory agency and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our suppliers and business partners, as well as personally identifiable information of clinical trial participants and employees. Similarly, our CROs, contractors and consultants possess certain of our sensitive data. The secure maintenance of this information is critical to our operations and business strategy. Despite our security measures our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information, including our data being breached at our CROs, contractors and consultants, could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, and damage our reputation which could adversely affect our business. Furthermore, the loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data which could cause the development and commercialization of our current and potential product candidates to be delayed.

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

We do not carry insurance for all categories of risk that our business may encounter. There can be no assurance that we will secure adequate insurance coverage or that any such insurance coverage will be sufficient to protect us from potential liability in the future. Any significant uninsured liability may require us to pay substantial amounts, which may adversely affect our financial position and results of operations.

Our business may be adversely affected by the ongoing coronavirus pandemic.

The outbreak of the novel coronavirus (COVID-19) evolved into a global pandemic. The coronavirus has spread to many regions of the world. The extent to which the coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

As a result of the continuing spread of the coronavirus, our business operations could be delayed or interrupted. For example, our clinical trials may be delayed as a result of the pandemic. Manufacturing and testing, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring, data analysis, and laboratory research activities may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. If the coronavirus continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if the spread of the coronavirus pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.  Infections and deaths related to the pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently utilize third parties to, among other things, manufacture raw materials and to manufacture clinical product. If any third-party parties in the supply chain for materials used in the production of our product candidates or the third-party manufacturers of our product candidates themselves are adversely impacted by restrictions resulting from the coronavirus outbreak, our ability to manufacture our product candidates for our clinical trials and research and development activities related thereto may be disrupted. In particular, we utilize lipids in the manufacture of REQORSA. Lipids are also used in the production of various COVID-19 vaccines and this has resulted in increased demand for this material and may limit the available supply.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We face competition from domestic and international competitors including major multinational pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and other public and private research institutions.  Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of these factors, our competitors may succeed in obtaining patent protection and/or FDA or other regulatory approval or in discovering, developing and commercializing drugs for the indications that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

If our competitors market products that are more effective, safer or less expensive or reach the market sooner than our future products, if any, we may not achieve commercial success. In addition, because of our limited resources, it may be difficult for us to stay abreast of the rapid changes in all technologies that are or may become competitive with ours. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

We cannot provide assurance that REQORSA, GPX-002 or any of our future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market them.

Our business currently depends largely on the successful development and commercialization of our product candidates, REQORSA and/or GPX-002. Our ability to generate revenue related to product sales will depend on the successful development and regulatory approval of REQORSA for the treatment of cancer and/or GPX-002 for diabetes. Even if we complete the necessary clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate. Further, even if we obtain regulatory approval, it may only apply to a narrower indication than we expect and our products will remain subject to regulatory scrutiny.

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the United States and regulatory authorities in other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a BLA from the FDA. We have not submitted any marketing applications for any of our current and potential product candidates.

BLAs must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. BLAs must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of a BLA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. The FDA review processes can take years to complete, and approval is never guaranteed. If we submit a BLA to the FDA, the FDA must decide whether to file the BLA or refuse to file it. We cannot be certain that any submissions will be filed and reviewed by the FDA. In addition, regulators in other jurisdictions have their own procedures for approval of product candidates.

The FDA or regulators in other jurisdictions could delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem our product candidate to be safe and effective;

•	determine that the product candidate does not have an acceptable benefit-risk profile;

•	determine in the case of a BLA seeking accelerated approval that the BLA does not provide evidence that the product candidate represents a meaningful advantage over available therapies;

•	determine that the results on our primary endpoints are not clinically meaningful;

•

may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the approval of a BLA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;

•	may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;

•	may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;

•	may disagree regarding the formulation or the specifications of our product candidates;

•	may not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status; or

•	may change approval policies or adopt new regulations.

Even if a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. Regulatory authorities in countries outside of the United States also have requirements for approval of drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. Furthermore, regulatory approval for any of our future product candidates may be withdrawn after approval.

If we are unable to obtain approval from the FDA or other regulatory agencies for REQORSA or GPX-002, or if, subsequent to approval, we are unable to successfully commercialize REQORSA or GPX-002 or our other potential product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in January 2017, the FDA Oncology Center of Excellence, or the Center of Excellence, was created to leverage the combined skills of regulatory scientists and reviewers with expertise in drugs, biologics, and devices (including diagnostics). While the Center of Excellence is designed to help expedite the development of oncology and malignant hematology-related medical products and support an integrated approach in the clinical evaluation of drugs, biologics and devices for the treatment of cancer, the Center of Excellence may, at times, create confusion within the FDA and especially in the Center of Biologics and Research, which is the primary review division for REQORSA. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are also subject to review by NExTRAC. In August 2018, the NIH Director issued a statement describing a proposal intended to streamline the federal framework for oversight of gene therapy. The proposal, which the NIH developed in conjunction with the FDA, included amending the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines, to eliminate duplicative review and reporting requirements for human gene transfer protocols. The statement also described NIH’s effort to refocus the role of the RAC to be closer to its original mandate – a transparent forum for science, safety, and ethics of emerging biotechnologies. Accordingly, the NIH Guidelines have been updated to reflect these changes. Additionally, before a clinical trial can begin at an NIH-funded institution, that institution’s IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the study. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for performing studies or for obtaining approval of any of our current and potential product candidates. The regulatory changes discussed herein as well as other existing and future regulatory developments may cause unexpected delays and challenges for companies seeking approval of gene therapy products, like REQORSA or GPX-002.

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

For example, in the United States, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the Federal Food, Drug, and Cosmetic Act ("FDCA") and implementing regulations and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.

In the EU, any future advertising and promotion of our products will be subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with health care professionals. These laws require that promotional materials and advertising for medicinal products are consistent with the product’s Summary of Product Characteristics ("SmPC") as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comport with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.

In addition, product manufacturers and their facilities may be subject to payment of application and program fees and are subject to continual review and periodic inspections by FDA and other regulatory authorities for compliance with cGMP, requirements and adherence to commitments made in the BLA or foreign marketing application. If we, or a regulatory authority, discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured or disagree with the promotion, marketing or labeling of that product, a regulatory authority may impose restrictions relative to that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we fail to comply with applicable regulatory requirements for any product following approval, a regulatory authority may:

•	issue a warning or untitled letter asserting that we are in violation of the law;

•	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;

•	restrict the marketing or manufacturing of the product;

•	seize or detain the product or otherwise demand or require the withdrawal or recall of the product from the market;

•	refuse to permit the import or export of products;

•	request and publicize a voluntary recall of the product; or

•	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and adversely affect our business, financial condition, results of operations and prospects.

If the FDA does not find the manufacturing facilities of our current or future contract manufacturers acceptable for commercial production, we may not be able to commercialize REQORSA, GPX-002 or any of our future product candidates.

We do not have the internal infrastructure or facilities to manufacture REQORSA or any other product candidate for use in the conduct of our clinical trials or for commercial supply. However, our strategy could change in the future and we could choose to develop such infrastructure. Currently, we intend to continue to use CDMOs for the production of the active pharmaceutical ingredients and the formulation of drug product for the trials of REQORSA to be conducted or that will need to be conducted prior to seeking regulatory approval. Although we have  produced a sufficient amount of REQORSA to initiate our Acclaim-1 and Acclaim-2 clinical trials, we do not have agreements for ongoing supply of REQORSA or any of our other potential product candidates, and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to complete clinical trials and commercialize REQORSA if it is approved. Additionally, the facilities used by our contract manufacturers to manufacture product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on our third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture materials that conform to our specifications and the FDA’s cGMP standards and other requirements of any governmental agency to whose jurisdiction we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks including:

•	the possibility that we are unable to enter into manufacturing agreements with third parties to manufacture our product candidates;

•	the possibility that our contract manufacturers may breach the terms of their manufacturing agreements with us; and

•	the possibility of termination or nonrenewal of any manufacturing agreement we may enter into.

Any of these factors could cause the delay of approval or commercialization of our product candidates, cause us to incur higher costs or prevent us from commercializing our product candidates successfully. Furthermore, if our product candidates are approved for commercialization and our contract manufacturers fail to deliver the required commercial quantities of finished product on a timely basis at commercially reasonable prices, we would likely be unable to meet demand for our products and could lose potential revenue. It may take several years to establish an alternative source of supply for our product candidates and to have any such new source approved by the government agencies that regulate our products.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, principal investigators, CROs, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws would increase significantly, and our costs associated with compliance with such laws would likely also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs and interactions with physicians and other health care providers. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, including off-label uses of our products, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of patient recruitment for clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of fines or other sanctions. The laws that may affect our ability to operate include, but are not limited to:

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

•

HIPAA, as amended by HITECH and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

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

•	the U.S. FDCA, which prohibits, among other things, the adulteration or misbranding of drugs;

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

Coverage and reimbursement may be limited or unavailable in certain market segments for REQORSA, GPX-002 and our future product candidates, if approved, which could make it difficult for us to sell REQORSA, GPX-002 and our future product candidates profitably.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products and to justify the level of coverage and reimbursement relative to other therapies, with no assurance that coverage and adequate reimbursement will be obtained. Third party payors may also have difficulty in determining the appropriate coverage of REQORSA and our other potential product candidates that are combination products, if approved, due to the fact that they are combination products that include another drug. To the extent there are any delays in determining such coverage or inadequate coverage and reimbursement for all aspects of our combination therapies, it would adversely affect the market acceptance, demand and use of our current and potential product candidates. Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

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

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. In particular the Affordable Care Act and its implementing regulations, among other things, subjected biological products to potential competition by lower-cost biosimilars, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our current and potential product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. In November 2020, the United States Supreme Court held oral arguments on the U.S. Court of Appeals for the Fifth Circuit’s decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the Affordable Care Act and our business.

Since January 2017, former President Trump signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Congress also could consider subsequent legislation to repeal or repeal and replace other elements of the Affordable Care Act. We continue to evaluate the possible impact of the Affordable Care Act, as amended, and the possible repeal and/or replacement of the Affordable Care Act on our business.

In late 2018, the Centers for Medicare & Medicaid Services, or CMS, issued an advance notice of proposed rulemaking describing a potential mandatory model to test Medicare reimbursement based on an “International Pricing Index,” or IPI. More recently, CMS published an interim final rule that establishes a Most Favored Nation, or MFN, Model for Medicare Part B drug payment. This regulation would substantially change the drug reimbursement landscape as it bases Medicare Part B payment for 50 selected drugs on prices in foreign countries instead of average sales price, or ASP, and establishes a fixed add-on payment in place of the current 6 percent (4.3 percent after sequestration) of ASP. The MFN drug payment amount is expected to be lower than the current ASP-based limit because U.S. drug prices are generally the highest in the world. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule, and it faces uncertain prospects for implementation.

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

We are subject to a variety of risks associated with international operations which could materially adversely affect our business.

We anticipate that we will be subject to additional risks in commercializing our product candidates outside the United States, including the following, any one or combination of which could have a material adverse effect on our business:

•	different regulatory requirements for approval of product candidates in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, fires and medical epidemics.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We may become subject to federal, state, local, and foreign laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and certain waste products, including numerous environmental, health and safety laws and regulations, such as those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations may in the future involve the use of hazardous materials, including chemicals and biological materials. Our operations may also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations may also result in substantial fines, penalties or other sanctions.

Risks Related to Our Dependence on Third Parties

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our current product candidates and our financial condition and operating results.

Because developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we have and may continue to enter into collaborations with companies that have the required expertise. Additionally, if any of our product candidates receive marketing approval, we may enter into sales and marketing arrangements with third parties. If we are unable to enter into arrangements on acceptable terms, or at all, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in engaging collaborators. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our current and potential product candidates.

When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to such third party.

One or more of our collaboration partners may not devote sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization efforts. The terms of any collaboration or other arrangement that we establish may contain provisions that are not favorable to us. In addition, any collaboration that we enter into may not be successful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a product candidate or research program under a collaboration arrangement, and the payment we receive from our collaboration partner may be insufficient to cover the cost of such development. If we are unable to reach agreements with suitable collaborators for our product candidates, we may face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them. As a result, we may be unable to  commercialize products or programs if we are unable to engage a suitable collaborator, which may have a material adverse effect on our operating results and financial condition.

We rely, in part, and expect to continue to rely, in part, on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.

We rely in part on CROs and clinical trial sites to ensure our clinical trials are conducted properly and on time. While we have or will have agreements governing their activities, we may have limited influence over their actual performance because we control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.  These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position.

We and our CROs are required to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving any marketing applications. In addition, our ongoing and future clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of our current and potential product candidates. Accordingly, if our CROs fail to comply with applicable regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects may be harmed, our costs could increase and our ability to generate revenues could be limited or delayed.

We rely, and expect to continue to rely, on third parties to distribute, manufacture and perform release testing for our current and future  product candidates and other key materials and if such third parties do not carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approvals for our product candidates.

We rely, and expect to continue to rely on third-party CDMOs to produce REQORSA and expect to do so with GPX-002 and future product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays, but we have not entered into binding agreements with any such CMOs or CTOs to support commercialization. Additionally, any CDMO may not have specific experience producing our product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our products at the quality, quantities, locations and timing needed to support commercialization. We do not have full control of these CDMOs, and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. We may change our manufacturing process, and there can be no guarantee that the regulatory authorities will approve any new process in a timely manner, or ever. Also, as a consequence of the manufacturing change, there may be a requirement to conduct additional preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have completed the technology transfer from MD Anderson to experienced commercial contract development and manufacturing organizations and have scaled-up clinical production of REQORSA in quantities we believe are sufficient for our Acclaim-1 and Acclaim-2 clinical trials. No assurance can be given that such contract manufacturers will be able to, and will receive all approvals to, produce product sufficient for all of our clinical trial needs moving forward or for commercialization. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our contract manufacturers may be difficult and could be costly if we do make such a change, which could result in our inability to manufacture our  product candidates and a delay in the development of our product candidates and their commercial sale, should they be approved. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our  product candidates. There can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

In connection with our manufacturing activities, we may encounter technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Further, we have not fully completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing and testing partners do not enable such regulatory approvals, our commercialization efforts may be harmed. If such third-party manufacturers are unable to produce REQORSA, GPX-002 or future product candidates in the necessary quantities, or in compliance with cGMP or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, would be materially harmed. The manufacturing processes used by our contract manufacturers to manufacture product candidates must be approved by the FDA as part of our BLA package and the facilities used by our contract manufacturers must maintain a compliance status acceptable to the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. Although we provide specifications, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of our product candidates. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory agencies, we will not be able to secure and/or maintain regulatory approval covering their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our  future product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our current and future product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation.

In addition, any significant disruption in our supplier relationships could harm our business. We source key materials, devices and equipment from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There is a small number of suppliers for certain key materials and components that are used to manufacture our current and future product candidates. Such suppliers may not sell these key materials to our manufacturers at the times or quantities we need them or on commercially reasonable terms. We may not have any control over the process or timing of the acquisition of these key materials by our manufacturers.

We also expect to rely on other third parties to store and distribute our products for our clinical trials. Any performance failure on the part of these third parties could delay clinical development or marketing approval of our current and future product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

We have completed and may in the future complete related party transactions that were not and may not be conducted on an arm’s length basis.

Our leading drug candidate, REQORSA, is based upon patents and related technology covered by the MD Anderson License Agreement, under which we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property. In 2007, the MD Anderson License Agreement was sublicensed by Introgen to IRI and in 2009 this sublicense was assigned by IRI to us, and we granted back to IRI a nonexclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations. IRI also agreed in 2011, pursuant to the 2011 IRI Collaboration Agreement, to provide additional technology licensing opportunities and services to us in return for monthly payments and our obligation to pay to IRI a royalty of 1% on sales of products licensed to us under the MD Anderson License Agreement. We also granted a non-exclusive, royalty-free sublicense to IRI in 2011 for non-commercial research purposes. IRI’s obligations to provide additional technology licensing opportunities and services to us, and our obligation to make monthly payments to IRI, were terminated in 2012; however, our obligation to pay the 1% royalty to IRI upon sales of products licensed to us under the MD Anderson License Agreement is ongoing. This royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us. IRI is controlled by Rodney Varner and his immediate family members. Mr. Varner is currently Chairman of our board of directors, having joined our board of directors on August 15, 2012, and has been our Chief Executive Officer since August 29, 2012 and President since August 10, 2020; accordingly, in 2009 and 2011, when the above referenced agreements between IRI and Genprex were entered into, Mr. Varner was neither a member of our board of directors nor an executive officer of Genprex. When the 2011 IRI Collaboration Agreement was entered into, Mr. Varner was deemed to be an “affiliate” of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares at that time. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party.

Risks Related to Our Intellectual Property

If we fail to comply with obligations pursuant to our license agreements, we could lose intellectual property and other rights that are important to our business.

Pursuant to the 2020 MD Anderson License Agreement, we hold worldwide, exclusive license rights to certain inventions covering the therapeutic use of TUSC2 and other genes and polypeptides that have been shown to have cancer fighting properties, as well as a number of related technologies. In addition, pursuant to the UP License Agreement, UP granted us a worldwide, exclusive license to certain licensed technology, and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. In addition, we expect to enter into additional license agreements in the future. Our existing and future license agreements may impose various payment and other obligations on us. If we fail to comply with our obligations under these agreements, our licensors may have the right to terminate our licenses, in which event we would not be able to market products covered by such licenses.

Moreover, in the event we need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, we may fail to obtain any of such licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to develop or license replacement technology, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

The rights we have obtained pursuant to our license agreements with MD Anderson and the UP are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between such institution and the U.S. government. Additionally, to the extent there is any conflict between our license agreement and applicable laws or regulations, applicable laws and regulations will prevail. Similarly, to the extent there is any conflict between our license agreement with one of these institutions and the institution’s funding agreement with the US government, the terms of the funding agreement will prevail. Some, and possibly all, of our licensed intellectual property rights have been developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to a third party if the U.S. government determines that adequate steps have not been taken to commercialize the invention, that government action is necessary to meet public health or safety needs, that government action is necessary to meet requirements for public use under federal regulations, or that the right to use or sell such inventions is exclusively licensed to an entity within the U.S. and substantially manufactured outside the U.S. without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the U.S.). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Furthermore, certain inventions are subject to transfer restrictions during the term of these agreements and for a period thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

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

With respect to patent rights, we do not know whether any of the pending patent applications relating to any of our current and future product candidates will result in the issuance of patents that effectively protect our technology or products, or if any of our licensors’ issued patents will effectively prevent others from commercializing competitive technologies and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the US Patent and Trademark Office ("USPTO") and corresponding foreign patent offices. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current and future product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may in the future assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our  product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, or any final product itself, the holders of any such patents may be able to block our ability to develop and commercialize such product candidate unless we obtained a license under the applicable patents, which license may not be available on acceptable terms, if at all, or until such patents expire.

Parties making claims against us may obtain injunctive or other equitable relief, which may hinder our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, may involve substantial litigation expense and diversion of our management’s attention. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which licenses may not be on acceptable terms or require substantial time and monetary expenditure.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we believe that we have rights to the intellectual property, through licenses from third parties to develop our product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties on reasonable terms, if at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Because we rely on and intend to continue to rely on third parties to manufacture our current and future product candidates, and because we collaborate with various organizations and academic institutions on the advancement of our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our manufacturers, collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions of such agreements, the need to share trade secrets and other confidential information increases the risk that such trade secrets may become known by our competitors, may be inadvertently incorporated into the technology of others, may be used inappropriately to create new inventions or may be disclosed or used in violation of such agreements.

Our academic collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We may also conduct joint research and development programs that may require us to share trade secrets under the terms of research and development partnerships or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure may impair our competitive position and have a material adverse effect on our business.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ an outside firm and rely on our outside counsel to pay these fees due to non-US patent agencies. The USPTO and various non-US governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Although an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market which would have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.

If we or one of our licensing partners, including MD Anderson or UP, initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our current and potential product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current and potential product candidates. Such a loss of patent protection would have a material adverse impact on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We currently and in the future may employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and result in a diversion of management’s attention.

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

The United States has enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

We have not yet registered the trademark for REQORSA™, and failure to secure such registration could adversely affect our business.

While we have submitted a trademark application for the mark "REQORSA," this mark has not yet been approved by the USPTO. During trademark registration proceedings, our application may be rejected. Although we would be given an opportunity to respond to the rejection of a trademark application, we may be unable to overcome such rejection. In addition, with respect to the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademark, and our trademark may not survive such proceedings. Moreover, any name we propose to use with our current and potential product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents with respect to product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We have no sales, marketing or distribution experience. To develop sales, distribution and marketing capabilities, we will have to invest significant amounts of financial and management resources, some of which will need to be committed prior to any confirmation that our product candidates will be approved by the FDA. For product candidates for which we decide to perform sales, marketing and distribution functions ourselves or through third parties, we could face a number of additional risks, including that we or our third-party sales collaborators may not be able to build and maintain an effective marketing or sales force, and we may experience difficulty in managing the growth of our organization. If we use third parties to market and sell our products, we may have limited or no control over their sales, marketing and distribution activities on which our future revenues may depend.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.

As of March 15, 2021, we had 12 full-time employees. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our clinical trial management, product development, manufacturing, regulatory, and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. We may not be able to attract or retain qualified personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

Because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Moreover, we may not be able to locate suitable acquisition opportunities and such inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

Risks Related to our Securities

The market price of our common stock may be highly volatile, and you may lose all or part of your investment.

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	inability to obtain additional funding;

•	adverse results or delays in preclinical or clinical trials;

•	reports of adverse events in other gene therapy products or clinical trials of such products;

•	any delay in filing an IND or BLA for our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;

•	failure to develop successfully and commercialize our product candidates;

•	failure to maintain our existing strategic collaborations or enter into new collaborations;

•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;

•	changes in laws or regulations applicable to our products and product candidates;

•	inability to obtain adequate product supply for our product candidates or inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the financial projections of the investment community;

•	the perception of the pharmaceutical and biotechnology industries by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders;

•	trading volume of our common stock; and

•	other events or factors, many of which may be out of our control, including, but not limited to, pandemics such as COVID-19, war, or other acts of God.

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

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. If we are unable to maintain listing on Nasdaq or if a liquid market for our common stock does not develop or is sustained, our common stock may remain thinly traded. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

•	the liquidity of our common stock;

•	the market price of our common stock;

•	our ability to obtain financing for the continuation of our operations;

•	the number of investors that will consider investing in our common stock;

•	the number of market makers in our common stock;

•	the availability of information concerning the trading prices and volume of our common stock; and

•	the number of broker-dealers willing to execute trades in shares of our common stock;

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced volatility and disruptions in past years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, concerns about medical epidemics, and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur, particularly as a result of the ongoing COVID-19 pandemic. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies, in which case we could become subject to regulatory sanction or investigation. Further, such an outcome could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2020 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

We are an emerging growth company and smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

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

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company” or “smaller reporting company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential consequences.

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

We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 15, 2021. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

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

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the following actions must be brought solely and exclusively in the Court of Chancery of the State of Delaware (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to us or our stockholders; (iii) any action asserting a claim against us or any director or officer or other employee of the Company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim against us or any director or officer or other employee of the Company governed by the internal affairs doctrine. We believe that the exclusive forum provision may not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We believe that to the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, we believe that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our  directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers or other employees. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate and executive offices are located at 1601 Trinity Street, Bldg. B, #3.312.09, Austin, Texas 78712. Our lease for such office expires on April 30, 2021. We believe our current facilities and those that we believe are available to us are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Capital Market under the symbol “GNPX” on March 29, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 15, 2021, there were approximately 155 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

For the year ended December 31, 2020, we issued and sold the following unregistered securities:

1)	On October 1, 2020, we issued an aggregate of 5,000 shares of our common stock to a consultant in consideration of services.

2)	On December 4, 2020, we issued an aggregate of 31,432 shares of our common stock to a consultant in consideration of services.

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

Overview

We are a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes. Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (sometimes referred to as GPX-001), is being developed to treat NSCLC. The active agent in REQORSA is a TUSC2 gene expressing plasmid that is encapsulated in a DOTAP cholesterol nanoparticle.  TUSC2 is a tumor suppressor gene which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary ONCOPREX® Nanoparticle Delivery System to deliver the TUSC2 gene expressing plasmid to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from MD Anderson.

We are planning to initiate our Acclaim-1 and Acclaim-2 clinical trials in 2021. Acclaim-1 is a Phase 1/2 clinical trial using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with mutated epidermal growth factor receptors ("EGFRs") whose disease progressed after treatment with Tagrisso. In January 2020, we received FDA Fast Track Designation for the Acclaim-1 patient population. Acclaim-2 is a Phase 1/2 clinical trial using a combination of REQORSA with Merck & Co.’s Keytruda® in late-stage NSCLC patients who are low expressors (1% to 49%) of the PD-L1.

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education ("University of Pittsburgh") for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. Our diabetes product candidate is currently being evaluated in preclinical studies.

Oncology Platform

Utilizing our non-viral ONCOPREX Nanoparticle Delivery System, we are developing cancer treatments that are designed to administer cancer fighting genes. We encapsulate the gene-expressing plasmids using ONCOPREX lipid nanoparticles, and administer them intravenously, where they are then taken up by tumor cells and express proteins that are missing or found in low quantities in the tumor cells. With our lead drug candidate, REQORSA, there is a multimodal mechanism of action whereby REQORSA interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has also been shown to block mechanisms that create drug resistance.

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

Diabetes Gene Therapy

Our diabetes gene therapy, also referred to as GPX-002, was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at the UPMC Children’s Hospital. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we are an emerging growth company, we have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We have implemented all new accounting pronouncements that are in effect and may affect our financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that would have a material impact on our financial position or results of operations.

Notwithstanding the foregoing, subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions, including, without limitation, the exemption from the requirements (i) to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, and (ii) to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to December 31, 2020. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or any commitments or contractual obligations.

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

We expect our research and development expenses to increase in the future as we advance our current and potential product candidates into and through clinical trials, as we pursue regulatory approval of our current and potential product candidates in the United States and Europe, and as we expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our current or future product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following summarizes our results of operations for the years ended December 31, 2020 and 2019.

Research and Development Expense. Research and development ("R&D") expense was $7,302,923 for the year ended December 31, 2020 as compared to $1,967,007 for the year ended December 31, 2019. This increase of $5,335,916, or 271%, is due to the hiring of new employees and consultants to develop strategy for and execute on the launch of our Acclaim-1 and Acclaim-2 clinical trials, major advancements in our manufacturing programs providing drug product for our Acclaim-1 and Acclaim-2 clinical trials, and research of novel therapeutic approaches for the treatment of cancer using REQORSA and immunotherapies. These R&D activities will continue throughout 2021 and thereafter and will continue to include costs related to the launch and conduct of the Acclaim-1 and Acclaim-2 clinical trials, the development and execution on related manufacturing strategies and processes required to support these, and potentially other, clinical programs, and additional preclinical research.

General and Administrative Expense. General and administrative ("G&A") expense for the year ended December 31, 2020 was $10,635,881 as compared to $8,702,596 for the year ended December 31, 2019. The increase of $1,933,285, or 22% is mostly due to an increase in financing costs and legal fees associated with our registered direct offerings in 2020 as well as greater than normal share-based compensation expense associated with the accelerated vesting of options for a former executive pursuant to his separation agreement. Notwithstanding these expenses, some G&A expenses decreased for the year ended December 31, 2020 due to reclassification of expenses associated with R&D personnel to more accurately reflect expenses associated with their job function as well as reduced travel and office expenses as the result of travel restrictions and social distancing guidelines put in place as a result of the COVID-19 pandemic.

Interest Income. Interest income was $18,811 and $27,905 for the years ended December 31, 2020 and 2019, respectively. This decrease of $9,094, or 33%%, was due to changes in balances and a significant drop in interest rates of our money market instruments for the year ended December 31, 2020 as opposed to the prior year.

Interest Expense. There was no interest expense for the years ended December 31, 2020 and 2019 because we satisfied all debt obligations and repaid all short-term loans prior to 2019. As of December 31, 2020, we had no outstanding debt.

Depreciation Expense. Depreciation expense was $22,777 and $13,070 for the years ended December 31, 2020 and 2019, respectively. The increase of $9,707, or 74%, in depreciation was driven by increased purchase of equipment for use by employees and manufacturing partners for research activities in the year ended in December 31, 2020.

Liquidity and Capital Resources

From inception through December 31, 2020, we have never generated revenue from product sales and have incurred net losses in each year. As of December 31, 2020, we had an accumulated deficit of $58,422,229. We have funded our operations primarily through the sale and issuance of capital stock. During 2019, we sold 3,167,986 shares of common stock and warrants to purchase 3,167,986 shares of common stock for total net proceeds of $1,178,491 pursuant to a registered direct offering. For the year ended December 31, 2020, we sold an aggregate of 16,697,884 shares of common stock for total net proceeds of $34,493,423 pursuant to registered direct offerings and issued 7,104,524 shares of common stock with gross proceeds of $3,857,886 from warrant and option exercises.

As of December 31, 2020, we had $27,319,685 in cash.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current and potential product candidates, or other product candidates to which we may acquire rights, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-2 clinical trials expected to be initiated in 2021. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant to others rights to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(13,935,086)	$(6,918,721)
Net cash used in investing activities	(2,337,250)	(946,899)
Net cash provided by financing activities	41,589,529	1,267,194
Net increase (decrease) in cash	25,317,193	(6,598,426)

Cash used in operating activities

Net cash used in operating activities was $13,935,086 and $6,918,721 for the years ended December 31, 2020 and 2019, respectively. The increase of $7,016,365, or 101%%, in net cash used in operating activities in 2020 was due to an increase in financing costs and legal fees associated with our fundraising activities in early and late 2020 and significant increases to our headcount and service providers in preparation for the launch of our Acclaim-1 and Acclaim-2 clinical trials planned for 2021.

Cash used in investing activities

Net cash used in investing activities was $2,337,250 and $946,899 for the years ended December 31, 2020 and 2019, respectively. The increase in net cash used in investing activities of $1,390,351, or 147%, was primarily due to a major investment in manufacturing materials for the year ended December 31, 2020 that are currently being used to manufacture REQORSA for our planned clinical trials. Investments in property and equipment and intellectual property increased marginally for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Cash provided by financing activities

Net cash provided by financing activities was $41,589,529 and $1,267,194 for the years ended December 31, 2020 and 2019, respectively. The increase of $40,322,335, or 3,182%, in net cash provided by financing activities was due to our selling common stock in capital raising activities throughout the year ended December 31, 2020.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weakness in our internal control over financial reporting due to lack of segregation of duties.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2020 due to a material weakness in our internal controls due to the lack of segregation of duties.

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

During the last quarter of fiscal 2020 and as our operational activities increased, management determined and continues to determine that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness.

Remediation Plans

Management has begun implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes implementing the following:

•	new accounting software, processes, and workflows to further segregate duties among limited accounting staff;

•

specific review procedures, including the added involvement of our General Counsel, hired in 2020, to review all accounting transactions following a given period in an effort to enhance accuracy of reporting;

•	specific review procedures, including the added involvement of our VP of Manufacturing, to enhance controls associated with the reporting of inventory values;

•	the formation of a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by the Company through the establishment of controls and procedures and the monitoring of their integrity and effectiveness; and

•	additional hiring of accounting staff to further segregate accounting responsibilities.

We currently plan to have our enhanced review procedures and documentation standards in place and operating by the end of 2021. Our goal is to remediate this material weakness by the end of 2022, subject to there being sufficient opportunities to conclude, through testing, that the enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our definitive proxy statement (the “Proxy Statement”) for the 2021 annual meeting of stockholders (the “Annual Meeting”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020.

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

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference to the information that will be contained in our Proxy Statement for the Annual Meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

4.4		Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

4.5		Warrant Agreement, dated July 27, 2018, issued to Cancer Revolution, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.6		Warrant Agreement, dated July 27, 2018, issued to Inception Capital Management, LLC, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.7		Warrant Agreement, dated July 27, 2018, issued to Cancer Biotech, LLC, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.8		Form of Warrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

4.9		Description of Registrant's Securities, incorporated by reference to Exhibit 4.12 of the Registrant’s Annual Report on Form 10-K filed March 30, 2020.

4.10		Warrant Agreement, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 28, 2020.

4.11	*	Warrant Agreement, dated August 10, 2020, issued to Capital City Technical Consulting, Inc.

4.12	*	Amended and Restated Warrant Agreement, dated August 10, 2020, issued to DABS Advanced Biotech Solutions, LLC.

4.13	*	Amended and Restated Warrant Agreement, dated August 10, 2020, issued to DABS Advanced Biotech Solutions, LLC.

4.14	*	Description of Registrant's Securities.

10.1	+

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

Exhibit Number		Description of Exhibit
10.4	+	Genprex, Inc. 2018 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.5	+	Genprex, Inc. Non-Employee Director Compensation Policy, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 8, 2018.

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

10.19		Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

Exhibit Number		Description of Exhibit
10.20	+

Consulting Agreement, dated August 13, 2018, by and between the Registrant and Viet Ly, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018.

10.21		Form of Securities Purchase Agreement dated November 20, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

10.22		Form of Securities Purchase Agreement dated January 16, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 17, 2020.

10.23		Form of Securities Purchase Agreement dated January 23, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 24, 2020.

10.24		Exclusive License Agreement dated as of February 11, 2020, by and between the Registrant and the University of Pittsburgh – Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2020.

10.25		Form of Securities Purchase Agreement dated February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2020.

10.26	+	Executive Employment Agreement dated March 12, 2020, by and between the Registrant and Catherine Vaczy, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 23, 2020.

10.27	+	Executive Employment Agreement dated March 12, 2020, by and between the Registrant and Michael Redman, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 23, 2020.

10.28		Separation Agreement dated as of April 27, 2020, by and between the Registrant and Julien L Pham, MD, MPH, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 28, 2020.

10.29	*++	Amendment No. 1 to Patent and Technology License Agreement, dated March 3, 2021, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center.

23.1	*	Consent of Daskzal Bolton LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan.
++	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.

Date: March 26, 2021	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Rodney Varner	Chief Executive Officer and Member of the Board of Directors	March 26, 2021
J. Rodney Varner	(Principal Executive Officer)

/s/ Ryan M. Confer	Chief Financial Officer	March 26, 2021
Ryan M. Confer	(Principal Financial and Accounting Officer)

/s/ Brent Longnecker	Member of the Board of Directors	March 26, 2021
Brent Longnecker

/s/ Jose Antonio Moreno Toscano	Member of the Board of Directors	March 26, 2021
Jose Antonio Moreno Toscano

/s/ Will R. Wilson, Jr.	Member of the Board of Directors	March 26, 2021
Will R. Wilson, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Genprex, Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genprex, Inc. (the “Company”) at December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

F-2

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of equity transactions

As described in the Equity Note to the financial statements, the Company has complex equity transactions including the use of stock options and warrants. The estimates that management used in calculating the price value depend on assumptions specific to the nature of the management service activities with regard to the amount of the price model.

The principal consideration for our determination surrounding equity transactions as a critical audit matter is the significant judgment by management when developing the valuation of options and warrants. This, in turn, led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the price model used to calculate equity transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included evaluating the use of the fair value-based method of accounting for stock-based compensation for options granted to employees, independent consultants and contractors. The Company measures options granted at fair value determined as of the grant date, and recognizes the expense over the periods in which the related services are rendered based on the terms and conditions of the awards. Evaluation of management’s assumptions related to the price model and evaluating whether assumptions used by management were reasonable considering the current and past performance of equity, the consistency, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2014.

Boca Raton, FL

March 26, 2021

Genprex, Inc.

Balance Sheets

	2020	2019
Assets
Current assets:
Cash	$27,319,685	$2,002,492
Accounts receivable	127	655
Prepaid expenses and other	384,553	171,716
Supplies	3,011,042	801,780
Total current assets	30,715,407	2,976,643
Property and equipment, net	39,441	44,654
Other assets:
Security deposits	10,741	21,732
Intellectual property, net	601,625	491,200
Total other assets	612,366	512,932
Total assets	$31,367,214	$3,534,229
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$192,968	$436,258
Other current liabilities	257,756	74,426
Total current liabilities	450,724	510,684
Investment unit	—	—
Commitments and contingencies
Stockholders' equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 43,117,681 and 19,263,841 shares issued and outstanding, respectively	43,118	19,264
Additional paid-in capital	89,295,601	43,483,740
Accumulated deficit	(58,422,229)	(40,479,459)
Total stockholders' equity	30,916,490	3,023,545
Total liabilities and stockholders' equity	$31,367,214	$3,534,229

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Operations

	Year Ended
	December 31,
	2020	2019
Revenues	$—	$—
Cost and expenses:
Depreciation	22,777	13,070
Research and development	7,302,923	1,967,007
General and administrative	10,635,881	8,702,596
Total costs and expenses	17,961,581	10,682,673
Operating loss	(17,961,581)	(10,682,673)
Interest income	18,811	27,905
Net loss	$(17,942,770)	$(10,654,768)
Net loss per share — basic and diluted	$(0.51)	$(0.66)
Weighted average number of common shares — basic and diluted	35,522,875	16,026,980

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2018	15,239,148	$15,240	$38,690,586	$(29,824,691)	$8,881,135
Issuance of stock for cash	3,517,986	3,518	1,263,676	—	1,267,194
Issuance of stock for services	506,707	506	469,082	—	469,588
Share based compensation	—	—	3,060,396	—	3,060,396
Net loss	—	—	—	(10,654,768)	(10,654,768)
Balance at December 31, 2019	19,263,841	$19,264	$43,483,740	$(40,479,459)	$3,023,545
Issuance of stock for cash	23,802,408	23,802	41,565,727	—	41,589,529
Issuance of stock for services	51,432	52	154,596	—	154,648
Share based compensation	—	—	4,091,538	—	4,091,538
Net loss	—	—	—	(17,942,770)	(17,942,770)
Balance at December 31, 2020	43,117,681	$43,118	$89,295,601	$(58,422,229)	$30,916,490

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Cash Flows

	2020	2019
Cash flows from operating activities:
Net loss	$(17,942,770)	$(10,654,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,777	13,070
Share based compensation	4,246,186	3,529,984
Changes in operating assets and liabilities:
Accounts receivable	528	8,642
Prepaid expenses and other	(212,837)	65,135
Deposits	10,991	(3,647)
Accounts payable and accrued expenses	(247,290)	141,189
Other current liabilities	187,329	(18,326)
Net cash used in operating activities	(13,935,086)	(6,918,721)
Cash flows from investing activities:
Additions to property and equipment	(17,564)	(33,370)
Additions to intellectual property	(110,424)	(111,749)
Additions to research and development supplies	(2,209,262)	(801,780)
Net cash used in investing activities	(2,337,250)	(946,899)
Cash flows from financing activities:
Proceeds from issuances of common stock	41,589,529	1,267,194
Net cash provided by financing activities	41,589,529	1,267,194
Net increase (decrease) in cash	25,317,193	(6,598,426)
Cash, beginning of year	2,002,492	8,600,918
Cash, end of year	$27,319,685	$2,002,492

See accompanying notes to the financial statements

Genprex, Inc.

Notes to Financial Statements

Note 1 – Description of Business and Basis of Presentation

We are a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes. Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (sometimes referred to as GPX-001), is being developed to treat non-small cell lung cancer ("NSCLC"). The active agent in REQORSA is a TUSC2 gene expressing plasmid that is encapsulated in a DOTAP cholesterol nanoparticle.  TUSC2 is a tumor suppressor gene which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary ONCOPREX® Nanoparticle Delivery System to deliver the TUSC2 gene expressing plasmid to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").

We are planning to initiate our Acclaim-1 and Acclaim-2 clinical trials in 2021. Acclaim-1 is a Phase 1/2 clinical trial using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with mutated epidermal growth factor receptors ("EGFRs") whose disease progressed after treatment with Tagrisso. In January 2020, we received Food and Drug Administration ("FDA") Fast Track Designation for the Acclaim-1 patient population. Acclaim-2 is a Phase 1/2 clinical trial using a combination of REQORSA with Merck & Co.’s Keytruda® in late-stage NSCLC patients who are low expressors (1% to 49%) of the protein programmed death-ligand 1 ("PD-L1").

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education ("University of Pittsburgh") for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. Our diabetes product candidate is currently being evaluated in preclinical studies.

Oncology Platform

Utilizing our non-viral ONCOPREX Nanoparticle Delivery System, we are developing cancer treatments that are designed to administer cancer fighting genes. We encapsulate the gene-expressing plasmids using ONCOPREX lipid nanoparticles, and administer them intravenously, where they are then taken up by tumor cells and express proteins that are missing or found in low quantities in the tumor cells. With our lead drug candidate, REQORSA, there is a multimodal mechanism of action whereby REQORSA interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has also been shown to block mechanisms that create drug resistance.

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

Diabetes Gene Therapy

Our diabetes gene therapy, also referred to as GPX-002, was developed by lead researcher Dr. George Gittes, at the Rangos Research Center at the University of Pittsburgh Medical Center Children’s Hospital. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas.

Capital Requirements, Liquidity and Going Concern Considerations

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying financial statements, we have sustained substantial losses from operations since inception and have no current source of revenue. In addition, we have used, rather than provided, cash in our operations. We expect to continue to incur significant expenditures to further clinical trials for the commercial development of our patents.

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

Note 2 – Summary of Significant Accounting Policies

The Company’s financial statements have been prepared in accordance with GAAP.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. The results of operations for any interim periods are not necessarily indicative of results to be expected for the full year. A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have no cash equivalents, and had $27,091,596 and $1,761,278 in excess of FDIC insured limits of $250,000 at December 31, 2020 and December 31, 2019 respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, defines fair value, provides a consistent framework for measuring fair value under GAAP and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Research and Development Materials Costs

Research and development expenditures consist of costs incurred to conduct research and development activities. These include payments to collaborative research partners, manufacturing partners, and clinical strategy partners, wages and associated employee benefits, facilities and overhead costs. These expenditures relate to our preclinical, Phase 1, and Phase 2 clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in research and development supplies. Research and development supplies purchased and capitalized for future use was $3,011,042 and $801,780 at December 31, 2020 and December 31, 2019, respectively.

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

Financial Instruments

We have elected the Fair Value Option to account for the Investment Unit at fair value as a combined hybrid financial instrument containing a Warrant and a Note (see Note 4 - Investment Unit Note).  Prior to its exercise, the Warrant component was not classified within equity, as the exercise price of the warrants was affected by the market price of our stock in a future qualifying financing transaction and was not considered to be indexed to our own stock. The Note is not classified within liabilities, as our management can determine the timing of the repayment obligation, if any. As a result, the Warrant and Note that comprised the Investment Unit were aggregated and classified within the mezzanine section of the balance sheet.

Due to the contingent terms of the financial instruments, changes in the fair value of the Investment Unit were calculated and realized in earnings. There were no changes in the fair value of the Investment Unit at December 31, 2020.

In August 2019, the remaining articles of the Investment Unit were terminated.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2020 and December 31, 2019, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after December 31, 2020 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

We have exclusive license agreements on 28 issued patents and 17 pending patent applications worldwide for technologies developed by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

Note 4 – Investment Unit

The TETF was created as an incentive for economic development to the Texas economy by providing financial support that leverages private investment for the creation of high-quality technology jobs in Texas. The award received required us to comply with certain performance conditions to ensure the monies the Company received were used for development activities in the state of Texas, and that we maintained our corporate nexus in Texas. Further, in connection with the award, the Company issued an Investment Unit to the TETF. On September 25, 2017 and again on August 16, 2019, the Company entered into Termination Agreements with the Texas Treasury Safekeeping Trust Company, the entity managing and controlling TETF interests, that terminated Article II and the all remaining Articles of the Investment Unit, respectively, so that the entirety of the Investment Unit was effectively terminated. As further described below, the Investment Unit consisted of a Promissory Note and a Right to Purchase.

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

Warrant

The Warrant was an obligation to issue (a Right to purchase by the TETF) shares of the same class of stock as issued in the Company's next financing transition (“First Qualifying Financing Transaction”), at 80% of the per share transaction value (effectively a 20% discount). Alternatively, the TETF could exercise its right to purchase at any time prior to the occurrence of a First Qualifying Financial Transaction for $0.001 per share.

The Warrant included a provision that required changes in the strike price, driven by the pricing of the First Qualifying Financing Transaction. As a result, the Warrant embedded in the Investment Unit was accounted for as a derivative financial instrument and classified outside of equity under ASC 815-40-15 as the settlement adjustment from the future transaction did not permit for the strike price to be considered fixed.

On March 12, 2014, the TETF exercised its Right to Purchase for $0.001 per share, and we issued to the TETF an aggregate of 184,797 shares of our Series B preferred stock. These shares were subsequently forward-split and converted to 1,235,219 shares of common stock in connection with our IPO.

Accounting for the Investment Unit

We accounted for the Investment Unit as a hybrid financial instrument under Financial Accounting Standards Board ("FASB") Statement 155, and measured the Investment Unit at the amount of proceeds received from the TETF award. The First Qualifying Financial Transaction occurred during December 2013, resulting in an adjustment to the fair value of the Investment Unit in the amount of approximately $2.5 million. The TETF exercised the Warrant for $0.001 per share. We received notice of purchase from the TETF during March 2014, and issued 184,797 shares of Series B preferred stock, which has since been converted to 1,235,219 shares of common stock upon completion of the Company’s IPO. Upon exercise by the TETF of the Warrant, the remaining component within the Investment Unit was the Promissory Note. The Investment Unit was valued at zero, because our obligation to repay the Promissory Note arose from an event of default (a failure to maintain the Texas Residency Requirement), which was an event which rested entirely within our control.

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

On December 24, 2020, the Company completed a registered direct offering, in which the Company sold to an accredited investor 3,116,884 shares of the Company’s common stock at $3.85 per share. The Company received net proceeds of approximately $11.2 million after commissions and expenses.

Stock Issuances

During the year ended December 31, 2020, we issued (i) 16,697,884 shares of common stock from registered direct offerings for cash proceeds of $37,731,643, (ii) 1,277,743 shares of common stock from the exercise of options for cash proceeds of $1,320,155, (iii) 5,511,599 shares of common stock from the exercise of warrants for cash proceeds of $2,537,731, (iv) 199,630 shares of common stock from the exercise of cashless warrants, and (v) 51,432 shares of common stock for service provided to us, valued at $154,648.

During the year ended December 31, 2019, we issued (i) 3,167,986 shares of common stock from the Company’s 2019 RDO for cash proceeds of $1,267,194, (ii) 506,707 shares of common stock for service provided to us, valued at $469,588, and (iii) we issued 350,000 shares of common stock held in abeyance for an investor from our May 2018 private placement.

Preferred Stock

In connection with the Company’s IPO, all preferred stock included in Series A through Series G, totaling 1,394,953 shares were converted into 9,324,177 shares of common stock in association with the forward-split (See Note 2 - Capital Stock). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share, none of which are outstanding as of December 31, 2020.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting common stock automatically converted into voting common stock on a one-to-one basis. Immediately following the completion of the IPO, the Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share, all of which is voting common stock. There were 43,117,681 shares of common stock outstanding at December 31, 2020.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the years ended December 31, 2020 and 2019 respectively are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at January 1, 2019	3,864,552	$2.36
Issued	3,611,504	0.47
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2019	7,476,056	$1.45
Issued	550,000	2.41
Cancelled or expired	(44,528)	0.50
Exercised	(5,826,781)	0.47
Outstanding at December 31, 2020	2,154,747	$4.37
Exercisable at December 31, 2020	1,904,747	$4.61

In the year ending December 31, 2020, (i) investors and placement agents of the Company's May 2018 private placement and 2019 RDO exercised warrants to purchase 5,511,599 shares of common stock for cash proceeds of $2,537,731, (ii) the Company issued 315,182 shares of common stock and cancelled 44,528 shares of common stock to placement agents of the 2019 RDO for the exercise of warrants via cashless exercise, and (iii) the Company issued warrants to purchase up to 550,000 shares of common stock to service providers, including 500,000 shares of common stock to Cancer Revolution, LLC at an exercise price of $2.27 per share and 50,000 shares of common stock to Capital City Technical Consulting, Inc. at an exercise price of $3.81 per share. In the year ending December 31, 2020, we recorded share-based compensation of $450,000 associated with Company milestone-based vesting of the Cancer Revolution, LLC warrants. We expect to record $124,000 of share-based compensation for time-based vesting over the next three years and another $300,000 of share-based compensation based on performance-based vesting.

In the year ending December 31, 2019, we (i) issued warrants to purchase 3,167,986 shares of our common stock at $0.46 per share to the investors in the Company’s 2019 RDO, (ii) issued warrants to purchase 443,518 shares of our common stock at $0.58 per share to the underwriter of the Company’s 2019 RDO, and (iii) reduced the exercise price of the warrants, issued to investors in the Company’s May 2018 private placement, to purchase 2,283,740 shares of the Company’s common stock from $4.25 per share to $0.46 per share.

On January 29, 2018, the Company entered into an agreement with a consultant whereby the Company agreed to grant warrants to purchase 6,000 shares of our common stock at $5.00 per share in consideration of services valued at $30,000 provided to the Company. As of December 31, 2020, the Company has not issued these warrant shares.

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

Stock Options

As of December 31, 2020, the Company has outstanding stock options to purchase 6,844,069 shares of common stock that have been granted to various officers, directors, employees, vendors and independent contractors. These options can vest immediately or over periods ranging from twelve (12) to forty-eight (48) months, are exercisable for a period of ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.001 - $9.80. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term (in years):	10
Risk-free rate:	0.12% – 1.55%
Volatility:	79.89% – 83.31%
Dividend yield:	0%

In the year ending December 31, 2020, the Company (i) granted stock options to purchase an aggregate of 2,466,529 shares of the Company's common stock with exercise prices ranging from $1.28 to $4.42 per share to employees, board members, and consultants, (ii) cancelled options to purchase 327,640 shares of common stock at exercise prices ranging from $5.29 to $9.80 due to expiration of options and separation of a former executive, and (iii) issued 1,277,743 shares of the Company's common stock upon the exercise of options held by former board members and a former executive with exercise prices ranging from $0.015 to $2.15 per share.

In the year ending December 31, 2019, Company granted stock options to employees and consultants to purchase 1,744,300 shares of common stock with exercise prices ranging from $0.30 to $1.62 per share and cancelled options to purchase 297,058 shares of common stock due to the inactivity of service providers.

The weighted average remaining contractual term for the outstanding options at December 31, 2020 and 2019 is 7.06 and 7.45 years, respectively.

Stock option activity for the years ended December 31, 2020 and 2019, respectively, is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at January 1, 2019	4,535,681	$3.31
Options granted	1,744,300	1.48
Options exercised	—	—
Options expired	(297,058)	—
Outstanding at December 31, 2019	5,982,923	$2.66
Options granted	2,466,529	2.87
Options exercised	(1,277,743)	1.03
Options expired	(327,640)	8.31
Outstanding at December 31, 2020	6,844,069	$2.81
Exercisable at December 31, 2020	4,491,545	$2.75

Share-Based Compensation

In the year ending December 31, 2020, the Company's total share-based compensation was approximately $4.3 million, of which approximately $3.6 million represents the vesting of options issued to service providers, executives, employees, and board members. The Company’s total compensation cost related to non-vested time-based stock option awards granted to executives, employees, and board members and not yet recognized was approximately $4.7 million the year ending December 31, 2020. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of December 31, 2020, the weighted average term over which these expenses are expected to be recognized are 2.15 years.

As of December 31, 2020, there are no performance-based stock option awards outstanding.

In the year ended December 31, 2019, the Company's total share-based compensation was approximately $3.5 million with approximately $3.0 million representing the vesting of options issued to service providers, employees, and board members.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company, currently affiliated with Rodney Varner, our Chief Executive Officer and director. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, providing us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson.

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

On April 16, 2018, the Company executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School in Austin, Texas. The lease runs through April 30, 2021 and the Company pays $462 per month to occupy this location.

Commitments

MD Anderson

We have entered into a clinical study agreement with the MD Anderson, to administer the Company’s phase 1/2 clinical trial, combining REQORSA-nanoparticles and Tarceva in Stage 4 lung cancer patients. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time.  In 2020, the Company received from the Food and Drug Administration Fast Track Designation ("FTD") for its Acclaim-1 trial which combines REQORSA plus Tagrisso in patients who have previously failed Tagrisso treatment. Given the FTD and with Tagrisso now considered a new standard of care in the US for NSCLC with an EGFR mutation, we are no longer enrolling ONC-002 and plan to initiate Acclaim-1 and Acclaim-2 in 2021.

In July 2018, the Company entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. This agreement has been extended through May 2022.

In 2009, we agreed to assume certain contractual and other obligations of IRI in consideration for the sublicense rights, expertise, and assistance associated with the assignment of certain technologies and intellectual property. We also agreed to pay royalties of one percent (1%) on sales of resulting certain licensed products, for a period of 21 years following the termination of the last of the Technology Sublicense Agreement dated March 7, 2007 by and between Introgen Therapeutics, Inc., and IRI, and we assumed patent prosecution costs and an annual minimum royalty of $20,000 payable to the National Institutes of Health.

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

As a result of our modified agreement with the NIH, we have recognized the exchange of the $120,000 fixed obligation for the $240,000 contingent obligation as a $120,000 reduction to intellectual property expense (classified within General and Administrative Expense) during the first quarter of 2017. The $240,000 contingent obligation which increases annually by $20,000 and is $300,000 as of December 31, 2020 will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

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

Note 9 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
0%

At December 31, 2020, the Company has a net operating loss carryforward of approximately $44.6 million for Federal and state purposes.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2020 and December 31, 2019.  The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 10 – Subsequent Events

Reserves of 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan

On January 1, 2021, the total shares of common stock reserved under the 2018 Equity Incentive Plan increased 2,155,884 shares. On March 17, 2021, the Company's Board of Directors determined that no additional shares would be reserved during the 2021 fiscal year for the 2018 Employee Stock Purchase Plan given that no shares have yet been issued under the plan.

Share Issuances

On January 1, 2021, the Company issued 5,000 shares of common stock to a service provider in consideration of services. On March 18, 2021, the Company issued 38,056 shares of common stock for $61,651 in cash to a former executive upon the exercise of a stock option granted under the 2018 Equity Incentive Plan.

Option & Warrant Issuances

On February 10, 2021, the Company’s Board of Directors approved the (i) grant of stock options under the 2018 Equity Incentive Plan to purchase a total of 210,000 shares of common stock to employees and consultants, and (ii) an issuance of a warrant to purchase up to 17,500 shares of common stock to a consultant, at the fair market value of the common stock on the date of issuance.

Registered Direct Offering

On February 10, 2021, the Company completed a registered direct offering, in which the Company sold to investors an aggregate of 4,000,000 shares of the Company's common stock at $6.25 per share. The Company received net proceeds of approximately $23.2 million after commissions and expenses.

License Agreement

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020 with MD Anderson. The MD License Amendment grants the Company a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses.

Executive Compensation

On March 19, 2021, the Company's Compensation Committee approved (i) annual incentive awards of an aggregate of $599,667 and (ii) the grant of stock options under the 2018 Equity Incentive Plan to purchase an aggregate of 1,095,000 shares of the Company's common stock to Company executives.