Form 10-Q
period 2021-03-31
Genprex, Inc.
filed 2021-05-17
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________

Commission file number: 001-38244

GENPREX, INC.

(Exact name of registrant as specified in its charter)

Delaware	90 - 0772347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3300 Bee Cave Road, #650-227, Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

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

As of May 10, 2021, the registrant had 47,363,729 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	the timing and costs of clinical trials and the timing and costs of other expenses;

●	the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	market acceptance of our products;

●	our intellectual property;

●	our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$47,068,703	$27,319,685
Accounts receivable	127	127
Prepaid expenses and other	201,004	384,553
Supplies	3,107,900	3,011,042
Total current assets	50,377,734	30,715,407
Property and equipment, net	37,300	39,441
Other assets:
Security deposits	10,741	10,741
Intellectual property, net	610,696	601,625
Total other assets	621,437	612,366
Total assets	$51,036,471	$31,367,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$338,968	$192,968
Other current liabilities	274,658	257,756
Total current liabilities	613,626	450,724
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 47,314,820 and 43,117,681 shares issued and outstanding, respectively	47,315	43,118
Additional paid-in capital	115,287,472	89,295,601
Accumulated deficit	(64,911,942)	(58,422,229)
Total stockholders’ equity	50,422,845	30,916,490
Total liabilities and stockholders’ equity	$51,036,471	$31,367,214

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$—	$—
Cost and expenses:
Depreciation	6,242	5,353
Research and development	2,169,143	1,477,877
General and administrative	4,316,310	4,092,996
Total costs and expenses	6,491,695	5,576,226
Operating loss	(6,491,695)	(5,576,226)
Interest income	1,982	10,006
Net loss	$(6,489,713)	$(5,566,220)
Net loss per share—basic and diluted	$(0.14)	$(0.20)
Weighted average number of common shares— basic and diluted	45,546,106	27,952,742

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2019	19,263,841	$19,264	$43,483,740	$(40,479,459)	$3,023,545
Issuance of stock for cash	13,581,000	13,581	25,718,059	—	25,731,640
Issuance of stock for services	5,000	5	1,545	—	1,550
Share based compensation	—	—	752,444	—	752,444
Net loss	—	—	—	(5,566,220)	(5,566,220)
Balance at March 31, 2020	32,849,841	$32,850	$69,955,788	$(46,045,679)	$23,942,959

Balance at December 31, 2020	43,117,681	$43,118	$89,295,601	$(58,422,229)	$30,916,490
Issuance of stock for cash	4,192,139	4,192	25,320,138	—	25,324,330
Issuance of stock for services	5,000	5	20,645	—	20,650
Share based compensation	—	—	651,088	—	651,088
Net loss	—	—	—	(6,489,713)	(6,489,713)
Balance at March 31, 2021	47,314,820	$47,315	$115,287,472	$(64,911,942)	$50,422,845

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,489,713)	$(5,566,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,242	5,353
Share based compensation	671,738	753,994
Changes in operating assets and liabilities:
Accounts receivable	—	655
Prepaid expenses and other	187,282	102,148
Accounts payable and accrued expenses	146,493	202,134
Other current liabilities	12,676	(15,592)
Net cash used in operating activities	(5,465,282)	(4,517,528)
Cash flows from investing activities:
Additions to property and equipment	(91,701)	(11,412)
Additions to intellectual property	(9,071)	(44,744)
Additions to research and development supplies	(9,258)	(80,857)
Net cash used in investing activities	(110,030)	(137,013)
Cash flows from financing activities:
Proceeds from issuances of stock	25,324,330	25,731,640
Net cash provided by financing activities	25,324,330	25,731,640
Net increase in cash and cash equivalents	19,749,018	21,077,099
Cash and cash equivalents, beginning of period	27,319,685	2,002,492
Cash and cash equivalents, end of period	$47,068,703	$23,079,591

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

We are planning to initiate our Acclaim-1 and Acclaim-2 clinical trials in 2021. Acclaim-1 is a Phase 1/2 clinical trial using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with mutated epidermal growth factor receptors ("EGFRs") whose disease progressed after treatment with Tagrisso. In January 2020, we received Food and Drug Administration ("FDA") Fast Track Designation for the Acclaim-1 patient population. Acclaim-2 is a Phase 1/2 clinical trial using a combination of REQORSA with Merck & Co.’s Keytruda® in late-stage NSCLC patients.

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

Capital Requirements, Liquidity and Going Concern Considerations

Our condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying condensed financial statements, we have sustained substantial losses from operations since inception and have no current source of revenue. In addition, we have used, rather than provided, cash in our operations. We expect to continue to incur significant expenditures to further clinical trials for the commercial development of our product candidates.

Management recognizes that we must obtain additional capital resources to successfully commercialize our product candidates.  To date, we have received funding in the form of equity and debt, and we plan to seek additional funding in the future. However, no assurances can be given that we will be successful in raising additional capital.  If we are not able to timely and successfully raise additional capital, the timing of our clinical trials, financial condition and results of operations may be materially and adversely affected. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities.

Note 2 - Summary of Significant Accounting Policies

The Company’s condensed financial statements have been prepared in accordance with GAAP. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion, the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 26, 2021. A summary of our significant accounting policies consistently applied in the preparation of the accompanying condensed financial statements follows.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have cash equivalents in a J.P. Morgan money market account and had $47,256,175 and $27,091,596 in excess of FDIC insured limits of $250,000 at March 31, 2021 and December 31, 2020, respectively.

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

Research and Development Costs

Research and development expenditures consist of costs incurred to conduct research and development activities. These include payments to collaborative research partners, manufacturing partners, and clinical strategy partners, wages and associated employee benefits, facilities and overhead costs. These expenditures relate to our preclinical, Phase 1, and Phase 2 clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in research and development supplies. Research and development supplies purchased and capitalized for future use were $3,107,900 and $3,011,042 at March 31, 2021 and December 31, 2020, respectively.

Awards

In 2010, we were awarded $4.5 million from the State of Texas Emerging Technology Fund (“TETF”). The award was received in two tranches of $2.25 million each during 2010 and 2011. The award proceeds were used to further the development and future commercialization of REQORSA, our lead product candidate for NSCLC. In consideration of the award, we provided the TETF with an investment unit that consisted of a promissory note ("Note") and a warrant to purchase equity ("Warrant"). The Warrant was exercised in March 2014 and TETF was issued 1,235,219 shares of our common stock. The investment unit, including the Note, was terminated on August 15, 2019.

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

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after March 31, 2021 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

We have exclusive license agreements on 28 issued patents and 18 pending patent applications worldwide for technologies developed by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

Note 4 - Equity

Registered Direct Offerings

On January 21, 2020, the Company completed a registered direct offering in which the Company sold to an accredited investor 961,000 shares of the Company’s common stock at $0.24 per share. The Company received net proceeds of approximately $200,000 after commissions and expenses.

On January 23, 2020, the Company completed a registered direct offering in which the Company sold to investors an aggregate of 7,620,000 shares of the Company’s common stock at $1.05 per share. The Company received net proceeds of approximately $7.2 million after commissions and expenses.

On February 19, 2020, the Company amended its Registration Statement on Form S-3 to increase the maximum offering size by approximately $3,000,000. On February 21, 2020, the Company completed a registered direct offering pursuant to the amended S-3 Registration Statement, in which the Company sold to investors an aggregate of 5,000,000 shares of the Company’s common stock at $3.50 per share. The Company received net proceeds of approximately $16.0 million after commissions and expenses.

On December 24, 2020, the Company completed a registered direct offering in which the Company sold to an accredited investor 3,116,884 shares of the Company’s common stock at $3.85 per share. The Company received net proceeds of approximately $11.2 million after commissions and expenses.

On February 10, 2021, the Company completed a registered direct offering in which the Company sold to investors an aggregate of 4,000,000 shares of the Company's common stock at $6.25 per share. The Company received net proceeds of approximately $23.2 million after commissions and expenses.

Stock Issuances

During the three months ended March 31, 2021, we issued (i) 4,000,000 shares of common stock in a registered direct offering for gross proceeds of $25,000,000, (ii) 192,139 shares of common stock upon the exercise of options for cash proceeds of $324,330, and (iii) 5,000 shares of common stock for services provided to us, valued at $20,650.

During the year ended December 31, 2020, we issued (i) 16,697,884 shares of common stock from registered direct offerings for gross proceeds of $37,731,643, (ii) 1,277,743 shares of common stock upon the exercise of options for cash proceeds of $1,320,155, (iii) 5,511,599 shares of common stock upon the exercise of warrants for cash proceeds of $2,537,731, (iv) 199,630 shares of common stock upon the exercise of warrants on a cashless basis, and (v) 51,432 shares of common stock for service provided to us valued at $154,648.

Preferred Stock

In connection with the Company’s IPO, all preferred stock included in Series A through Series G preferred stock, totaling 1,394,953 shares were converted to an aggregate of 9,324,177 shares of the Company's common stock in connection with the forward-split (See Note 2 - Capital Stock). Upon the completion of the IPO, the Company became authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at March 31, 2021.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting common stock automatically converted into voting common stock on a one-for-one basis. Immediately following the completion of the IPO, the Company became authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 47,314,820 shares of the Company's common stock outstanding at March 31, 2021.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended March 31, 2021 and December 31, 2020 is as follows:

	Number of	Weighted Avg.
	Warrants	Exercise Price
Outstanding at January 1, 2020	7,476,056	$1.45
Issued	550,000	2.41
Cancelled or expired	(44,528)	0.50
Exercised	(5,826,781)	0.47
Outstanding at December 31, 2020	2,154,747	$4.37
Issued	25,000	7.22
Cancelled or expired	—	—
Exercised	—	—
Outstanding at March 31, 2021	2,179,747	$4.40
Vested or expected to vest at March 31, 2021	25,000	7.22
Exercisable at March 31, 2021	1,929,747	$4.64

During the three-month period ended March 31, 2021, the Company issued warrants to purchase up to 25,000 shares of common stock to Bear Creek Capital, LLC, a service provider, at an exercise price of $7.22 per share. During the three-month period ended March 31, 2021, we recorded share-based compensation of $115,628 associated with this warrant.

During the year ending December 31, 2020, (i) investors and placement agents of the Company's May 2018 private placement and November 2019 registered direct offering exercised warrants to purchase 5,511,599 shares of common stock for cash proceeds of $2,537,731, (ii) the Company issued 315,182 shares of common stock to the placement agents of the November 2019 registered direct offering upon the exercise of warrants on a cashless basis, and (iii) the Company issued warrants to purchase up to 550,000 shares of common stock to service providers, including 500,000 shares of common stock to Cancer Revolution, LLC, an entity owned and managed by Viet Ly, an advisor to the Company, at an exercise price of $2.27 per share and 50,000 shares of common stock to Capital City Technical Consulting, Inc., a service provider, at an exercise price of $3.81 per share. During the year ending December 31, 2020, we recorded share-based compensation of $450,000 associated with Company milestone-based vesting of the Cancer Revolution, LLC warrants. We expect to record $124,000 of share-based compensation for time-based vesting over the next three years and another $300,000 of share-based compensation based on performance-based vesting.

On January 29, 2018, the Company entered into an agreement with a consultant whereby the Company agreed to grant warrants to purchase up to 6,000 shares of common stock at an exercise price of $5.00 per share in consideration of services valued at $30,000 provided to the Company. At March 31, 2021, the Company has not issued these warrants.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the Company’s 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the completion of the IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants.

A total of 4,160,000 shares of common stock were originally reserved for issuance under the 2018 Plan, which includes 554,963 shares of common stock reserved for issuance under our 2009 Equity Incentive Plan that were added to the 2018 Plan. No grants have been made under the 2009 Plan since our IPO, and no further grants will be made under the 2009 Plan. Any shares subject to outstanding stock options under the 2009 Plan that would otherwise be returned to the 2009 Plan will instead be added to the shares initially reserved under the 2018 Plan.

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan is automatically increased on January 1 of each calendar year, beginning on January 1, 2019 by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the 2018 Plan. On January 1, 2019, 2020, and 2021, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 761,957, 963,192, and 2,155,884 shares, respectively.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on the completion of the IPO on April 3, 2018. The ESPP has not yet been utilized as a benefit available to our employees. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights that may be granted to our eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on January 1, 2021.

Stock Options

As of March 31, 2021, the Company had outstanding stock options to purchase 7,974,430 shares of common stock that have been granted to various executives, employees, directors, and independent contractors. These options can vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.001 to $9.80 per share. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term:	10 years
Risk-free rate:	0.07% – 2.63%
Volatility:	75.98% – 83.31%
Dividend yield:	0%

During the three-month period ending March 31, 2021, the Company (i) granted stock options to purchase an aggregate of 1,332,500 shares of the Company's common stock with exercise prices ranging from $3.66 to $7.22 per share to employees, board members, and consultants, (ii) cancelled options to purchase 10,000 shares of common stock at an exercise price of $7.22 per share due to the termination of a former employee, and (iii) issued 192,139 shares of the Company's common stock upon the exercise of options held by a consultant, a former board member, and a former executive, with exercise prices ranging from $1.28 to $2.15 per share.

During the year ending December 31, 2020, the Company (i) granted stock options to purchase an aggregate of 2,466,529 shares of the Company's common stock with exercise prices ranging from $1.28 to $4.42 per share to employees, board members, and consultants, (ii) cancelled options to purchase 327,640 shares of common stock at exercise prices ranging from $5.29 to $9.80 due to expiration of options and separation of a former executive, and (iii) issued 1,277,743 shares of the Company's common stock upon the exercise of options held by former board members and a former executive with exercise prices ranging from $0.015 to $2.15 per share.

The weighted average remaining contractual term for the outstanding options at March 31, 2021 and December 31, 2020 is 7.34 and 7.06 years, respectively.

Stock option activity for the three months ended March 31, 2021 and year ended December 31, 2020 is as follows:

	Number of	Weighted Avg.
	Shares	Exercise Price
Outstanding at January 1, 2020	5,982,923	$2.66
Options granted	2,466,529	2.87
Options exercised	(1,277,743)	—
Options expired	(327,640)	—
Outstanding at December 31, 2020	6,844,069	$2.81
Options granted	1,332,500	5.43
Options exercised	(192,139)	1.69
Options expired or cancelled	(10,000)	7.22
Outstanding at March 31, 2021	7,974,430	$3.27
Vested or expected to vest at March 31, 2021	4,673,149	4.00
Exercisable at March 31, 2021	373,746	$2.91

Share-Based Compensation

For the three months ended March 31, 2021, the Company's total share-based compensation was approximately $0.7 million, nearly all of which represents the vesting of options and warrants issued to service providers, executives, employees, and board members. The Company’s total compensation cost related to non-vested time-based stock option awards granted to executives, employees, and board members and not yet recognized was approximately $8.5 million for the quarter ended March 31, 2021. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of March 31, 2021, the weighted average term over which these expenses are expected to be recognized is 2.30 years.

As of March 31, 2021, there are no performance-based stock option awards outstanding.

Note 5 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company, currently affiliated with Rodney Varner, our Chief Executive Officer and director. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, which provides us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson.

Viet Ly

The Company entered into a consulting agreement with Viet Ly, an advisor to the Company, on April 19, 2018. The Company agreed to pay Mr. Ly $175,000 initially, with compensation variable from time-to-time as determined by the Company, for strategic consulting services. The Company paid Mr. Ly an aggregate of $28,500 during the three months ended March 31, 2021 for strategic services. In April 2020, the Company issued Cancer Revolution LLC, an entity owned by Mr. Ly, a warrant to purchase up to 500,000 shares of common stock at the fair market value of the common stock on the issuance date of the grant that vests based on the achievement of certain Company milestones. On February 10, 2021, the Company issued an option to Mr. Ly to purchase up to 100,000 shares of common stock at the fair market value of the common stock on the issuance date of the grant that vests ratably per month through February 2022.

Note 6 - Commitments and Contingencies

Leases

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC to establish and lease offices at the Cambridge Innovation Center in Cambridge, Massachusetts. On April 1, 2020, the Company provided notice of cancellation of our lease in the Cambridge Innovation Center in Cambridge, Massachusetts, effective as of April 30, 2020.

On April 16, 2018, the Company executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School in Austin, Texas. On March 23, 2021, the Company was informed by Dell Medical School that the University of Texas desired to use the space and not renew the space utilization agreement. The lease terminates on April 30, 2021 and the Company pays $462 per month to occupy this location. See Note 8 - Subsequent Events.

Commitments

MD Anderson Cancer Center

The Company entered into a clinical study agreement with the MD Anderson, to administer the Company’s phase 1/2 clinical trial, combining REQORSA-nanoparticles and Tarceva in Stage 4 lung cancer patients. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. In 2020, the Company received Fast Track Designation ("FTD") from the FDA for its Acclaim-1 trial which combines REQORSA plus Tagrisso in patients who have previously failed Tagrisso treatment. Given the FTD and with Tagrisso now considered a new standard of care in the U.S. for NSCLC with an epidermal growth factor receptor ("EGFR") mutation, the Company is no longer enrolling ONC-002 and plan to initiate Acclaim-1 and Acclaim-2 in 2021.

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

In 2011, the Company agreed to assume certain contractual and other obligations of IRI in consideration for the sublicense rights, expertise, and assistance associated with certain technologies and intellectual property originally licensed to another party under a 1994 License Agreement with MD Anderson (“Original MD Anderson License Agreement”). These technologies and intellectual property were later sublicensed to IRI (the “IRI Sublicense”). The Company also agreed to pay royalties of 1% on sales of certain licensed products for a period of 21 years following the termination of the later of the Original MD Anderson License Agreement and the IRI Sublicense. The Company assumed patent prosecution costs and an annual minimum royalty of $20,000 payable to the National Institutes of Health.

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

As a result of our modified agreement with the NIH, we have recognized the exchange of the $120,000 fixed obligation for the $240,000 contingent obligation as a $120,000 reduction to intellectual property expense (classified within general and administrative expense) during the first quarter of 2017. The $240,000 contingent obligation, which increases annually by $20,000 and is $300,000 as of December 31, 2020, will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

University of Pittsburgh

Pursuant to the Exclusive License Agreement dated February 11, 2020 by and between the Company and the University of Pittsburgh, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of of $3,975,000 in milestone payments. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights.

Contingencies

From time to time we may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on our financial condition, results of operations or liquidity.

Note 7 - Significant Events

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic has become widespread in the United States, including markets in which the Company operates or may operate in the future. The COVID-19 pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, in addition to many other unknowns. To date, the Company has not experienced any material impact on its financial results or operations as a result of the COVID-19 pandemic. The extent to which the COVID-19 pandemic could impact the Company's operations or financial results is uncertain. The Company continues to monitor the impact of the COVID-19 pandemic closely.

Note 8 - Subsequent Events

Share Issuance

On April 1, 2021, the Company issued 5,000 shares of common stock to a service provider in consideration of services to be provided through June 30, 2021.

Option Exercises

On April 21, 2021, the Company issued 43,909 shares of common stock to a former executive upon the exercise of options for cash proceeds of $71,133.

Leases

On April 30, 2021, the Company's space utilization agreement with the Board of Regents of the University of Texas System to lease offices at the Dell Medical School in Austin, Texas was terminated by the University of Texas due to their need to utilize the space. The Company is actively searching for a new location for office space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 , as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes. Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (also referred to as GPX-001), is being developed to treat non-small cell lung cancer ("NSCLC"). The active agent in REQORSA is a TUSC2 gene expressing plasmid that is encapsulated in a DOTAP cholesterol nanoparticle.  TUSC2 is a tumor suppressor gene which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary ONCOPREX® Nanoparticle Delivery System to deliver the TUSC2 gene expressing plasmid to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center.

We are planning to initiate our Acclaim-1 and Acclaim-2 clinical trials in 2021. Acclaim-1 is a Phase 1/2 clinical trial using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with mutated epidermal growth factor receptors ("EGFRs") whose disease progressed after treatment with Tagrisso. In January 2020, we received U.S. Food and Drug Administration Fast Track Designation for the Acclaim-1 patient population. Acclaim-2 is a Phase 1/2 clinical trial using a combination of REQORSA with Merck & Co.’s Keytruda® in late-stage NSCLC patients.

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. Our diabetes product candidate is currently being evaluated in preclinical studies.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of preclinical studies and clinical trials and use of contract research and manufacturing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the condensed balance sheets and within research and development expense in the condensed statements of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are capitalized and included in research and development supplies.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to March 31, 2021. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements or any commitments or contractual obligations.

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

We expect our research and development expenses to increase in the future as we advance our current and future product candidates into and through clinical trials, as we pursue regulatory approval of our current and potential product candidates in the United States and Europe, and as we expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability. We may never succeed in achieving regulatory approval for any of our current or future product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

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

Depreciation. Depreciation expense consists of depreciation from our fixed assets consisting of our property, equipment, and furniture. We depreciate our assets over their estimated useful life. We estimate furniture and computer and office equipment to have a five-year life.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following summarizes our results of operations for the three months ended March 31, 2021 and 2020.

Research and Development Expense

Research and development ("R&D") expense for the three months ended March 31, 2021 was $2,169,143 as compared to 1,477,877 for the three months ended March 31, 2020. The increase of $691,266, or 47%, is due to the hiring of new employees and consultants to develop strategy for and execute on the launch of our Acclaim-1 and Acclaim-2 clinical trials, major advancements in our manufacturing programs providing drug product for our Acclaim-1 and Acclaim-2 clinical trials, and research of novel therapeutic approaches for the treatment of cancer using REQORSA and immunotherapies. These R&D activities will continue throughout 2021 and thereafter and will continue to include costs related to the launch and conduct of the Acclaim-1 and Acclaim-2 clinical trials, the development and execution on related manufacturing strategies and processes required to support these, and potentially other, clinical programs, and additional preclinical research.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended March 31, 2021 was $4,316,310 as compared to $4,092,996 for the three months ended March 31, 2020. The increase of $223,314, or 5%, is primarily due to an increase in headcount and consultant activities associated with business strategy and marketing activities and licensing fees associated with recently acquired or amended technology license agreements.

Interest Income. Interest income was $1,982 and $10,006 for the three months ended March 31, 2021 and 2020, respectively, a decrease of $8,024, or 80%. The decrease in interest income for the three months ended March 31, 2021 was primarily due to changes in interest rates associated with money market instruments between the periods.

Depreciation Expense. Depreciation expense was $6,242 and $5,353 for the three months ended March 31, 2021 and 2020, respectively, an increase of $889, or 17%. The increase in depreciation expense during the three months ended March 31, 2021, was driven by an increase in purchases of computer equipment for new hires during 2020 as we ramped up personnel to support our upcoming Acclaim-1 and Acclaim-2 clinical trails.

Liquidity and Capital Resources

From inception through March 31, 2021, we have never generated revenue from product sales and have incurred net losses in each year. As of March 31, 2021, we had an accumulated deficit of $64,911,942. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2020, we sold an aggregate of 16,697,884 shares of common stock for total net proceeds of $34,493,423 pursuant to registered direct offerings and issued 7,104,524 shares of common stock upon the exercise of warrants and options for gross proceeds of $3,857,886. During the three months ended March 31, 2021, we sold an aggregate of 4,000,000 shares of common stock for total gross proceeds of $25,000,000 pursuant to a registered direct offering and issued 192,139 shares of common stock upon the exercise of options for gross proceeds of $324,330.

As of March 31, 2021, we had $47,068,703 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current and potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-2 clinical trials expected to be initiated in 2021. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash and cash equivalents, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned.

The following table sets forth the primary sources and uses of cash and cash equivalents during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(5,465,282)	$(4,517,528)
Net cash used in investing activities	(110,030)	(137,013)
Net cash provided by financing activities	25,324,330	25,731,640
Net increase in cash	$19,749,018	$21,077,099

Cash used in operating activities

Net cash used in operating activities was $5,465,282 and $4,517,528 for the three months ended March 31, 2021 and 2020, respectively. The $947,754, or 21%, increase in net cash used in operating activities during the three months ended March 31, 2021 was due to us increasing headcount by approximately 200% between January 1, 2020 and March 31, 2021 in preparation for the launch of our Acclaim-1 and Acclaim-2 clinical trials planned for 2021.

Cash used in investing activities

Net cash used in investing activities was $110,030 for the three months ended March 31, 2021 and net cash used by investing activities was $137,013 for the three months ended March 31, 2020. This decrease of $26,983, or 20%, was primarily due to timing of manufacturing programs to develop REQORSA. Investments in property and equipment were negligible between the three months ended March 31, 2021 and 2020 and investments in intellectual property decreased slightly for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to timing of patent prosecution costs related to defending our technologies.

Cash provided by financing activities

Net cash provided by financing activities was $25,324,330 and $25,731,640 during the three months ended March 31, 2021 and 2020, respectively. The $407,310 decrease, or 2%, in net cash provided by financing activities was due to our selling of more common stock in capital raising activities during the three months ended March 31, 2020 compared to the three months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

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

In response to the material weakness described above, during the three months ended March 31, 2021, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Plans

Our management has engaged in and is continuing to engaged in efforts to remediate the control deficiency that led to the material weakness. The remediation plan includes implementing the following steps:

•	new accounting software, processes, and workflows to further segregate duties among limited accounting staff;

•	specific review procedures, including the added involvement of our General Counsel to review all accounting transactions following a given period in an effort to enhance accuracy of reporting;

•	specific review procedures, including the added involvement of our manufacturing staff to enhance controls associated with the reporting of inventory values;

•

the formation of a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by the Company through the establishment of controls and procedures and the monitoring of their integrity and effectiveness; and

•	additional hiring of accounting staff to further segregate accounting responsibilities.

We plan to have our enhanced review procedures and documentation standards in place and operating by the end of 2021. Our goal is to remediate the material weakness by the end of 2022, subject to there being sufficient opportunities to conclude, through testing, that the enhanced controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, management continued to implement certain remediation measures to improve the Company’s internal controls over financial reporting and to remediate previously identified material weaknesses. However, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we issued and sold the following unregistered securities:

1)	On January 1, 2021, we issued 5,000 shares of our common stock to a consultant in consideration for services during the three months ended March 31, 2021.

2)	On February 10, 2021, we issued a warrant to purchase up to 25,000 shares of our common stock at an exercise price of $7.22 per share to a consultant in consideration for services.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
4.1*	Form of Warrant Agreement, dated as of February 10, 2021.

10.1	Form of Securities Purchase Agreement dated February 8, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2021).

10.2+	First Amendment to Executive Employment Agreement dated as of March 24, 2021 by and between Genprex, Inc. and Catherine Vaczy (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

10.3+	First Amendment to Executive Employment Agreement dated as of March 24, 2021 by and between Genprex, Inc. and Michael Redman (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: May 17, 2021	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)