Form 10-Q
period 2021-06-30
Genprex, Inc.
filed 2021-08-13
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Not applicable

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

As of August 10, 2021, the registrant had 47,527,857 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	the timing and costs of clinical trials and the timing and costs of other expenses;

●	the ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	market acceptance of our products;

●	our intellectual property;

●	our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectations with respect to future acquisitions;

●	our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures, our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$44,243,449	$27,319,685
Accounts receivable	127	127
Prepaid expenses and other	755,596	384,553
Supplies	3,062,357	3,011,042
Total current assets	48,061,529	30,715,407
Property and equipment, net	39,494	39,441
Other assets:
Security deposits	10,741	10,741
Intellectual property, net	619,673	601,625
Total other assets	630,414	612,366
Total assets	$48,731,437	$31,367,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$369,792	$192,968
Other current liabilities	677,427	257,756
Total current liabilities	1,047,219	450,724
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 47,522,857 and 43,117,681 shares issued and outstanding, respectively	47,523	43,118
Additional paid-in capital	116,534,756	89,295,601
Accumulated deficit	(68,898,060)	(58,422,229)
Total stockholders’ equity	47,684,218	30,916,490
Total liabilities and stockholders’ equity	$48,731,437	$31,367,214

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	2,848	5,776	9,090	11,129
Research and development	1,526,277	2,155,637	3,695,420	3,633,514
General and administrative	2,458,097	2,216,691	6,774,407	6,309,687
Total costs and expenses	3,987,222	4,378,104	10,478,917	9,954,330
Operating loss	(3,987,222)	(4,378,104)	(10,478,917)	(9,954,330)
Interest income	1,104	4,811	3,086	14,817
Net loss	$(3,986,118)	$(4,373,293)	$(10,475,831)	$(9,939,513)
Net loss per share—basic and diluted	$(0.08)	$(0.12)	$(0.23)	$(0.31)
Weighted average number of common shares— basic and diluted	47,372,490	35,358,058	46,464,343	31,655,400

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2019	19,263,841	$19,264	$43,483,740	$(40,479,459)	$3,023,545
Issuance of stock for cash	13,581,000	13,581	25,718,059	—	25,731,640
Issuance of stock for services	5,000	5	1,545	—	1,550
Share based compensation	—	—	752,444	—	752,444
Net loss	—	—	—	(5,566,220)	(5,566,220)
Balance at March 31, 2020	32,849,841	$32,850	$69,955,788	$(46,045,679)	$23,942,959
Issuance of stock for cash	5,658,836	5,659	2,563,567	—	2,569,226
Issuance of stock for services	120,552	121	10,879	—	11,000
Share based compensation	—	—	2,359,621	—	2,359,621
Net loss	—	—	—	(4,373,293)	(4,373,293)
Balance at June 30, 2020	38,629,229	$38,630	$74,889,855	$(50,418,972)	$24,509,513

Balance at December 31, 2020	43,117,681	$43,118	$89,295,601	$(58,422,229)	$30,916,490
Issuance of stock for cash	4,192,139	4,192	25,320,138	—	25,324,330
Issuance of stock for services	5,000	5	20,645	—	20,650
Share based compensation	—	—	651,088	—	651,088
Net loss	—	—	—	(6,489,714)	(6,489,714)
Balance at March 31, 2021	47,314,820	$47,315	$115,287,472	$(64,911,943)	$50,422,845
Issuance of stock for cash	203,037	203	109,830	—	110,033
Issuance of stock for services	5,000	5	21,095	—	21,100
Share based compensation	—	—	1,116,359	—	1,116,358
Net loss	—	—	—	(3,986,118)	(3,986,118)
Balance at June 30, 2021	47,522,857	$47,523	$116,534,756	$(68,898,060)	$47,684,218

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,475,831)	$(9,939,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,090	11,129
Share based compensation	1,809,196	3,124,615
Changes in operating assets and liabilities:
Accounts receivable	—	570
Prepaid expenses and other	(371,043)	(953,778)
Accounts payable and accrued expenses	176,824	(254,291)
Other current liabilities	419,671	(16,607)
Net cash used in operating activities	(8,432,093)	(8,027,875)
Cash flows from investing activities:
Additions to property and equipment	(9,142)	(12,762)
Additions to intellectual property	(18,048)	(43,323)
Additions to research and development supplies	(51,315)	(92,219)
Net cash used in investing activities	(78,505)	(148,304)
Cash flows from financing activities:
Proceeds from issuances of stock	25,434,363	28,300,866
Net cash provided by financing activities	25,434,363	28,300,866
Net increase in cash and cash equivalents	16,923,765	20,124,687
Cash and cash equivalents, beginning of period	27,319,684	2,002,492
Cash and cash equivalents, end of period	$44,243,449	$22,127,179

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

We are a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes. Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (sometimes referred to as GPX-001), is being developed to treat non-small cell lung cancer ("NSCLC"). The active agent in REQORSA is a TUSC2 gene expressing plasmid that is encapsulated in a DOTAP cholesterol lipid nanoparticle.  TUSC2 is a tumor suppressor gene which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary ONCOPREX® Nanoparticle Delivery System to deliver the TUSC2 gene expressing plasmid to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").

Our Acclaim-1 clinical trial is a Phase 1/2 study using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with mutated epidermal growth factor receptors ("EGFRs") whose disease progressed after treatment with Tagrisso. In January 2020, we received U.S. Food and Drug Administration ("FDA") Fast Track Designation for our Acclaim-1 trial. In June 2021, we announced that the FDA had reviewed and confirmed all comments have been addressed regarding our Acclaim-1 clinical trial protocol and that we had engaged our first clinical site for our Acclaim-1 trial. We expect that patient enrollment will commence in our Acclaim-1 clinical trial no later than the fourth quarter of 2021.

Our Acclaim-2 clinical trial is a Phase 1/2 study using a combination of REQORSA with Merck & Co.’s Keytruda® in late-stage NSCLC patients. We expect that we will initiate the Acclaim-2 clinical trial in 2021.

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

Capital Requirements, Liquidity and Going Concern Considerations

Our unaudited condensed financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying unaudited condensed financial statements, we have sustained substantial losses from operations since inception and have no current source of revenue. In addition, we have used, rather than provided, cash in our operations. We expect to continue to incur significant expenditures to further clinical trials for the commercial development of our product candidates.

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

Note 2 - Summary of Significant Accounting Policies

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion, the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three and six months ended  June 30, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 26, 2021. A summary of our significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed financial statements follows.

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

Use of Estimates

The preparation of our unaudited condensed financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have cash equivalents in a J.P. Morgan money market account and had $43,990,330 and $27,091,596 in excess of FDIC insured limits of $250,000 at June 30, 2021 and December 31, 2020, respectively.

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

Research and Development Costs

Research and development expenditures consist of costs incurred to conduct research and development activities. These include payments to collaborative research partners, manufacturing partners, and clinical strategy partners, wages and associated employee benefits, facilities and overhead costs. These expenditures relate to our preclinical and Phase 1/2 clinical trials and are expensed as incurred. Purchased materials to be used in future research are capitalized and included in research and development supplies. Research and development supplies purchased and capitalized for future use were $3,062,357 and $3,011,042 at June 30, 2021 and December 31, 2020, respectively.

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

In 2010, we also were awarded approximately $244,500 from the U.S. Treasury Department for our QTDP Program Nanoparticle Therapy for Lung Cancer. The award was received during 2011 for our historical activities and required no prospective expenditures. We accounted for these funds received as revenue at that time.

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

Accounting for Stock-Based Compensation

We use the fair value-based method of accounting for stock-based compensation for options granted to employees, independent consultants and contractors. We measure options granted at fair value determined as of the grant date and recognize the expense over the periods in which the related services are rendered based on the terms and conditions of the award. Generally, where the award only has a service condition, the requisite service period is the same as the vesting period.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the six months ended June 30, 2021, and the year ended December 31, 2020, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after June 30, 2021 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3 - Intellectual Property

On February 11, 2020, we entered into an exclusive license agreement with the University of Pittsburgh for patented gene therapy technologies relating to the potential treatment of type 1 and type 2 diabetes.

On May 4, 2020, we entered into an exclusive worldwide license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson relating to a portfolio of 16 patent applications and related technology for the treatment of cancer using the Company’s lead drug candidate and immunotherapies.

We have exclusive license agreements on 28 issued patents and 18 pending patent applications worldwide for technologies developed by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. During the three months ended June 30, 2021, we were notified that one of the 18 pending patent applications has been allowed outside of the U.S. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

Stock Issuances

During the six months ended June 30, 2021, we issued (i) 4,000,000 shares of common stock in a registered direct offering for gross proceeds of $25,000,000, (ii) 395,176 shares of common stock upon the exercise of options for cash proceeds of $435,031, and (iii) 10,000 shares of common stock for services provided to us valued at $41,750.

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

Preferred Stock

In connection with the Company’s IPO, all preferred stock included in Series A through Series G preferred stock, totaling 1,394,953 shares were converted to an aggregate of 9,324,177 shares of the Company's common stock in connection with the forward-split (See Note 2 - Capital Stock). Upon the completion of the IPO, the Company became authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at June 30, 2021.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting common stock automatically converted into voting common stock on a one-for-one basis. Immediately following the completion of the IPO, the Company became authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 47,522,857 shares of the Company's common stock outstanding at June 30, 2021.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended June 30, 2021 and December 31, 2020, respectively, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2020	7,476,056	$1.45
Issued	550,000	2.41
Cancelled or expired	(44,528)	0.50
Exercised	(5,826,781)	0.47
Outstanding at December 31, 2020	2,154,747	$4.37
Issued	25,000	7.22
Cancelled or expired	—	—
Exercised	—	—
Outstanding at June 30, 2021	2,179,747	$4.40
Vested or expected to vest at June 30, 2021	—	—
Exercisable at June 30, 2021	1,929,747	$4.64

During the six-month period ended June 30, 2021, the Company issued warrants to purchase up to 25,000 shares of common stock to Bear Creek Capital, LLC, a service provider, at an exercise price of $7.22 per share. During the six-month period ended June 30, 2021, we recorded share-based compensation of $115,628 associated with such warrants.

During the year ended  December 31, 2020, (i) investors and placement agents of the Company's May 2018 private placement and November 2019 registered direct offering exercised warrants to purchase 5,511,599 shares of common stock for cash proceeds of $2,537,731, (ii) the Company issued 315,182 shares of common stock to the placement agents of the November 2019 registered direct offering upon the exercise of warrants on a cashless basis, and (iii) the Company issued warrants to purchase up to 550,000 shares of common stock to service providers, including 500,000 shares of common stock to Cancer Revolution, LLC, an entity owned and managed by Viet Ly, an advisor to the Company, at an exercise price of $2.27 per share and 50,000 shares of common stock to Capital City Technical Consulting, Inc., a service provider, at an exercise price of $3.81 per share. During the year ending December 31, 2020, we recorded share-based compensation of $450,000 associated with Company milestone-based vesting of the Cancer Revolution, LLC warrants. We expect to record $124,000 of share-based compensation for time-based vesting over the next three years and another $300,000 of share-based compensation based on performance-based vesting.

On January 29, 2018, the Company entered into an agreement with a consultant whereby the Company agreed to grant warrants to purchase up to 6,000 shares of the Company's common stock at an exercise price of $5.00 per share in consideration of services valued at $30,000 provided to the Company. At June 30, 2021, the Company has not issued these warrants.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the Company’s 2018 Equity Incentive Plan (“2018 Plan”), which became effective on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards, other forms of equity compensation and performance cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants.

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

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the 2018 Plan. On  January 1, 2020, and 2021, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 963,192 and 2,155,884 shares, respectively. As of June 30, 2021, a total of 1,820,6310 shares of common stock remain available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to our employees. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights that may be granted to our eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2021.

Stock Options

As of June 30, 2021, the Company had outstanding stock options to purchase 7,938,521 shares of common stock that have been granted to various executives, employees, directors, and independent contractors. These options can vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.001 to $9.80 per share. The per-share fair values of these options range from $0.001 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term (in years):	10
Risk-free rate:	0.07% – 2.63%
Volatility:	75.98% – 87.55%
Dividend yield:	0%

During the six-month period ending June 30, 2021, the Company (i) granted stock options to purchase an aggregate of 1,499,628 shares of the Company's common stock with exercise prices ranging from $3.55 to $7.22 per share to executives, employees, board members, and consultants, (ii) cancelled options to purchase 10,000 shares of common stock at an exercise price of $7.22 per share due to the termination of a former employee, and (iii) issued 395,176 shares of the Company's common stock upon the exercise of options held by a consultant, a former board member, and a former executive, with exercise prices ranging from $0.02 to $2.15 per share.

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

The weighted average remaining contractual term for the outstanding options at  June 30, 2021 and  December 31, 2020 is 7.69 and 7.06 years, respectively.

Stock option activity for the six months ended June 30, 2021, and year ended  December 31, 2020 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2020	5,982,923	$2.66
Options granted	2,466,529	2.87
Options exercised	(1,277,743)	1.03
Options expired	(327,640)	8.31
Outstanding at December 31, 2020	6,844,069	$2.81
Options granted	1,499,628	6.01
Options exercised	(395,176)	1.10
Options expired or cancelled	(10,000)	7.22
Outstanding at June 30, 2021	7,938,521	$3.34
Vested or expected to vest at June 30, 2021	443,535	2.99
Exercisable at June 30, 2021	4,820,913	$2.97

Share-Based Compensation

For the six months ended June 30, 2021, the Company's total share-based compensation was approximately $1.8 million, nearly all of which represents the vesting of options and warrants issued to service providers, executives, employees, and board members. The Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $8.4 million for the three months ended  June 30, 2021. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of June 30, 2021, the weighted average term over which these expenses are expected to be recognized is 2.14 years.

As of June 30, 2021, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

Note 5 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company, currently affiliated with Rodney Varner, our President, Chief Executive Officer, and director. In April 2009, prior to Mr. Varner becoming an officer and director of our Company which occurred in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, which provides us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson.

Viet Ly

The Company entered into a consulting agreement with Viet Ly, an advisor to the Company, on April 19, 2018. The Company agreed to initially pay Mr. Ly $175,000 annually, as adjusted from time-to-time as determined by the Company, for strategic consulting services. The Company paid Mr. Ly an aggregate of $28,500 during the three months ended June 30, 2021, for strategic services. In April 2020, the Company issued Cancer Revolution LLC, an entity owned by Mr. Ly, a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $2.27 per share, which vests based on the achievement of certain Company milestones. On  February 10, 2021, the Company issued an option to Mr. Ly to purchase up to 100,000 shares of the Company's common stock at an exercise price of $7.72 per share, which vests ratably over 12 months through February 2022.

Note 6 - Commitments and Contingencies

Leases

On April 16, 2018, the Company executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School in Austin, Texas. On March 23, 2021, the Company was informed by Dell Medical School that the University of Texas desired to use the space and not renew the space utilization agreement. The lease terminated on April 30, 2021.

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC to establish and lease offices at the Cambridge Innovation Center in Cambridge, Massachusetts. On April 1, 2020, the Company provided notice of cancellation of its lease effective as of April 30, 2020.

Commitments

MD Anderson Cancer Center

The Company entered into a clinical study agreement with the MD Anderson, to administer the Company’s phase 1/2 clinical trial, combining REQORSA and Tarceva in Stage 4 lung cancer patients. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. In 2020, the Company received Fast Track Designation ("FTD") from the FDA for its Acclaim-1 trial which combines REQORSA plus Tagrisso in patients who have previously failed Tagrisso treatment. Given the FTD and with Tagrisso now considered a new standard of care in the U.S. for NSCLC with an EGFR mutation, the Company is no longer enrolling patients in its ONC-002 study and, in June 2021, initiated its Acclaim-1 trial and plans to initiate its Acclaim-2 trial in 2021.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants the Company a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses.

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

University of Pittsburgh

Pursuant to the Exclusive License Agreement dated February 11, 2020 by and between the Company and the University of Pittsburgh, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights.

Contingencies

From time to time, we may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on our financial condition, results of operations or liquidity.

Note 7 - Significant Events

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic has become widespread in the United States, including markets in which the Company operates or may operate in the future. The COVID-19 pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, in addition to many other unknowns. Up through March 31, 2021, the Company had not experienced any material impact on its financial results or operations as a result of the COVID-19 pandemic. In the three months ending June 30, 2021, the Company experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review created by an accumulation of protocols while clinical trials have been widely disrupted during the pandemic and workforce shortages that have been impacting the U.S. economy in general. The Company continues to monitor the impact of the COVID-19 pandemic closely.

Note 8 - Subsequent Events

Share Issuance

On July 1, 2021, the Company issued 5,000 shares of its common stock to a service provider in consideration for services.

Warrant Issuance

On July 1, 2021, the Company issued a warrant to purchase up to 25,000 shares of its common stock at an exercise price of $3.36 per share to a consultant for services.

Option Issuance

On July 12, 2021, the Company issued a stock option to purchase up to 17,500 shares of its common stock at an exercise price of $3.14 per share pursuant to its 2018 Plan to a new employee for services.

Intellectual Property

Subsequent to June 30, 2021, we were notified that two of our 18 pending patent applications have been allowed outside of the U.S. Additionally, of our 28 granted patents, 13 patents outside of the U.S. expired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes. Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (also referred to as GPX-001), is being developed to treat non-small cell lung cancer ("NSCLC"). The active agent in REQORSA is a TUSC2 gene expressing plasmid that is encapsulated in a DOTAP cholesterol lipid nanoparticle.  TUSC2 is a tumor suppressor gene which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary ONCOPREX® Nanoparticle Delivery System to deliver the TUSC2 gene expressing plasmid to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center.

Our Acclaim-1 clinical trial is a Phase 1/2 study using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with mutated epidermal growth factor receptors ("EGFRs") whose disease progressed after treatment with Tagrisso. In January 2020, we received U.S. Food and Drug Administration ("FDA") Fast Track Designation for our Acclaim-1 trial.  In June 2021, we announced that the FDA had reviewed and confirmed all comments have been addressed regarding our Acclaim-1 clinical trial protocol and that we had engaged our first clinical site for our Acclaim-1 trial. We expect that patient enrollment will commence in our Acclaim-1 clinical trial no later than the fourth quarter of 2021.

Our Acclaim-2 clinical trial is a Phase 1/2 study using a combination of REQORSA with Merck & Co.’s Keytruda® in late-stage NSCLC patients. We expect that we will initiate the Acclaim-2 clinical trial in 2021.

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

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract research and manufacturing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the condensed balance sheets and within research and development expense in the condensed statements of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are capitalized and included in research and development supplies.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to June 30, 2021. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources nor did we have any commitments or contractual obligations.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following summarizes our results of operations for the three and six months ended June 30, 2021 and 2020.

Research and Development Expense

Research and development ("R&D") expense for the three months ended June 30, 2021, was $1,526,277 as compared to $2,155,637 for the three months ended June 30, 2020. The decrease of $629,360, or 29%, is due primarily to a larger than normal share-based compensation expense in 2020 associated with a one-time accelerated vesting of options held by a former R&D executive pursuant to his separation agreement. Equity-based compensation associated with R&D personnel, a non-cash expense, accounted for $293,439 and $1,609,683 of the R&D expenses for the three months ended June 30, 2021 and 2020, respectively. Excluding equity-based compensation for R&D personnel, R&D expense was $1,232,839 and $545,953 for the three months ended June 30, 2021 and 2020, respectively. The increase of $686,886, or 126%, is primarily due to preparation of REQORSA for our Acclaim-1 and Acclaim-2 clinical trials and increased usage of third-parties to develop strategy for and execute on the launch of our Acclaim-1 and Acclaim-2 clinical trials.

R&D expense for the six months ended June 30, 2021, was $3,695,420 as compared to $3,633,514 for the six months ended June 30, 2020. The increase of $61,906, or 2%, is primarily due to advancements in preparation for our Acclaim-1 and Acclaim-2 trials. Equity-based compensation associated with R&D personnel, a non-cash expense, accounted for $383,303 and $1,987,097 of the R&D expenses for the six months ended June 30, 2021 and 2020, respectively. Excluding equity-based compensation for R&D personnel, R&D expense was $3,312,117 and $1,646,416 for the six months ended June 30, 2021 and 2020, respectively. The increase of $1,665,701, or 101%, is primarily due to (i) major advancements in our manufacturing programs providing drug product for our Acclaim-1 and Acclaim-2 clinical trials, (ii) increased usage of third-parties to develop strategy for and execute on the launch of our Acclaim-1 and Acclaim-2 clinical trials, and (iii) significant ramp up in R&D personnel to support our Acclaim-1 and Acclaim-2 trials. We anticipate that these R&D activities will continue throughout 2021 and thereafter and will continue to include costs related to the ongoing support of our Acclaim-1 and Acclaim-2 clinical trials.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended June 30, 2021, was $2,458,097 as compared to $2,216,691 for the three months ended June 30, 2020. The increase of $241,406, or 11%, is primarily due to accrual of paid time off ("PTO") and employee bonuses due to new PTO policies and implementation of a total rewards strategy for recruitment and retention of employees, increases in insurance premiums, and increases in equity-based compensation for employees and consultants.

G&A expense for the six months ended June 30, 2021, was $6,774,407 as compared to $6,309,687 for the six months ended June 30, 2020. The increase of $464,720, or 7%, is due to accrual of PTO and accrual of employee bonuses due to new PTO policies and implementation of a total rewards strategy for recruitment and retention of employees, increases in insurance premiums, and increases in equity-based compensation for employees and consultants. We believe that year-over-year G&A expenses have remained mostly flat due to no increases in G&A personnel or operating activities as we focused on ramping up our R&D efforts to support our Acclaim-1 and Acclaim-2 clinical trials.

Interest Income. Interest income was $1,104 and $4,811 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $3,707, or 77%. Interest income was $3,086 and $14,817 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $11,731, or 79%. The decreases associated with interest income for the three and six months ended June 30, 2021, were due to changes in the cash balances associated with money market instruments.

Depreciation Expense. Depreciation expense was $2,848 and $5,776 for the three months ended June 30, 2021 and 2020, respectively, a decrease of $2,928, or 51%. Depreciation expense was $9,090 and $11,129 for the six months ended June 30, 2021 and 2020, respectively, a decrease of $2,039, or 18%. The decreases in associated depreciation expense for the three and six months ended June 30, 2021, were due to the remaining useful life of R&D equipment used in manufacturing of REQORSA and the timing of purchases of computer equipment for new employees.

Liquidity and Capital Resources

From inception through June 30, 2021, we have never generated revenue from product sales and have incurred net losses in each year. As of June 30, 2021, we had an accumulated deficit of $68,898,060. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2020, we sold an aggregate of 16,697,884 shares of common stock for total net proceeds of $34,493,423 pursuant to registered direct offerings and issued 7,104,524 shares of common stock upon the exercise of warrants and options for gross proceeds of $3,857,886. During the six months ended June 30, 2021, we sold an aggregate of 4,000,000 shares of common stock for total gross proceeds of $25,000,000 pursuant to a registered direct offering and issued 395,176 shares of common stock upon the exercise of options for gross proceeds of $434,363.

As of June 30, 2021, we had $44,243,449 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and our Acclaim-2 clinical trials. Acclaim-1 was initiated in June 2021 with the FDA having reviewed and confirmed all comments had been addressed regarding the protocol with respect to such trial and our engagement of our first clinical site. Patient enrollment is expected to commence no later than the fourth quarter of 2021. Acclaim-2 is expected to be initiated in 2021. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash and cash equivalents, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned.  We also have been experiencing delays related to COVID-19 with respect to the launch of our Acclaim-1 and Acclaim-2 clinical trials. Specifically, we have experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review created by an accumulation of protocols while clinical trials have been widely disrupted during the pandemic and workforce shortages that have been impacting the U.S. economy in general. Although, continued delays will enable us to fund our expenditure requirements for our current operations and planned clinical trial activities longer, we would not be advancing our clinical trials as anticipated and utilizing our available capital resources to support our operations only.

The following table sets forth the primary sources and uses of cash and cash equivalents during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(8,432,093)	$(8,027,875)
Net cash used in investing activities	(78,505)	(148,304)
Net cash provided by financing activities	25,434,363	28,300,866
Net increase in cash and cash equivalents	$16,923,765	$20,124,687

Cash used in operating activities

Net cash used in operating activities was $8,432,093 and $8,027,875 for the six months ended June 30, 2021 and 2020, respectively. The $404,218, or 5%, increase in net cash used in operating activities during the six months ended June 30, 2021, was due to us increasing headcount and advancing manufacturing and clinical programs to launch our Acclaim-1 clinical trial in June 2021 and in preparation for the launch of our Acclaim-2 clinical trial planned in 2021.

Cash used in investing activities

Net cash used in investing activities was $78,505 and $148,304 for the six months ended June 30, 2021 and 2020, respectively. This decrease of $69,799, or 47%, was primarily due to timing of manufacturing programs to develop REQORSA and patent prosecution costs related to defending our technologies. Investments in property and equipment were negligible between the six months ended June 30, 2021 and 2020. Investments in intellectual property was $25,275 greater for the six months ended June 30, 2020 than the six months ended June 30, 2021 due to patent prosecution costs related to the acquisition of our diabetes technology in the first half of 2020. Additions to R&D materials was $40,904 greater for the six months ended June 30, 2020, than the six months ended June 30, 2021. This change was due to increases in manufacturing of our Oncoprex delivery system in 2020 as we prepared for manufacturing of REQORSA and greater usage of R&D materials in 2021 for quality testing as we prepare REQORSA for our Acclaim-1 and Acclaim-2 clinical trials.

Cash provided by financing activities

Net cash provided by financing activities was $25,434,363 and $28,300,866 during the six months ended June 30, 2021 and 2020, respectively. The decrease of $2,866,503, or 10%, in net cash provided by financing activities was due to our selling of more common stock in capital raising activities and greater option and warrant exercises during the six months ended June 30, 2020, compared to the six months ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

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

In response to the material weakness described above, during the quarter ended June 30, 2021, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Plans

Our management has engaged in and is continuing to be engaged in efforts to remediate the control deficiency that led to the material weakness. The remediation plan includes implementing the following steps:

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

•

the formation of a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by us through the establishment of controls and procedures and the monitoring of their integrity and effectiveness; and

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, management continued to implement certain remediation measures to improve our internal controls over financial reporting and to remediate previously identified material weaknesses. However, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. Management recognizes that any controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 26, 2021 (“Annual Report”). Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our business may be adversely affected by the ongoing coronavirus pandemic which has delayed and may continue to delay our clinical trials and may have other adverse effects on our business and operations.

The outbreak of the novel coronavirus ("COVID-19") evolved into a global pandemic as COVID-19 spread to many regions of the world. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including variants such as the delta variant, and the actions to contain COVID-19 or treat its impact, among others.

As a result of the continuing spread of COVID-19, our business operations have been interrupted and delayed. Specifically, in June 2021, we initiated our Acclaim-1 clinical trial with the FDA having reviewed and confirmed all comments had been addressed regarding the protocol with respect to such trial and our engagement of our first clinical site; however, we have experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review created by an accumulation of protocols while clinical trials have been widely disrupted during the pandemic and workforce shortages that have been impacting the U.S. economy in general. Additionally, manufacturing and testing, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring, data analysis, and laboratory research activities may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the COVID-19 pandemic. If COVID-19 continues to spread, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, further delaying our clinical trials and potentially rendering us unable to conduct our trials at all. In addition, infections and deaths related to the COVID-19 pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Specifically, we may experience further delays in our Acclaim-1 trial or delays in our Acclaim-2 trial which we expect to initiate in 2021 if our REQORSA drug that is intended to be utilized for such trials expires and is no longer usable. Moreover, if the COVID-19 pandemic continues and our operations are further adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

We currently utilize third parties to, among other things, manufacture raw materials and to manufacture clinical product. If any third-party parties in the supply chain for materials used in the production of our product candidates or the third-party manufacturers of our product candidates themselves are adversely impacted by restrictions resulting from the COVID-19 outbreak, our ability to manufacture our product candidates for our clinical trials and research and development activities related thereto may be disrupted. In particular, we utilize lipids in the manufacture of REQORSA. Lipids are also used in the production of various COVID-19 vaccines and this has resulted in increased demand for this material and may limit the available supply.

The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

The ultimate impact of the COVID-19 pandemic, or any other health epidemic, is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the situation closely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2021, we issued 5,000 shares of our common stock to a consultant in consideration for services. The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: August 13, 2021	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)