Form 10-Q
period 2021-09-30
Genprex, Inc.
filed 2021-11-15
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, the registrant had 47,808,570 shares of common stock, par value $0.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	September 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$42,020,527	$27,319,685
Accounts receivable	$127	$127
Prepaid expenses and other	$749,029	$384,553
Supplies	$2,875,046	$3,011,042
Total current assets	$45,644,729	$30,715,407
Property and equipment, net	$44,342	$39,441
Other assets:
Security deposits	$10,741	$10,741
Intellectual property, net	$627,360	$601,625
Total other assets	$638,101	$612,366
Total assets	$46,327,172	$31,367,214
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$591,941	$192,968
Other current liabilities	$569,952	$257,756
Total current liabilities	$1,161,893	$450,724
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	$-	$-
Common stock $0.001 par value: 200,000,000 shares authorized; 47,803,570 and 43,117,681 shares issued and outstanding, respectively	$47,803	$43,118
Additional paid-in capital	$117,453,401	$89,295,600
Accumulated deficit	$(72,335,925)	$(58,422,228)
Total stockholders’ equity	$45,165,279	$30,916,490
Total liabilities and stockholders’ equity	$46,327,172	$31,367,214

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	6,489	5,714	15,579	16,843
Research and development	1,431,999	1,350,016	5,127,419	4,983,530
General and administrative	2,000,437	1,421,863	8,774,844	7,731,550
Total costs and expenses	3,438,925	2,777,593	13,917,842	12,731,923
Operating loss	(3,438,925)	(2,777,593)	(13,917,842)	(12,731,923)
Interest income	1,060	2,650	4,146	17,467
Net loss	(3,437,865)	(2,774,943)	(13,913,696)	(12,714,456)
Net loss per share—basic and diluted	$(0.07)	$(0.07)	$(0.30)	$(0.37)
Weighted average number of common shares— basic and diluted	47,612,419	39,055,159	46,851,241	34,139,991

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2019	19,263,841	$19,264	$43,483,740	$(40,479,459)	$3,023,545
Issuance of stock for cash	13,581,000	13,581	25,718,059	—	25,731,640
Issuance of stock for services	5,000	5	1,545	—	1,550
Share based compensation	—	—	752,444	—	752,444
Net loss	—	—	—	(5,566,220)	(5,566,220)
Balance at March 31, 2020	32,849,841	$32,850	$69,955,788	$(46,045,679)	$23,942,959
Issuance of stock for cash	5,658,836	5,659	2,563,567	—	2,569,226
Issuance of stock for services	120,552	121	10,879	—	11,000
Share based compensation	—	—	2,359,621	—	2,359,621
Net loss	—	—	—	(4,373,293)	(4,373,293)
Balance at June 30, 2020	38,629,229	$38,630	$74,889,855	$(50,418,972)	$24,509,513
Issuance of stock for cash	829,493	829	792,702	—	793,531
Issuance of stock for services	5,000	5	15,345	—	15,350
Share based compensation	—	—	432,590	—	432,590
Net loss	—	—	—	(2,774,943)	(2,774,943)
Balance at September 30, 2020	39,463,722	$39,464	$76,130,492	$(53,193,915)	$22,976,041

Balance at December 31, 2020	43,117,681	$43,118	$89,295,601	$(58,422,229)	$30,916,490
Issuance of stock for cash	4,192,139	4,192	25,320,138	—	25,324,330
Issuance of stock for services	5,000	5	20,645	—	20,650
Share based compensation	—	—	651,088	—	651,088
Net loss	—	—	—	(6,489,714)	(6,489,714)
Balance at March 31, 2021	47,314,820	$47,315	$115,287,472	$(64,911,943)	$50,422,845
Issuance of stock for cash	203,037	203	109,830	—	110,033
Issuance of stock for services	5,000	5	21,095	—	21,100
Share based compensation	—	—	1,116,359	—	1,116,359
Net loss	—	—	—	(3,986,118)	$(3,986,118)
Balance at June 30, 2021	47,522,857	$47,523	$116,534,756	(68,898,060)	$47,684,219
Issuance of stock for cash	275,713	275	243,273	—	$243,548
Issuance of stock for services	5,000	5	16,795	—	$16,800
Share based compensation	—	—	658,577	—	$658,577
Net loss	—	—	—	(3,437,865)	$(3,437,865)
Balance at September 30, 2021	47,803,570	$47,803	$117,453,401	$(72,335,925)	$45,165,279

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(13,913,696)	$(12,714,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,579	16,843
Share based compensation	2,484,574	3,572,439
Changes in operating assets and liabilities:
Accounts receivable	—	570
Prepaid expenses and other	(364,476)	(783,401)
Accounts payable	398,973	(114,834)
Other current liabilities	312,196	(20,195)
Net cash used in operating activities	(11,066,850)	(10,043,034)
Cash flows from investing activities:
Additions to property and equipment	(20,480)	(14,529)
Additions to intellectual property	(25,735)	(96,512)
Reduction to research and development supplies	135,996	115,456
Net cash provided by investing activities	89,781	4,415
Cash flows from financing activities:
Proceeds from issuances of stock	25,677,911	29,094,513
Net cash provided by financing activities	25,677,911	29,094,513
Net increase in cash and cash equivalents	14,700,842	19,055,894
Cash and cash equivalents, beginning of period	27,319,685	2,002,492
Cash and cash equivalents, end of period	$42,020,527	$21,058,386

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

We are a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes. Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (sometimes referred to as GPX-001), is being developed initially to treat non-small cell lung cancer ("NSCLC"). The active agent in REQORSA is a TUSC2 gene expressing plasmid that is encapsulated in a DOTAP cholesterol lipid nanoparticle. TUSC2 is a tumor suppressor gene which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary ONCOPREX® Nanoparticle Delivery System to deliver the TUSC2 gene expressing plasmid to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").

Our Acclaim-1 clinical trial is a Phase 1/2 study using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with activating epidermal growth factor receptor ("EGFR") mutations, whose disease progressed after treatment with Tagrisso. In January 2020, we received U.S. Food and Drug Administration ("FDA") Fast Track Designation for use of REQORSA in combination with Tagrisso in patients with stage III or IV NSCLC with EGFR mutations that progressed after treatment with Tagrisso. In June 2021, we announced that the FDA had reviewed and confirmed all comments have been addressed regarding our Acclaim-1 clinical trial protocol and that we had engaged our first clinical site for our Acclaim-1 trial. This clinical trial is open for enrollment of patients, but we have not yet enrolled our first patient. We believe that the first patient will be enrolled in the fourth quarter of 2021, or the first quarter of 2022. We also believe that the rate of patient enrollment may increase as a result of the addition of clinical trial sites and as COVID-19 related site delays improve.

Our Acclaim-2 clinical trial is designed as a Phase 1/2 study using a combination of REQORSA with Merck & Co.’s Keytruda® in late stage NSCLC patients. Our trial design is informed by input from global leaders in lung cancer treatment.  On October 1, 2021 we filed the Acclaim-2 protocol with the FDA as an amendment to our IND.  We recently received FDA comments on the protocol to which we are responding and plan to discuss the Agency’s comments on the Phase 2 portion of the protocol prior to Phase 2 initiation. We believe any revisions to the protocol as a result of this FDA interaction will result in an optimized development plan. We expect that we will initiate the Phase 1 portion of the Acclaim-2 clinical trial by the end of calendar year 2021 and we will finalize the Phase 2 portion of the trial shortly thereafter, and in any event, well before the expected commencement of the Phase 2 study.

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education ("University of Pittsburgh") for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. Our diabetes product candidate is currently being evaluated in preclinical studies at the University of Pittsburgh.

Oncology Platform

Utilizing our non-viral ONCOPREX Nanoparticle Delivery System, we are developing cancer treatments that are designed to administer cancer fighting genes. We encapsulate the gene-expressing plasmids using lipid nanoparticles, and administer them intravenously, where they are then taken up by tumor cells and express proteins that are missing or found in low quantities in the tumor cells. With our lead drug candidate, REQORSA, there is a multimodal mechanism of action whereby REQORSA interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has also been shown to block mechanisms that create drug resistance.

We believe that our delivery system could allow delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates. We believe that REQORSA’s combination of pan-kinase inhibition, direct induction of apoptosis, anti-cancer immune modulation and complementary action with targeted drugs and immunotherapies is unique, and positions REQORSA to provide treatment for patients with NSCLC and possibly other cancers, who are not benefitting from current therapies.

Diabetes Gene Therapy

Our pre-clinical diabetes gene therapy, also referred to as GPX-002, was discovered by lead researcher Dr. George Gittes, at the Rangos Research Center at the University of Pittsburgh Medical Center Children’s Hospital. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas.

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

Note 2 - Summary of Significant Accounting Policies

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion, the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2021. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 26, 2021. A summary of our significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed financial statements follows.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have cash equivalents in a money market account and had $41,770,489 and $27,091,596 in excess of FDIC insured limits of $250,000 at September 30, 2021 and December 31, 2020, respectively.

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

Research and Development Costs

Research and development expenditures consist of costs incurred to conduct research, develop engineering materials for further study, and develop clinical strategy for future programs. These costs include payments to collaborative research partners, manufacturing partners and consultants, and clinical strategy partners, wages and associated employee benefits, facilities and overhead costs. These expenditures relate to our preclinical and Phase 1/2 clinical trials and are expensed as incurred. Materials produced to be used in clinical research are capitalized and included in research and development supplies and are expensed as they are used for testing, clinical activities, or have spoiled. Research and development supplies purchased and capitalized for future use were $2,875,046 and $3,011,042 at September 30, 2021 and December 31, 2020, respectively.

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

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the nine months ended September 30, 2021, and the year ended December 31, 2020, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after September 30, 2021, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3 - Intellectual Property

On February 11, 2020, we entered into an exclusive license agreement with the University of Pittsburgh for patented gene therapy technologies relating to the potential treatment of type 1 and type 2 diabetes.

On May 4, 2020, we entered into an exclusive worldwide license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson relating to a portfolio of 16 patent applications and related technology for the treatment of cancer using the Company’s lead drug candidate, REQORSA, and immunotherapies.

We have exclusive license agreements relating to 15 issued patents and 18 pending patent applications worldwide, two of which have been allowed, for technologies developed by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

Stock Issuances

During the nine months ended September 30, 2021, we issued (i) 4,000,000 shares of common stock in a registered direct offering for gross proceeds of $25,000,000, (ii) 670,889 shares of common stock upon the exercise of options for cash proceeds of $677,912, and (iii) 15,000 shares of common stock for services provided to us valued at $58,550 to the Chairman of our Scientific Advisory Board.

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

Preferred Stock

In connection with the Company’s IPO, all preferred stock included in Series A through Series G preferred stock, totaling 1,394,953 shares were converted to an aggregate of 9,324,177 shares of the Company's common stock in connection with the forward-split (See Note 2 - Capital Stock). Upon the completion of the IPO, the Company became authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at September 30, 2021.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting common stock automatically converted into voting common stock on a one-for-one basis. Immediately following the completion of the IPO, the Company became authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 47,803,570 shares of the Company's common stock outstanding at September 30, 2021.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended September 30, 2021, and December 31, 2020, respectively, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2020	7,476,056	$1.45
Issued	550,000	2.41
Cancelled or expired	(44,528)	0.50
Exercised	(5,826,781)	0.47
Outstanding at December 31, 2020	2,154,747	$4.37
Issued	50,000	5.29
Cancelled or expired	—	—
Exercised	—	—
Outstanding at September 30, 2021	2,204,747	$4.39
Vested or expected to vest at September 30, 2021	41,665	3.54
Exercisable at September 30, 2021	1,971,412	$4.62

During the nine-month period ended September 30, 2021, the Company issued (i) a warrant to purchase up to 25,000 shares of common stock to a service provider at an exercise price of $7.22 per share, the fair market value of a share of common stock on the date of issuance and (ii) a warrant to purchase up to 25,000 shares of common stock to a service provider at an exercise price of $3.36 per share, the fair market value of a share of common stock on the date of issuance. During the nine-month period ended September 30, 2021, we recorded share-based compensation of $200,282 associated with the vesting of warrants.

During the year ended  December 31, 2020, (i) investors and placement agents of the Company's May 2018 private placement and November 2019 registered direct offering exercised warrants to purchase 5,511,599 shares of common stock for cash proceeds of $2,537,731, (ii) the Company issued 315,182 shares of common stock to the placement agents of the November 2019 registered direct offering upon the exercise of warrants on a cashless basis, and (iii) the Company issued warrants to purchase up to 550,000 shares of common stock to service providers, including 500,000 shares of common stock to Cancer Revolution, LLC, an entity owned and managed by Viet Ly, an advisor to the Company, at an exercise price of $2.27 per share, the fair market value of a share of common stock on the date of issuance and 50,000 shares of common stock to Capital City Technical Consulting, Inc., a service provider, at an exercise price of $3.81 per share, the fair market value of a share of common stock on the date of issuance. A principal of Capital City Technical Consulting, Inc. also serves as our Vice President, Regulatory on a consulting basis. During the year ending December 31, 2020, we recorded share-based compensation of $450,000 associated with Company milestone-based vesting of the Cancer Revolution, LLC warrants. We expect to record $124,000 of share-based compensation for time-based vesting over the next three years and another $300,000 of share-based compensation based on performance-based vesting.

On January 29, 2018, the Company entered into an agreement with a consultant whereby the Company agreed to grant warrants to purchase up to 6,000 shares of the Company's common stock at an exercise price of $5.00 per share in consideration of services valued at $30,000 provided to the Company. At September 30, 2021, the Company has not issued these warrants.

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

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the 2018 Plan. On  January 1, 2020 and 2021, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 963,192 and 2,155,884 shares, respectively. As of September 30, 2021, a total of 1,750,633 shares of common stock remain available for issuance under the 2018 Plan.

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

Stock Options

As of September 30, 2021, the Company had outstanding stock options to purchase 8,682,808 shares of common stock that have been granted to various executives, employees, directors, and independent contractors. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.015 to $9.80 per share. The per-share fair values of these options range from $0.015 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term (in years):	10
Risk-free rate:	0.07% – 2.63%
Volatility:	75.98% – 88.38%
Dividend yield:	0%

During the nine-month period ended  September 30, 2021, the Company (i) granted stock options to purchase an aggregate of 2,519,628 shares of the Company's common stock with exercise prices ranging from $2.72 to $7.22 per share to executives, employees, board members, and consultants, (ii) cancelled options to purchase 10,000 shares of common stock at an exercise price of $7.22 per share due to the termination of a former employee, and (iii) issued 670,889 shares of the Company's common stock upon the exercise of options held by consultants, a former board member, and a former executive, with exercise prices ranging from $0.015 to $2.15 per share.

During the year ended  December 31, 2020, the Company (i) granted stock options to purchase an aggregate of 2,466,529 shares of the Company's common stock with exercise prices ranging from $1.28 to $4.42 per share to executives, employees, board members, and consultants, (ii) cancelled options to purchase 327,640 shares of common stock at exercise prices ranging from $5.29 to $9.80 due to expiration of options and separation of a former executive, and (iii) issued 1,277,743 shares of the Company's common stock upon the exercise of options held by former board members and a former executive with exercise prices ranging from $0.015 to $2.15 per share.

The weighted average remaining contractual term for the outstanding options at  September 30, 2021 and  December 31, 2020 is 7.84 and 7.06 years, respectively.

Stock option activity for the nine months ended September 30, 2021, and year ended  December 31, 2020 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2020	5,982,923	$2.66
Options granted	2,466,529	2.87
Options exercised	(1,277,743)	1.03
Options expired	(327,640)	8.31
Outstanding at December 31, 2020	6,844,069	$2.81
Options granted	2,519,628	4.26
Options exercised	(670,889)	1.01
Options expired or cancelled	(10,000)	7.22
Outstanding at September 30, 2021	8,682,808	$3.36
Vested or expected to vest at September 30, 2021	349,239	2.91
Exercisable at September 30, 2021	4,894,439	$3.10

Share-Based Compensation

For the nine months ended September 30, 2021, the Company's total share-based compensation was approximately $2.5 million, nearly all of which represents the vesting of options and warrants issued to service providers, executives, employees, and board members. As of  September 30, 2021, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $9.7 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2021, the weighted average term over which these expenses are expected to be recognized is 2.23 years.

As of September 30, 2021, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

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

Viet Ly

The Company entered into a consulting agreement with Viet Ly, an advisor to the Company, on April 19, 2018. The Company agreed to initially pay Mr. Ly $175,000 annually, as adjusted from time-to-time as determined by the Company, for strategic consulting services. The Company paid Mr. Ly an aggregate of $28,500 during the three months ended September 30, 2021, for strategic services. In April 2020, the Company issued Cancer Revolution LLC, an entity owned by Mr. Ly, a warrant to purchase up to 500,000 shares of the Company's common stock at an exercise price of $2.27 per share, which vests based on the achievement of certain Company milestones. On  February 10, 2021, the Company issued an option to Mr. Ly to purchase up to 100,000 shares of the Company's common stock at an exercise price of $7.72 per share, which vests ratably over 12 months through February 2022. On September 15, 2021, Mr. Ly exercised options to purchase 56,815 shares of common stock at $0.965 per share.

Note 6 - Commitments and Contingencies

Leases

On April 16, 2018, the Company executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School in Austin, Texas. On March 23, 2021, the Company was informed by Dell Medical School that the University of Texas desired to use the space and not renew the space utilization agreement. The lease terminated on April 30, 2021, and our employees all currently work virtually while we evaluate future space needs post the COVID-19 pandemic.

On April 16, 2018, the Company executed a service agreement with CIC Innovation Communities, LLC to establish and lease offices at the Cambridge Innovation Center in Cambridge, Massachusetts. On April 1, 2020, the Company provided notice of cancellation of its lease effective as of April 30, 2020.

Commitments

MD Anderson Cancer Center

The Company entered into a clinical study agreement with the MD Anderson, to administer the Company’s Phase 1/2 clinical trial, combining REQORSA and Tarceva in Stage 4 lung cancer patients. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. In 2020, the Company received Fast Track Designation ("FTD") from the FDA for its Acclaim-1 trial which combines REQORSA plus Tagrisso in patients with stage III or IV NSCLC with EGFR mutations that progressed after treatment with Tagrisso. Given the FTD and with Tagrisso now considered a new standard of care in the U.S. for NSCLC with an EGFR mutation, the Company is no longer enrolling patients in its ONC-002 study and, in June 2021, initiated its Acclaim-1 trial and plans to initiate its Acclaim-2 trial by the end of 2021.

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

Note 7 - Significant Events

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. The pandemic has become widespread in the United States, including markets in which the Company operates or may operate in the future. The COVID-19 pandemic has had a notable impact on general economic conditions, including, but not limited to, the temporary closures of many businesses, “shelter in place” orders and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19, in addition to many other unknowns. Through March 31, 2021, the Company had not experienced any material impact on its financial results or operations as a result of the COVID-19 pandemic. Since June 2021, the Company has experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review created by an accumulation of protocols while clinical trials have been widely disrupted during the pandemic and workforce shortages that have been impacting the U.S. economy in general. The Company continues to monitor the impact of the COVID-19 pandemic closely.

Note 8 - Subsequent Events

Share Issuance

On October 1, 2021, the Company issued 5,000 shares of its common stock to the Chairman of our Scientific Advisory Board in consideration for services.

Departure of Chief Operating Officer and Executive Vice President

Effective as of October 15, 2021, Michael Redman’s employment with the Company as Chief Operating Officer and Executive Vice President of the Company was terminated.

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

Overview

We are a clinical stage gene therapy company focused on developing life-changing treatments for cancer and diabetes. Our lead cancer drug candidate, REQORSA™ Immunogene therapy drug (sometimes referred to as GPX-001) , is being developed initially to treat non-small cell lung cancer ("NSCLC"). The active agent in REQORSA is a TUSC2 gene expressing plasmid that is encapsulated in a DOTAP cholesterol lipid nanoparticle. TUSC2 is a tumor suppressor gene which has both tumor killing (via apoptosis) and immunomodulatory effects. We utilize our novel proprietary ONCOPREX® Nanoparticle Delivery System to deliver the TUSC2 gene expressing plasmid to cancer cells. The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").

Our Acclaim-1 clinical trial is a Phase 1/2 study using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with activating epidermal growth factor receptor ("EGFR") mutations, whose disease progressed after treatment with Tagrisso. In January 2020, we received U.S. Food and Drug Administration ("FDA") Fast Track Designation for use of REQORSA in combination with Tagrisso in patients with stage III or IV NSCLC with EGFR mutations that progressed after treatment with Tagrisso. In June 2021, we announced that the FDA had reviewed and confirmed all comments have been addressed regarding our Acclaim-1 clinical trial protocol and that we had engaged our first clinical site for our Acclaim-1 trial. This clinical trial is open for enrollment of patients, but we have not yet enrolled our first patient. We believe that the first patient will be enrolled in the fourth quarter of 2021, or the first quarter of 2022. We also believe that the rate of patient enrollment may increase as a result of the addition of clinical trial sites and as COVID-19 related site delays improve.

Our Acclaim-2 clinical trial is designed as a Phase 1/2 study using a combination of REQORSA with Merck & Co.’s Keytruda® in late stage NSCLC patients. Our trial design is informed by input from global leaders in lung cancer treatment.  On October 1, 2021 we filed the Acclaim-2 protocol with the FDA as an amendment to our IND.  We recently received FDA comments on the protocol to which we are responding and plan to discuss the Agency’s comments on the Phase 2 portion of the protocol prior to Phase 2 initiation. We believe any revisions to the protocol as a result of this FDA interaction will result in an optimized development plan. We expect that we will initiate the Phase 1 portion of the Acclaim-2 clinical trial by the end of calendar year 2021 and we will finalize the Phase 2 portion of the trial shortly thereafter, and in any event, well before the expected commencement of the Phase 2 study.

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education ("University of Pittsburgh") for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. Our diabetes product candidate is currently being evaluated in preclinical studies at the University of Pittsburgh.

Oncology Platform

Utilizing our non-viral ONCOPREX Nanoparticle Delivery System, we are developing cancer treatments that are designed to administer cancer fighting genes. We encapsulate the gene-expressing plasmids using lipid nanoparticles, and administer them intravenously, where they are then taken up by tumor cells and express proteins that are missing or found in low quantities in the tumor cells. With our lead drug candidate, REQORSA, there is a multimodal mechanism of action whereby REQORSA interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has also been shown to block mechanisms that create drug resistance.

We believe that our delivery system could allow delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates. We believe that REQORSA’s combination of pan-kinase inhibition, direct induction of apoptosis, anti-cancer immune modulation and complementary action with targeted drugs and immunotherapies is unique, and positions REQORSA to provide treatment for patients with NSCLC and possibly other cancers, who are not benefitting from current therapies.

Diabetes Gene Therapy

Our pre-clinical diabetes gene therapy, also referred to as GPX-002, was discovered by lead researcher Dr. George Gittes, at the Rangos Research Center at the University of Pittsburgh Medical Center Children’s Hospital. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas.

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

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract research, manufacturing, and testing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the condensed balance sheets and within research and development expense in the condensed statements of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are capitalized and included in research and development supplies.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to September 30, 2021. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources nor did we have any commitments or contractual obligations.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into three categories: research and development, general and administrative and depreciation.

Research and development. Research and development expenses consist primarily of:

•	costs incurred to conduct research, such as the discovery and development of our current and potential product candidates;
•	costs related to the production and storage of supplies for engineering purposes and storage and usage of clinical supplies, including waste created in the process of producing clinical materials, spoilage, and testing of clinical materials;
•	costs related to the use of contract manufacturers, manufacturing consultants, testing organizations, cold-storage facilities, and logistics service providers;
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

We expect our research and development expenses to increase in the future as we advance our current and future product candidates into and through clinical trials, as we pursue regulatory approval of our current and potential product candidates in the United States and Europe, and as we expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability, and limited contracted partners. We may never succeed in achieving regulatory approval for any of our current or future product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020.

Research and Development Expense

Research and development ("R&D") expense for the three months ended September 30, 2021, was $1,431,999 as compared to $1,350,016 for the three months ended September 30, 2020. The increase of $81,983, or 6%, is due primarily to increase in R&D headcount and clinical strategy expenses for setup and preparation of our Acclaim-1 and Acclaim-2 trials.

R&D expense for the nine months ended September 30, 2021, was $5,127,419 as compared to $4,983,530 for the nine months ended September 30, 2020. The increase of $143,889, or 3%, is primarily due to increase in R&D headcount, increases manufacturing and testing costs of REQORSA, and advancements in preparation for our Acclaim-1 and Acclaim-2 trials. Equity-based compensation associated with R&D personnel, a non-cash expense, accounted for significant amount of expenses for the nine months ended September 30, 2020, due to a larger than normal share-based compensation expense in 2020 associated with a one-time accelerated vesting of options held by a former R&D executive pursuant to his separation agreement. Excluding equity-based compensation for R&D personnel, R&D expense was $4,795,983 and $2,823,954 for the nine months ended September 30, 2021, and 2020, respectively. The increase of $1,972,029, or 70%, is primarily due to (i) major advancements in our manufacturing programs manufacturing and testing drug product for our Acclaim-1 and Acclaim-2 clinical trials, (ii) increased usage of third-parties, including CROs, to setup clinical trial electronic data systems for our Acclaim-1 clinical trial and to develop clinical strategies for our Acclaim-1 and Acclaim-2 clinical trials, and (iii) significant increase in R&D personnel to support our Acclaim-1 and Acclaim-2 trials. We anticipate that these R&D activities will continue throughout 2021 and thereafter and will continue to include costs related to the ongoing support of our Acclaim-1 and Acclaim-2 clinical trials.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended September 30, 2021, was $2,000,437 as compared to $1,421,863 for the three months ended September 30, 2020. The increase of $578,574, or 41%, is primarily due to increase in G&A headcount and professional fees, insurance premiums, and equity-based compensation for employees and consultants to support the overall growth of the Company from 12 full-time employees to 16 full-time employees during the period.

G&A expense for the nine months ended September 30, 2021, was $8,774,844 as compared to $7,731,550 for the nine months ended September 30, 2020. The increase of $1,043,294, or 13%, is due to increase in G&A headcount, accrual of PTO and employee bonuses due to new PTO policies and implementation of a total rewards strategy for recruitment and retention of employees, increases in insurance premiums, and increases in equity-based compensation for employees and consultants to support the overall growth of the company from 10 full-time employees to 16 full-time employees during the nine months ended September 30, 2021.

Interest Income. Interest income was $1,060 and $2,650 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $1,590, or 60%. Interest income was $4,146 and $17,467 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $13,321, or 76%. The decreases associated with interest income for the three and nine months ended September 30, 2021 were due to changes in the cash balances associated with money market instruments.

Depreciation Expense. Depreciation expense was $6,489 and $5,714 for the three months ended September 30, 2021 and 2020, respectively, an increase of $775, or 14%. Depreciation expense was $15,579 and $16,843 for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $1,264, or 8%. The changes in associated depreciation expense for the three and nine months ended September 30, 2021, were due to the timing of purchases of computer equipment for new employees.

Liquidity and Capital Resources

From inception through September 30, 2021, we have never generated revenue from product sales and have incurred net losses in each year. As of September 30, 2021, we had an accumulated deficit of $72,335,925. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2020, we sold an aggregate of 16,697,884 shares of common stock for total net proceeds of $34,493,423 pursuant to registered direct offerings and issued 7,104,524 shares of common stock upon the exercise of warrants and options for gross proceeds of $3,857,886. During the nine months ended September 30, 2021, we sold an aggregate of 4,000,000 shares of common stock for total net proceeds of $23,192,500 pursuant to a registered direct offering and issued 670,889 shares of common stock upon the exercise of options for gross proceeds of $677,912.

As of September 30, 2021, we had $42,020,527 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and our Acclaim-2 clinical trials. Acclaim-1 was initiated in June 2021 with the FDA having reviewed and confirmed all comments had been addressed regarding the protocol with respect to such trial and our engagement of our first clinical site. The Acclaim-1 trial is open for enrollment at this site but we have not yet enrolled our first patient. We believe that the first patient will be enrolled in the fourth quarter of 2021, or the first quarter of 2022. On October 1, 2021, we filed the Acclaim-2 protocol with the FDA as an amendment to our IND. We recently received FDA comments on the protocol to which we are responding and plan to discuss the Agency’s comments on the Phase 2 portion of the protocol prior to Phase 2 initiation. We believe any revisions to the protocol as a result of this FDA interaction will result in an optimized development plan. We expect that we will initiate the Acclaim-2 clinical trial by the end of 2021. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

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

The following table sets forth the primary sources and uses of cash and cash equivalents during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(11,066,850)	$(10,043,034)
Net cash provided by investing activities	89,781	4,415
Net cash provided by financing activities	25,677,911	29,094,513
Net increase in cash and cash equivalents	$14,700,842	$19,055,894

Cash used in operating activities

Net cash used in operating activities was $11,066,850 and $10,043,034 for the nine months ended September 30, 2021 and 2020, respectively. The $1,023,816, or 10%, increase in net cash used in operating activities during the nine months ended September 30, 2021, was due to us increasing headcount and advancing manufacturing and clinical programs in anticipation of our Acclaim-1 and Acclaim-2 clinical trials.

Cash used in investing activities

Net cash provided by investing activities was $89,781 and $4,415 for the nine months ended September 30, 2021 and 2020, respectively. This increase of $85,366, or 1934%, was primarily due to timing of manufacturing programs to develop and test REQORSA and patent prosecution costs related to defending our technologies. Investments in property and equipment were negligible between the nine months ended September 30, 2021 and 2020. Investments in intellectual property was $70,777 greater for the nine months ended September 30, 2020, than the nine months ended September 30, 2021 due to patent prosecution costs related to the acquisition of our diabetes technology in the first half of 2020. Reductions in R&D materials was $20,540 greater for the nine months ended September 30, 2020 than the nine months ended September 30, 2021, and was due to timing of quality testing of REQORSA in preparation for our Acclaim-1 and Acclaim-2 clinical trials.

Cash provided by financing activities

Net cash provided by financing activities was $25,677,911 and $29,094,513 during the nine months ended September 30, 2021 and 2020, respectively. The decrease of $3,416,602, or 12%, in net cash provided by financing activities was due to our selling of more common stock in capital raising activities and greater option and warrant exercises during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

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

In response to the material weakness described above, during the quarter ended September 30, 2021, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, management continued to implement certain remediation measures to improve our internal controls over financial reporting and to remediate previously identified material weaknesses. However, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we issued and sold the following unregistered securities:

1)	On July 1, 2021, we issued 5,000 shares of our common stock to a consultant in consideration for services during the three months ended September 30, 2021.

2)

On July 1, 2021, we issued a warrant to purchase up to 25,000 shares of our common stock at an exercise price of $3.36 per share, the closing price of the common stock on the date the warrant was issued, to a consultant in consideration for services.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1*	Form of Warrant Agreement, dated as of July 1, 2021.

10.2	Offer Letter between Genprex, Inc. and Mark S. Berger, M.D. dated September 27, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2021).

10.3	Offer Letter between Genprex, Inc. and Hemant Kumar, PhD. dated September 27, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2021).

10.4+	Option Award Agreement between Genprex, Inc. and Mark S. Berger, M.D. dated September 27, 2021 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2021).

10.5+	Option Award Agreement between Genprex, Inc. and Hemant Kumar, PhD dated September 27, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 28, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, is formatted in Inline XBRL.

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: November 15, 2021	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)