Form 10-K
period 2021-12-31
Genprex, Inc.
filed 2022-03-30
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38244

Genprex, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	90-0772347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3300 Bee Cave Road #650-227
Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 774-4679

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	GNPX	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $151 million, computed by reference to the closing price of the registrant’s common stock on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) of $3.35 per share, as reported by The Nasdaq Capital Market.

As of March 15, 2022, there were 47,879,708 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2022 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2021.

TABLE OF CONTENTS

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•	Market conditions;

•	Our capital position;

•	Our ability to compete effectively and with larger better financed pharmaceutical companies;

•	Our uncertainty of developing marketable products;

•	Our ability to develop and commercialize our products;

•	Our ability to obtain regulatory approvals;

•	Our ability and third parties’ ability to maintain and protect intellectual property rights;

•	Our ability to raise additional future financing and possible lack of financial and other resources;

•	The ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

•	The success of our clinical trials through all phases of clinical development;

•	Any delays in regulatory review and approval of our current and future product candidates;

•	Our dependence on third-party manufacturers to supply or manufacture our products;

•	Our ability to control product development costs;

•	Our ability to attract and retain key employees;

•	Our ability to enter into new strategic collaborations, licensing or other arrangements;

•	Changes in government regulation affecting product candidates that could increase our development costs;

•	Our involvement in patent and other intellectual property litigation that could be expensive and divert management’s attention;

•	The possibility that there may be no market acceptance for our products; and

•	Changes in third-party reimbursement policies which could adversely affect potential future sales of any of our products that are approved for marketing.

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

PART I

Item 1. Business.

Overview

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs.  Our oncology platform utilizes our non-viral ONCOPREX™ Nanoparticle Delivery System.  Using this system, we encapsulate plasmids that express tumor suppressor genes within lipid nanoparticles and intravenously administer the encapsulated plasmids which are taken up by the tumor cells, after which the tumor suppressor genes express proteins that are missing or found in low quantities in the tumor cells.  Our diabetes technology is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

Oncology Platform

Our lead oncology drug candidate, REQORSA™ Immunogene Therapy, also sometimes referred to as GPX-001, initially is being developed in combination with top selling cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). The active agent in REQORSA is a plasmid that expresses a tumor suppressor gene named TUSC2. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA also has been shown to block mechanisms that create drug resistance and to be complementary with targeted drugs and immunotherapies.  We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, who are not benefitting from current therapies.

We currently are enrolling one Phase 1/2 clinical trial in NSCLC and are about to begin enrolling a second Phase 1/2 clinical trial in NSCLC. The Acclaim-1 clinical trial (“Acclaim-1") is using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with activating epidermal growth factor receptor ("EGFR") mutations, whose disease progressed after treatment with Tagrisso. The first patient was dosed in Acclaim-1 in February 2022. We expect the Phase 1 portion of Acclaim-1 to be completed by year end 2022. Our Acclaim-2 clinical trial (“Acclaim-2”) is expected to begin enrolling patients in April 2022 and is using a combination of REQORSA with Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease progressed after treatment with Keytruda. We expect to complete the Phase 1 portion of Acclaim-2 by the first quarter of 2023.

The Food and Drug Administration (“FDA”) has granted two Fast Track Designations, one for use of REQORSA in the patient population targeted in each of these trials.

The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").  We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates.

Diabetes Gene Therapy

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas. Our diabetes product candidate is currently being evaluated in preclinical studies at the University of Pittsburgh.

Our Pipeline

Our technologies are designed to administer disease-fighting genes to provide new treatment options for large patient populations with cancer and diabetes who currently have limited treatment options. We are developing our lead product candidate REQORSA to be administered with targeted therapies and with immunotherapies for NSCLC. We continue to conduct preclinical research to explore how REQORSA may be administered with targeted therapies and immunotherapies in other solid tumors, and we are researching how other cancer fighting genes can enhance our portfolio using our ONCOPREX Nanoparticle Delivery System. Recently, we expanded our pipeline to include Small Cell Lung Cancer (“SCLC”) and expect to commence a clinical trial by year end 2022. Using a different gene therapy delivery system, we are also developing our pre-clinical diabetes candidate, GPX-002. The following table summarizes our product development pipeline.

Introduction – Cancer

Cancer and Genetic Mutations. Cancer results from genetic mutations. Mutations that lead to cancer are usually present in two major classes of genes: oncogenes, which are involved in functions such as signal transduction and transcription; and tumor suppressor genes, which play a role in governing cell proliferation by regulating transcription. Transduction is the process by which chemical and physical signals are transmitted through cells. Transcription is the process by which a cell’s DNA sequence is copied to make RNA molecules, which then can lead to protein expression. In cancer cells, the oncogene mutations may overwhelm the natural tumor suppression processes, or those tumor suppression processes may be impaired or absent. Functional alterations due to mutations in oncogenes or tumor suppressor genes may result in the abnormal and uncontrolled growth patterns characteristic of cancer. These genetic alterations facilitate such malignant growth by affecting signal transduction pathways and transcription, thus inhibiting normal growth signaling in the cell, circumventing the natural process of apoptosis, evading the immune system’s response to cancer, and inducing angiogenesis, which is the formation of new blood vessels that supply cancer cells.

The most common genetic alterations present in lung cancer are in tumor suppressor genes.  No targeted small molecule drugs have successfully been developed against tumor suppressor gene mutations in NSCLC.

Another genetic condition often associated with lung cancer are mutations of tyrosine kinases. Tyrosine kinases are enzymes that play an important role in signal transduction through the modification of proteins by adding (phosphorylation) or taking away (dephosphorylation) phosphate groups on the amino acid tyrosine, to change the proteins’ function. When an EGFR ligand binds to the EGFR, two EGFR transmembrane proteins are brought close together on the cell membrane surface, and the intracellular tyrosine kinase domains can autophosphorylate, and activate downstream processes, including cell signaling pathways that can lead to cell growth and proliferation. EGFRs can act similarly to a switch that turns “on” and “off” when phosphate groups are either added or taken away. Mutated kinases can have a malfunctioning on/off switch, causing the switch to be stuck in the “on” position leading to the loss of control of cell growth.

Cancer and the Immune System. Cancer can also spread when the body’s natural immune functions are impaired, including by the cancer cells themselves. PD-1, or Programmed Death-1, is a receptor expressed on the surface of activated T cells, which are part of the body’s immune system. PD-L1 is a ligand for PD-1 which is expressed on the surface of cancer and other cells. The binding of PD-1 to PD-L1 has been speculated to contribute to cancer cells’ ability to evade the body’s immune response. PD-1 and similar molecules are called immune checkpoint inhibitors because they can impede the normal immune response, for example by blocking the T cells from attacking the cancer cells. In many cancers, PD-L1 is up-regulated. Substantial research has been performed in the emerging field of immuno-oncology to discover drugs or antibodies that could block PD-L1 and similar receptors. It is believed that blocking the PD-1/PD-L1 interaction pathway and other similar checkpoints, such as cytotoxic T-lymphocyte-associated protein 4, or CTLA-4, with drugs called checkpoint inhibitors can prevent cancer cells from inactivating T cells, leading to an attack of the immune system on the cancer.

Current Treatment of NSCLC. Chemotherapy is the standard treatment for the majority of NSCLC patients, as it is for many other cancer patients. Because it is a non-selective systemic treatment, rather than a targeted approach to treating cancer, chemotherapy also kills healthy cells and has a number of other undesirable side effects.

A subset of NSCLC patients carry one or both of two EGFR mutations, referred to as exon 19 deletion and exon 21 substitution, which make their tumors sensitive to EGFR tyrosine kinase inhibitors ("EGFR TKIs"). Several pharmacological and biological approaches, including EGFR TKIs, have been developed specifically to block activated EGFR for cancer therapy. EGFR TKI drugs are the most common targeted therapies used in lung cancer.  Several EGFR TKI therapies are marketed commercially including, but not limited to, Tagrisso, Tarceva, Iressa and Gilotrif.

Approximately 17% of NSCLC patients of North American and European descent and approximately 30% to 50% of NSCLC patients of Asian descent have activating EGFR mutations. This means that the majority of NSCLC patients do not have activating EGFR mutations and are therefore “EGFR negative” and not optimal candidates for EGFR TKIs.

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

Epidemiology of Lung Cancer. According to the World Health Organization in 2020, lung cancer was the leading cause of cancer deaths worldwide, causing more deaths than colorectal, breast, liver, or stomach cancers. In 2020, there were more than 2 million new lung cancer cases and 1.8 million deaths from lung cancer worldwide. In the United States, according to the American Cancer Society, it is estimated that in 2022 there will be more than 236,000 new cases of lung cancer and more than 130,000 deaths from this disease. NSCLC represents 84% of all lung cancers and the five-year survival rate for patients with NSCLC with distant spread is 7 percent. SCLC represents about 13% of lung cancer patients and the five-year survival rate for patients with SCLC with distant spread is 3 percent. With limited benefit from current therapies, we believe there is a significant unmet medical need for new treatments for NSCLC and SCLC in the United States and globally, and we believe REQORSA may be suitable for the majority of lung cancer patients.

REQORSA™

REQORSA™ immunogene therapy is designed to (i) interrupt cell signaling pathways that cause replication and proliferation of cancer cells, (ii) target and kill cancer cells, and (iii) stimulate the natural immune responses against cancer. REQORSA is an immunogene therapy in that it combines features of gene therapy and immunotherapy.  It up-regulates TUSC2 expression in the cell, and also increases the anti-tumor immune cell population and down-regulates PD-L1, thereby potentially boosting the immune response to cancer.

REQORSA consists of the TUSC2 gene expressing plasmid encapsulated in non-viral nanoparticles made from lipid molecules (our ONCOPREX Nanoparticle Delivery System) with a positive electrical charge. REQORSA is injected intravenously and specifically targets cancer cells. Cancer cells have elevated metabolism compared to healthy cells and as a result, are negatively charged compared to healthy cells, which are positively charged, or charge neutral. REQORSA is designed to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Tumor biopsy studies conducted at MD Anderson show that, in three patients, the uptake of TUSC2 in tumor cells after REQORSA treatment was 10 to 33 times the uptake in normal cells. We believe that REQORSA, is the first systemic gene therapy to be used for cancer in humans. REQORSA is unlike other gene therapies, which either need to be delivered directly into tumors or require cells to be removed from the body, re-engineered and then reinserted into the body.

Many approved cancer therapeutics target only single molecules or a single specific genetic abnormality related to driving the proliferation and survival of cancer cells. In contrast, REQORSA has been shown to have a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for programmed cell death (apoptosis) in cancer cells, and modulates the immune response against cancer cells. REQORSA also has been shown to block mechanisms that create drug resistance.

Resistance to targeted drugs and checkpoint inhibitors develop through activation of alternate bypass pathways. For example, when PD-1 is blocked, the TIM-3 checkpoint is up-regulated. We believe that REQORSA’s multimodal activity will block emerging bypass pathways, thereby potentially reducing the probability that drug resistance develops.

Our preclinical and clinical data indicate that REQORSA is well tolerated and may be effective alone or in combination with targeted small molecule therapies. Preclinical data indicate that REQORSA may also be effective with immunotherapies, and in a three-drug combination with immunotherapy and chemotherapy. These data suggest that REQORSA, when combined with other therapies, may be effective in a large population of lung cancer patients.

TUSC2, the Active Agent in REQORSA™

TUSC2 is a multifunctional gene that plays a vital role in cancer suppression and normal cell regulation. Key TUSC2 anti-cancer mechanisms of action include the inactivation of multiple oncogenic kinases, the induction of apoptosis, the control of cell signaling and inflammation, and modulation of the immune system to fight cancer. REQORSA has also been shown to block mechanisms that create drug resistance. Our pre-clinical data indicate that REQORSA in combination with both EGFR TKIs and with immunotherapies can achieve results more favorable than results achieved with either REQORSA or such other therapies alone, and may make those drugs effective for patients with drug resistance who would not otherwise benefit from them.

Normal TUSC2 function is often inactivated at the early onset of cancer development, making TUSC2 a potential target for all stages of cancer, including metastatic disease. The TUSC2 protein is reduced or absent in approximately 85% of lung cancers. In patients with NSCLC, the loss of TUSC2 expression has been associated with significantly worse overall survival than when TUSC2 expression is not impaired.

Studies show TUSC2 protein functions as a key mediator in the Apaf1-mediated mitochondrial apoptosis pathway by recruiting and directing cytoplasmic Apaf1 protein to a critical cellular location and activating it in situ, thereby up-regulating activity of other proapoptotic effectors. Normally TUSC2 functions to mediate apoptosis in cancer cells through interaction with Apaf1 and also down-regulates multiple tyrosine kinases including EGFR, AKT, platelet-derived growth factor receptor ("PDGFR"), c-Kit, and c-Abl.

In normal cells, the proteins involved in the PI3K/AKT/mTOR pathway play an important role in cellular function and cellular trafficking. In this pathway, PI3K, a kinase, generates messenger molecules required to translocate AKT, another protein kinase, to the cell’s plasma membrane where it is phosphorylated and activated. These proteins are often found to be aberrantly active in cancers, causing cells to lose their ability to control cell growth, proliferation, and differentiation. Thus, mutations in PI3K (overexpression) and its upstream activators, such as EGFR, have been associated with many forms of cancers.

Similarly, proteins in the Ras/MAPK pathway, which is a signal transduction pathway that transduces signals to the cell nucleus where specific genes are activated for cell growth, division and differentiation, play a critical role in cellular responses to various stress stimuli, including osmotic stress, DNA damage, and inflammation. As shown in the figures below, the TUSC2 protein, a potent pan-kinase inhibitor, blocks multiple cell signaling pathways downstream of the receptor (EGFR in the figures), leading to cell cycle interruption and thereby preventing cancer cell proliferation and survival.

Under stress conditions, such as oncogenic stress, cells go through a regulated process of programmed cell death, also known as apoptosis. The TUSC2 protein interacts via various apoptotic signaling pathways such as Apa1 to stimulate programmed cell death via the release of caspases, enzymes that play a significant role in apoptosis.

Pan-Kinase Inhibition by TUSC2

Stimulation of Apoptotic Signaling by TUSC2

Our clinical and preclinical data indicate that the combination of REQORSA with EGFR TKIs, may increase anti-tumor activity in cancers with or without EGFR mutations and in cancers that have become resistant to EGFR TKI therapy, thus expanding the number of patients who could benefit from those drugs.

TUSC2 and the Immune Response. In addition to its pro-apoptotic cytotoxicity and tyrosine kinase inhibitory activity, TUSC2 enhances the immune response to cancer. Data from preclinical studies at MD Anderson has shown a therapeutic benefit from the combination of TUSC2 and anti-PD-1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, natural killer ("NK") cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 on the surface of cancer cells. As a result, lymphocytes expressing the PD-1 receptor are more likely to recognize the cancer cell as an altered cell that should be destroyed.  In addition, by inducing tumor cell apoptosis TUSC2 increases antigen release and presentation, thus promoting an enhanced antitumor response in the presence of other immune regulators.

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

Modulation by TUSC2 of the Immune Response to Cancer

ONCOPREX® Nanoparticle Delivery System

Our oncology platform consists of anti-cancer genes expressing DNA plasmids contained in non-viral lipid nanoparticles delivered intravenously. REQORSA utilizes the ONCOPREX® Nanoparticle Delivery System to encapsulate the TUSC2 gene in positively charged nanoparticles that bind to negatively charged cancer cells, and then enter the cancer cell through selective endocytosis, a process by which cells take in substances from outside the cell by engulfing them in a vesicle. The nanoparticles in our system differ significantly from liposomes historically used for drug delivery in that they are true particles encapsulating the therapeutic payload within a bilamellar lipid coat.

Operation of the ONCOPREX Nanoparticle Delivery System

The particle size is small enough to allow REQORSA to cross tight barriers in the lung, but large enough to avoid accumulation or clearance in the liver, spleen, and kidney. The cationic (positive) charge of the nanoparticles target cancer cells. A Phase 1 clinical trial showed that intravenous REQORSA therapy selectively and preferentially targeted tumor cells, resulting in anticancer activity. The nanoparticles are non-immunogenic, allowing repetitive therapeutic dosing and providing extended half-life in the circulation.

The ONCOPREX Nanoparticle Delivery System is a non-viral delivery system. Most gene therapies rely on viral based delivery systems. The benefit of the viral system is that viruses are skilled at penetrating cells. However, viruses can also affect more than one type of cell and it is possible that the virus may infect additional cells, other than the targeted cells containing mutated genes. If this happens, healthy cells may be damaged causing other illness or diseases, such as cancer. With REQORSA, once it is taken up into a cancer cell, the TUSC2 gene is expressed and TUSC2 protein is capable of restoring certain defective functions in the cancer cell. REQORSA has been designed using the ONCOPREX Nanoparticle Delivery System to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Tumor biopsy studies conducted at MD Anderson showed that, in three patients, the uptake of TUSC2 in tumor cells after REQORSA treatment was 10 to 33 times the uptake in normal cells.  REQOURSA is also delivered systemically as opposed to most other gene therapies.

REQORSA Origins

TUSC2 was discovered through a lung cancer research consortium from MD Anderson and The University of Texas Southwestern Medical Center along with the National Cancer Institute. The TUSC2 discovery teams included Jack A. Roth, MD, FACS, chairman of our Scientific Advisory Board.

Our technology discoveries and research and development programs have been the subject of numerous peer-reviewed publications and have been supported by Small Business Innovation Research ("SBIR") grants and grants from the National Institutes of Health, the United States Department of Treasury, and the State of Texas. We hold a worldwide, exclusive license from MD Anderson to patents covering the therapeutic use of TUSC2 and other genes that have been shown to have cancer fighting properties, as well as a number of related technologies, including 18 issued patents and 17 pending patent applications. The rights we have obtained pursuant to our license agreement with MD Anderson are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government.

REQORSA Development Rationale and Strategy

Our goal is to utilize our novel immunogene platform to provide more effective treatments to large patient populations suffering from devastating illness.

REQORSA, our lead product candidate, initially is being developed as a potential treatment for NSCLC.  Clinical and preclinical data indicate that REQORSA, when combined with EGFR TKIs such as Tagrisso, Tarceva and Iressa, provides a synergistic effect that could also benefit the larger population of NSCLC patients who are EGFR negative (which means they are not expected to benefit from EGFR TKI drugs alone). Further, our data shows that REQORSA may re-sensitize EGFR positive patients who become resistant to, and therefore no longer benefit from, EGFR TKIs alone. Thus, REQORSA may both significantly expand the benefit of EGFR TKIs to the majority of patients who do not have EGFR activating mutations, and also extend the usefulness and benefit of EGFR TKIs for the population of NSCLC patients who are EGFR positive, but whose tumors progress on EGFR TKIs. Preclinical and clinical data support our belief that REQORSA may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need, and also served as the basis for the receipt from the FDA in January 2020 of our first Fast Track Designation. In granting this first Fast Track Designation, the FDA found that REQORSA has the potential to provide a benefit over existing therapies for patients whose tumors progress on Tagrisso. This first FDA Fast Track Designation is for use of the combination of REQORSA with Tagrisso for the treatment of NSCLC patients with EGFR mutations whose tumors progressed after treatment with Tagrisso.

Pre-clinical data also have shown that REQORSA enhances the immune response to cancer. Data from preclinical studies at MD Anderson have shown a therapeutic benefit from the combination of TUSC2 and anti-PD-1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, NK cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 receptors on the surface of cancer cells. This data, along with our previous pre-clinical and clinical data, provided the basis for the receipt from the FDA in December 2021 of our second Fast Track Designation. In granting this second Fast Track Designation, the FDA found that REQORSA has the potential to provide a benefit over existing therapies for patients whose tumors progress on Keytruda. This second FDA Fast Track Designation is for use of the combination of REQORSA with Keytruda for the treatment of NSCLC patients whose tumors progressed after treatment with Keytruda.

Pre-clinical studies by MD Anderson researchers have included combining REQORSA with:

●	the EGFR TKI gefitinib (marketed as Iressa® by AstraZeneca Pharmaceuticals) in animals and in human NSCLC cells;
●	third generation EGFR TKIs such as osimertinib (marketed as Tagrisso® by AstraZeneca Pharmaceuticals);
●	MK2206 in animals (MK2206 is an inhibitor of AKT kinases, which affect cell signaling pathways downstream from tyrosine kinases);
●	the anti-PD-1 antibody pembrolizumab (the checkpoint inhibitor marketed as Keytruda® by Merck & Co.) in animals;
●	the anti-PD-1 antibody nivolumab (the checkpoint inhibitor marketed as Opdivo® by Bristol-Myers Squibb Company) in animals; and
●	the anti-CTLA4 antibody ipilimumab (marketed as Yervoy® by Bristol-Myers Squibb Company) in animals.

The manufacturers of the marketed drugs were not involved in any of our clinical or preclinical studies. In clinical studies involving marketed drugs, the drugs were administered concurrently with REQORSA without being modified in any way, and the antibodies used in our preclinical studies that did not use the marketed drugs were the non-humanized equivalent to marketed drugs.

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

In June 2021, the FDA reviewed and confirmed that all comments had been addressed regarding our clinical trial protocol for our Acclaim-1 trial, a Phase 1/2 open-label, dose-escalation and clinical response study of REQORSA in combination with Tagrisso in patients with advanced, EGFR-mutant, metastatic non-small-cell lung cancer who have progressed after treatment with Tagrisso. We anticipate enrolling patients at approximately 15 clinical sites and estimate that the Phase 1 portion of the Acclaim-1 trial will enroll up to 18 patients and that the Phase 2 portion will enroll approximately 74 patients.  Patients enrolled in the Phase 2 portion of the study will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to Tagrisso monotherapy. Prior to entry into the trial, patients may receive local therapy such as radiation therapy, to progressing lesions. Patients will be treated until disease progression or unacceptable toxicity is experienced. Patients must have histologically confirmed unresectable stage III or IV EGFR-positive NSCLC (any histology) with:

●	radiological progression on Tagrisso (third generation EGFR-TKI); and
●	an ECOG performance status of 0 to 1.

The primary endpoint of the Phase 1 portion is dose limiting toxicity ("DLT"), defined as ≥Grade 3 prolonged non-hematological or ≥Grade 4 prolonged hematological toxicity occurring during the first cycle of therapy and considered to be possibly, probably, or definitely related to REQORSA and Tagrisso combination therapy. The primary endpoint of the Phase 2 portion of the trial is progression-free survival which is defined as time from randomization to disease progression) or death. Patients will be followed for up to 12 months following administration of their last dose of Tagrisso.

In February 2022 we dosed the first patient in the Acclaim-1 trial. We expect the Phase 1 portion of the Acclaim-1 trial will be completed by year end 2022.

Acclaim-2

In December 2021, we received Fast Track Designation from the FDA for use of REQORSA in combination with the checkpoint inhibitor Keytruda for the treatment of advanced NSCLC patients whose tumors progressed after treatment with Keytruda.

In 2019, preclinical data were presented by MD Anderson collaborators relating to the combination of TUSC2, the active agent in REQORSA, with Keytruda showing that TUSC2 combined with the checkpoint blockade mechanism of action of Keytruda was more effective than Keytruda alone in increasing the survival of mice with a human immune system (humanized mice) that had metastatic lung cancer. MD Anderson also presented preclinical data in 2019 for the combination of TUSC2, Keytruda and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2 demonstrates synergy with Keytruda and with Keytruda combined with chemotherapy, and thus, may improve on the first-line standard of care for lung cancer. In May 2020, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson for the use of TUSC2 in combination with immunotherapies, including Keytruda, and also for the use of TUSC2 in a three-drug combination of TUSC2, immunotherapy and chemotherapy.

The Acclaim-2 trial is a Phase 1/2 open-label, dose-escalation and clinical response study of REQORSA in combination with Keytruda in patients with advanced, metastatic non-small-cell lung cancer who have progressed after treatment with Keytruda. We anticipate enrolling patients at approximately 15 clinical sites and estimate that the Phase 1 portion of the Acclaim-2 trial will enroll up to 30 patients and that the Phase 2 portion will enroll approximately 126 patients.  Patients enrolled in the Phase 2 portion of the study will be randomized 2:1 to either REQORSA and Keytruda combination therapy or to chemotherapy (docetaxel with or without ramucirumab). Patients will be treated until disease progression or unacceptable toxicity is experienced.  Patients must have histologically confirmed unresectable stage III or IV NSCLC (any histology) with:

●	radiological progression on Keytruda; and
●	an ECOG performance status of 0 to 1.

The primary endpoint of the Phase 1 portion is dose limiting toxicity ("DLT"), defined as ≥Grade 3 prolonged non-hematological or ≥Grade 4 prolonged hematological toxicity occurring during the first cycle of therapy and considered to be possibly, probably, or definitely related to REQORSA and Keytruda combination therapy. The primary endpoint of the Phase 2 portion of the trial is progression-free survival which is defined as time from randomization to disease progression) or death. Patients will be followed for up to 12 months following administration of their last dose of Keytruda.

The Acclaim-2 trial is expected to open and begin enrolling patients in April 2022. We expect the Phase 1 portion of the Acclaim-2 trial will be completed by the first quarter of 2023.

ONC-001: REQORSA™ Phase 1 Monotherapy Trial (completed)

In 2012, MD Anderson researchers completed a Phase 1 clinical trial of REQORSA as a monotherapy (the “Phase 1 Monotherapy Trial”) in patients with advanced NSCLC with disease progression at study entry.  The primary objective of the REQORSA Monotherapy Trial was to assess the toxicity of REQORSA administered intravenously and to determine the maximum tolerated dose ("MTD") and recommended Phase 2 dose of REQORSA alone. Secondary objectives were to assess the expression of TUSC2 following intravenous delivery of REQORSA in tumor biopsies and also to assess the anticancer activity of REQORSA. This trial showed that REQORSA was well tolerated and established the MTD and the therapeutic dosage for REQORSA at 0.06 mg/kg administered every 21 days. This MTD was established based on the occurrence of an asymptomatic, Grade 3 laboratory abnormality in 2 patients.  Although this trial was not designed to show changes in outcomes, a halt in cancer growth was observed in a number of patients, and tumor regressions occurred in primary lung tumors and metastatic cancers in the liver, pancreas, and lymph nodes. In addition, pre- and post-treatment patient biopsies demonstrated that intravenous REQORSA selectively and preferentially targeted patients’ cancer cells, and suggested that clinical anti-cancer activity was mediated by TUSC2.

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

ONC-002: Phase 1/2 - Trial Combining REQORSA with Tarceva (Phase 1 portion completed; Phase 2 portion no longer enrolling in favor of conducting Acclaim-1)

Phase 1 Portion: The Phase 1 Monotherapy Trial showed that REQORSA is well tolerated, that high levels of TUSC2 expression are detected in the tumor post-treatment, and that there was evidence of tumor growth suppression. Based on the results from the Phase 1 Monotherapy Trial and substantial preclinical evidence that REQORSA is complementary with EGFR TKIs, we began a Phase 1/2 trial (the “Phase 1/2 Combination Tarceva Trial”) at MD Anderson combining REQORSA with Tarceva in patients with Stage IV (metastatic) or recurrent NSCLC that is not potentially curable by radiotherapy or surgery.  Patients were enrolled whether or not they had an activating EGFR mutation. Enrollment in the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial commenced in 2014 at MD Anderson with Dr. Charles Lu as the Principal Investigator.

In the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial, 18 subjects were treated with the following dose levels:

Dose Level	Drug Doses
1	Tarceva (100 mg/day) + REQORSA (0.045 mg/kg)
2	Tarceva (100 mg/day) + REQORSA (0.060 mg/kg)
3	Tarceva (150 mg/day) + REQORSA (0.045 mg/kg)
4	Tarceva (150 mg/day) + REQORSA (0.060 mg/kg)

As in the Phase 1 Monotherapy Trial, subjects received a pre-treatment regimen of oral and intravenous dexamethasone and diphenhydramine to prevent infusion reaction symptoms such as fever, along with an infusion of REQORSA every three weeks. Subjects received oral Tarceva daily during each three-week cycle during the treatment period.

The Phase 1 portion of the Phase 1/2 Combination Tarceva Trial was also a dose escalation study with the primary purpose of determining the MTD. DLT were defined as grade 3, 4, or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1, one subject had grade 3 adverse events of fatigue, muscle weakness, and hyponatremia (low sodium level) considered to be related to the study treatment (Tarceva). Therefore, three additional subjects were treated at this dose level (six subjects total), none of whom suffered a DLT. At dose level 2, there were no DLTs. At dose level 3, one subject had a grade 3 rash considered to be related to the study treatment (Tarceva); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects suffered a DLT. At dose level 4, there were no DLTs; thus dose level 4, as the highest dose evaluated, was determined to be the dose to be used in the Phase 2 portion of the study.

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

Once the Phase 2 dose for the study treatment combination was determined in the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial to be Dose Level 4, accrual proceeded with the Phase 2 portion of the study. Since the eligibility criteria, drug administration details (other than dose) and evaluation details were identical for the Phase 1 portion and the Phase 2 portion, the three subjects in the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial who were treated at the Phase 2 dose were included in the analysis of the Phase 2 portion of the study.

Phase 2 Portion: The Phase 2 portion of the Phase 1/2 Combination Tarceva Trial was designed to include subjects treated with the combination of REQORSA and Tarceva at the Phase 2 dose with the primary goal of measuring the response rate, and secondary endpoints of stable disease, time to progression and overall survival. The response rate for cancer therapies is defined under the RECIST as Complete Response (CR) + Partial Response (PR); disease control rate is defined under the RECIST criteria as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD) > 8 weeks.

Enrollment criteria for the Phase 2 portion were identical to those in the first phase. Subjects enrolled in the Phase 2 portion began Tarceva on Day 8. The rationale for delaying Tarceva in the first cycle was to allow exploratory analyses of potential differential effects of REQORSA alone and in combination with Tarceva on downstream pathway activation and potential biomarkers of Tarceva resistance. Subjects received three-week cycles of REQORSA in combination with Tarceva until the occurrence of progressive disease (PD), unacceptable toxicity, withdrawal of consent, or study treatment discontinuation for other reasons, whichever occurred first.

Of the 39 patients planned for the Phase 2 portion of the trial, 10 were enrolled (three of whom were also subjects of the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial) and nine were evaluable for response under the trial protocol, because they received two or more cycles of treatment. None of the 10 subjects treated in the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial suffered a DLT. Interim results from the Phase 2 portion for the 9 evaluable patients show that:

●	One patient had a response for a study response rate of 11%; this response was a CR;
●	Four patients had tumor regression;
●	The median response duration for all patients (the median time between when response is first noted to the time when cancer progression is observed) was three months; and
●	Disease control rate for the nine patients was 78%.

The patient with the CR, a 58-year-old female, upon enrollment in the study had metastatic NSCLC following 6 cycles of pemetrexed and carboplatin and after two cycles of maintenance pemetrexed had cancer progression. The patient’s tumor had EGFR exon 18 and 20 missense mutations, which are not sensitive to Tarceva. As shown in the illustrations below, this patient had disappearance of both the lung primary tumor and the lung, liver and lymph node metastases.

Subject with RECIST Complete Response

We are no longer enrolling the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial in favor of conducting the Acclaim-1 trial.

The response rate and disease control rate observed in the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial substantially exceeds the response rate of 7% (with no CRs) and disease control rate of 58% reported for a clinical trial of the EGFR TKI afatinib (marketed as Gilotrif® by Boehringer Ingelheim Pharmaceuticals, Inc.) in a study referred to as the LUX-Lung 1 clinical trial. The LUX-Lung 1 clinical trial was a randomized, double blinded Phase 2b/3 clinical trial treating subjects with Stage IIIB or IV adenocarcinoma, a type of NSCLC.  Patients in that trial had received one or two previous chemotherapy regimens and had disease progression after at least 12 weeks of treatment with EGFR inhibitors erlotinib or gefitinib.  A total of 585 patients were enrolled in that Phase 2b/3 clinical trial, whose primary endpoint was overall survival and whose secondary endpoints included progression-free survival and RECIST response. The Phase 2 portion of our Phase 1/2 trial was not blinded, and was designed to treat NSCLC subjects regardless of EGFR status.

The following table sets forth interim data from the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial for subjects with and without EGFR mutations.  Note that two patients with disease progression on Tarceva received 10 and 12 cycles of Tarceva, respectively, before disease progression. With the combination of REQORSA and Tarceva, one of these patients had evidence of tumor regression and one had stable disease, suggesting that the combination therapy may be an effective treatment for patients progressing on Tarceva alone.

# REQORSA + TARCEVA COMBINATION

## PHASE 2 PRELIMINARY DATA IN SUBJECTS WITH OR WITHOUT EGFR MUTATIONS

| PATIENT EGFR STATUS | RESPONSE | PRIOR THERAPY | PRIOR LINES OF THERAPY |
|---|---|---|---|
| Positive (exon 18+20) | Complete Response | Chemo | 3 |
| Negative | 24% regression Target Lesion | Chemo / anti-PD1 | 2 |
| Negative | 30% regression one Target Lesion<br>18% regression all Target Lesion | Chemo / anti-PD1 | 6 |
| Positive (exon 21) / T790M Negative | Tumor Regression<br>Metabolic response *PET Scan* | Tarceva<br>*(10 cycles)* | 3 |
| Positive (exon 21) | Stable Disease | Tarceva<br>*(12 cycles)* | 2 |
| Negative | Stable Disease | Chemo | 2 |
| Negative | Stable Disease | Chemo | 4 |

- *Combination therapy (re)sensitizes lung cancer cells and/or overcomes resistance to targeted therapies and other classes of drugs (i.e. anti-PD1 inhibitor). Slowed tumor progression in 7 out of 9 evaluable patients = 78% disease control rate (DCR; RECIST criteria).*
- *9 out of 10 patients evaluable, all but one received prior treatments. One subject withdrew consent.*
- *Genprex does not intend to reopen enrollment in this Phase1/2 trial.*

Preclinical Studies of REQORSA Supporting Our Conduct of Acclaim-1

REQORSA and Tyrosine Kinases. Investigators at MD Anderson conducted preclinical research showing that REQORSA alone blocked the activation of the c-Abl tyrosine kinase. A number of other studies at MD Anderson have shown the complementary effects of REQORSA combined with a variety of targeted kinase inhibitory agents, both marketed and in various stages of clinical development, including Tarceva, Iressa, and Tagrisso.

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

Data from these and other studies suggest a combination of REQORSA with Iressa or Tarceva can promote synergistic tumor cell killing and overcome drug-induced resistance by simultaneously inactivating the EGFR and the AKT signaling pathways and by inducing apoptosis in resistant cells with nonmutated EGFR. These data suggest that NSCLC patients with an activating EGFR mutation, whose cancer progresses on Tarceva, may potentially benefit from REQORSA with Tarceva combination therapy. These data also suggest that NSCLC patients without an activating EGFR mutation (generally unresponsive to Tarceva) may potentially benefit from REQORSA with Tarceva combination therapy.  These data provided strong support for the ONC-002 trial, which combined REQORSA with Tarceva.

REQORSA in Tagrisso resistant cell lines.  Osimertinib, the only third-generation EGFR inhibitor, shows robust clinical activity, yet patients inevitably develop secondary resistance. An osimertinib resistant H1975-OsiR isogenic cell line was developed through continuous exposure to osimertinib, and an osimertinib resistant clone was selected which showed 100 fold higher resistance to osimertinib compared with its parental counterpart (H1975-parental). Xenograft tumors from both H1975-parental and H1975-OsiR cells were developed in NSG mice and were treated with osimertinib. H1975-OsiR tumors were significantly less sensitive than its parental counterpart. Synergistic antitumor activity of TUSC2+osimertinib was found in H1975-OsiR tumors where both TUSC2+osimertinib (5mg/kg) and TUSC2+osimertinib (10mg/kg) combinations showed a robust antitumor effect compared with single agent treatment groups. No synergistic effect was observed for H1975-parental tumors. In conclusion, TUSC2 therapy in combination with osimertinib showed synergistic antitumor efficacy in EGFR mutant osimertinib resistant NSCLC tumors. These data provide a strong biologic rationale for the Acclaim-1 clinical trial.

Preclinical Studies of TUSC2 in the Immune Response to Cancer Supporting Our Conduct of Acclaim-2

Preclinical studies indicate that REQORSA is selectively taken up by tumor cells with a 10 to 33 fold differential favoring uptake by tumor cells, thus imparting a passive targeting property without the need to attach targeting ligands.  REQORSA targeting is partly due to the attraction of opposite charges (REQORSA has a positive charge, normal cells no charge, and most cancer cells have a negative charge), and partly due to enhanced endocytosis by tumor cells.

In experimental mouse xenograft models, the ONCOPREX delivery system was shown to efficiently deliver several therapeutic tumor suppressor genes (TP53, FHIT, TUSC2) to disseminated human cancer cells. Metastatic tumor growth was suppressed, and survival prolonged, after systemic administration of the genes via a nanovesicle vector. Human NSCLC A549 cells have no functional TUSC2 gene expression.  As shown in Figure 1, intratumoral administration of REQORSA (referred to as FUS1 in Figure 1) to subcutaneous NSCLC A549 tumor xenografts resulted in inhibition of tumor growth.

Figure 1. Effect of REQORSA on the Growth of A549 Subcutaneous Tumor Xenografts in Nude Mice

Moreover, intravenous injections of REQORSA into mice bearing experimental A549 lung metastases resulted in a decrease in the number of metastatic tumor nodules. Lung tumor-bearing animals treated with REQORSA also had a significant increase (P=0.01) in survival time (median survival time: 80 days) compared with 48 to 51 days for control animals.

Analysis of TUSC2 expression by IHC following REQORSA treatment showed distribution of TUSC2 throughout the tumor in a high percentage of the tumor cells. These results demonstrate the potent tumor suppressing activity of the TUSC2 gene, supporting the feasibility of using nanovesicles for systemic plasmid delivery to metastases as well as to primary tumors, and implicating REQORSA as a promising therapeutic agent for primary and disseminated human lung cancer.

REQORSA Synergizes with Pembrolizumab

It was previously shown that the combination of REQORSA and anti-PD1 inhibited tumor growth synergistically in subcutaneous and metastatic NSCLC KRAS mutant syngeneic mouse models. To determine whether this synergy also applies to the KRAS/LKB1 mutant subtype of human A549 NSCLC cells, humanized mice harboring KRAS/LKB1 mutant A549 lung metastases were treated with REQORSA, pembrolizumab or the combination. These studies were performed with an improved humanized mouse model using fresh human umbilical cord blood derived CD34+ stem cells in NOD mice, which lack immune system cells. The reconstituted humanized mice have a fully competent human immune system with major functional immune populations, and were used here to evaluate synergy between REQORSA and pembrolizumab.

The treatment strategy is shown in Figure 2A. REQORSA (referred to as TUSC2 in Figure 2) was administered intravenously every 48 hours for a total of three injections, and pembrolizumab was administered every 3-4 days a total of three times.  Bioluminescence imaging was performed to visualize the intensity of tumor burden for mice in different treatment groups both in humanized and non-humanized mice. Both REQORSA and pembrolizumab monotherapies reduced the tumor burden significantly, although pembrolizumab was moderately more effective. Importantly, REQORSA plus pembrolizumab inhibited tumor growth synergistically (*P< 0.05, **P< 0.005, ***, P< 0.0005). (Figure 2B, C). There was no antitumor effect of pembrolizumab and reduced change with REQORSA in non-humanized mice, which was expected since these mice have no immune cells.

To identify the immunological features associated with efficacy of this combination, in depth immune profiling of the tumor microenvironment was performed. An increased number of reconstituted human CD3+ T cells was found in all groups, compared with the untreated control. CD8+ T cells were significantly upregulated by pembrolizumab and its combination with REQORSA (Figure 2D). Levels of activated CD8+ T cells (CD8+CD69+) were also significantly increased in the combination group and were slightly higher than the pembrolizumab group (Figure 2D). There was no effect of pembrolizumab on NK/activated NK cells, whereas REQORSA alone enhanced their levels significantly, indicating REQORSA regulation of NK activation, which is consistent with the previous finding reported in syngeneic mice. The combination had a similar effect as REQORSA monotherapy (Figure 2E). REQORSA, pembrolizumab, and the combination, were all associated with significant decrease of reconstituted human MDSCs (CD33+ve), (Figure 2F). Pembrolizumab and the combination had a profound stimulatory effect on HLA-DR+ dendritic cells (DCs), (Figure 2G). REQORSA alone enhanced HLA-DR+DC levels moderately. Taken together, these results show that the combination of REQORSA and pembrolizumab enhanced the immune response and inhibited tumor growth synergistically (*P< 0.05, **P< 0.005, ***, P< 0.0005).

REQORSA also showed synergistic antitumor activity with nivolumab in the same mouse model, highlighting the role of REQORSA rendering KRAS/LKB1 mutant tumors more sensitive to immune checkpoint blockade. Thus, these data suggest that the synergy of REQORSA with immune checkpoint inhibitors is not limited to pembrolizumab.

Figure 2. Synergistic Antitumor Effect of REQORSA Immunogene Therapy with Pembrolizumab on

KRAS/LKB1 Mutant Lung Metastases in the Humanized Mouse Model

A
Irradiation
CD34+ implantation
6-7 wks
A549-luc implantation i.v.
TUSC2 Pembrolizumab
D14 &D21 IVIS imaging
A549 KL-mutant xenograft model
-D43
-D42
D0
D7 D10 D14
B
Humanized mice (Wk2)
** p < .005 vs TUSC2, cont
* p < .005 vs cont
*** p<.01 vs pembro
Tumor intensity (total flux [p/s])
Control
TUSC2
Pembro
TUSC2+Pembro
Non-Humanized mice Wk2
C
Humanized (Wk2)
Non-Humanized (Wk2)
Control
#84 (MM04)
#81 (MM08)
#89 (MM05)
#93 (MM06)
#85 (MM04)
TUSC2
#86 (MM04)
#88 (MM04)
#82 (MM08)
#92 (MM05)
#95 (MM06)
Pembro
#76 (MM01)
#78 (MM02)
#80 (MM03)
#97 (MM06)
#90 (MM05)
#99 (MM07)
Comb
#77 (MM01)
#79 (MM02)
#87 (MM04)
#83 (MM08)
#91 (MM05)
#94 (MM06)
D
T cells
*p<0.05 vs cont, TUSC2
% of T cells (CD45+ gated)
CD3+
CD8+
Control
TUSC2
Pembro
TUSC2+Pembro
Active T cells
* p < 0.05 vs cont, TUSC2
% of CD8+CD69+ve
E
NK
*p<0.05 vs cont, pembro
% of CD56+
Active NK cells
** p < 0.05 vs cont, Pembro
* p < 0.05 vs cont
% of CD56+CD69+ cells
F
MDSC
*p<0.05 vs cont
**p<0.005 vs cont
% of CD33+
G
DC
*p<0.05 vs cont
% of HLA-DR+ (Lin-ve gated)

Discovery Programs

ONCOPREX® Nanoparticle Delivery System as a platform. We believe that the ONCOPREX Nanoparticle Delivery System may be applicable to delivery of a range of therapeutic and prophylactic plasmid DNA and RNA interference constructs and shows efficacy in cancers beyond NSCLC. We also believe that the manufacturing methods we have developed for REQORSA may be useful for a wide array of disease treatments. Clinical data from the use of REQORSA has shown that the ONCOPREX Nanoparticle Delivery System is well tolerated in humans and can be delivered at high therapeutic doses.

Rights to other Tumor Suppressor Genes.  We have licensed rights to a group of candidate tumor suppressor genes, including 101F6, NPRL2, CACNA2D2, PL6, BLU, RASSF1, HYAL 1 and HYAL2, in addition to tumor suppressor gene, TUSC2, all of which are located in a sub-region of human chromosome 3 known as 3p21.3. Using a number of techniques, MD Anderson researchers and their collaborators have identified these genes as potentially having cancer-fighting characteristics. MD Anderson researchers have subsequently conducted a number of preclinical studies on certain of these genes, particularly 101F6 and NPRL2, as well as TUSC2, both alone and in combination with other compounds, in order to assess their actual effects on NSCLC. Under our current Sponsored Research Agreement and anticipated new Sponsored Research Agreement with MD Anderson, we plan to continue to support continuing research into the cancer-fighting properties of these and other genes in the 3p21.3 sub-region.

Researchers at MD Anderson have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, that may act as tumor suppressors or have other cancer fighting functions. We hold rights to certain of these genes under license agreements with MD Anderson. Data from preclinical studies performed by MD Anderson researchers and others suggest that TUSC2, the active agent in REQORSA, could be effective against other types of cancer, including glioblastoma, head and neck, breast (including triple-negative breast cancer), renal cell (kidney), thyroid, and soft tissue sarcoma, as well as NSCLC and SCLC. Therefore, the ONCOPREX Nanoparticle Delivery System may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

In addition, we have identified internally other tumor suppressor genes on which we have filed for intellectual property protection.

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

In people with Type 1 diabetes, however, beta cells are destroyed by the immune system and no longer secrete insulin, leading to an absolute deficit of insulin. Type 2 diabetes is due to "insulin resistance," an initial resistance of the body's cells to obey the direction from insulin. To overcome this resistance, the beta cells secrete more insulin, and glucose is eventually forced into the cells. Glucose is maintained within normal limits, but at the expense of increased insulin secretion by the beta cells. After many years of such increased secretion, the beta cells become "tired" from working overtime, and the fatigue process begins. This fatigue tends to be progressive, and in time the compensation of insulin resistance disappears. At that point, blood glucose levels start going up.

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

Type 2 diabetes patients are advised to use diet and exercise to manage their condition. When these lifestyle changes alone do not control the disease, Type 2 diabetes patients may be prescribed a variety of medications that help alter how the body manages blood sugar levels. For example, biguanides such as metformin, reduce the amount of glucose produced in the liver. DPP-4 inhibitors, such as Januvia®, Onglyza®, and Tradjenta®, improve blood sugar levels and prevent them from dropping too low. Glucagon-like peptides, such as Byetta®, Trulicity® and Victoza®, change the way the body produces insulin. Drugs in the SGLT2 inhibitor class, such as Farxiga and Invokana, release more glucose into the urine. Finally, insulin injections may be needed if these oral medications, along with diet and exercise, do not lower blood sugar levels enough. These medications, including insulin replacement therapy, while offering improvements for Type 2 diabetes patients, do not affect the underlying cause of the disease.

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

Process Development and Manufacturing

We are preparing for commercial readiness for REQORSA through the development of an integrated supply chain network of vendors.  To date we have developed a robust manufacturing process for REQORSA through years of process development activities that we continue to improve with the dramatic development and expansion of technologies in the nascent gene therapy sector. REQORSA is an immunogene therapy with two main components. The active agent in REQORSA is a DNA plasmid encoding the TUSC2 protein.  The plasmid is encapsulated by non-viral DOTAP cholesterol lipid nanoparticles. This system of encapsulating DNA plasmid in non-viral lipid nanoparticles is referred to by us as our ONCOPREX Nanoparticle Delivery System. Each of these two components currently is manufactured by separate third-party contract development and manufacturing organizations ("CDMOs") and then transported to another CDMO for final drug formulation. We do not currently have the internal infrastructure or facilities to manufacture REQORSA or any other product candidate for use in the conduct of our clinical trials or for commercial supply; however, our strategy could change in the future and we could choose to develop this infrastructure. Where other gene therapy agents need to be prepared individually for each patient or require viral vectors for gene delivery, REQORSA utilizes the ONCOPREX Nanoparticle Delivery System and has been shown to be scalable at current Good Manufacturing Practices (“cGMP”) and can be stored for approximately six to eight months for later use. We continue to work to identify new manufacturing technologies and approaches to improve manufacturing processes and shelf life and expect this to increase the shelf life of REQORSA to 12 to 18 months and achieve other process improvements. Successful tech transfer of REQORSA from MD Anderson, where it was previously manufactured, to a CDMO has been achieved as well as scale-up of our clinical grade manufacturing production in accordance with cGMP. The clinical grade production is being used to supply our Acclaim-1 and Acclaim-2 clinical trials. We manage our manufacturing arrangements with our CDMO vendors through various agreements.

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

We hold a worldwide, exclusive license to 18 issued patents and 17 pending patent applications for technologies developed at MD Anderson and The University of Texas Southwestern Medical Center. These patents comprise various therapeutic, diagnostic, technical and processing claims relating to REQORSA, our ONCOPREX Nanoparticle Delivery System. We also hold a worldwide, exclusive license to an issued patent for diabetes technologies developed at the University of Pittsburgh as well as two pending patent applications relating to various oncology targets in our discovery program.

We also have received trademark registrations for the trademarks GENPREX and ONCOPREX and have filed a trademark application for the drug name REQORSA.

Licenses and Research Collaborations

Agreements with MD Anderson

Our ONCOPREX and REQORSA technologies are exclusively licensed pursuant to a Patent and Technology License Agreement (“MD Anderson License Agreement”) dated July 20, 1994, with MD Anderson, as amended on September 1, 1996, August 11, 1997, July 31, 1994 and October 4, 2001, between MD Anderson and Introgen Therapeutics, Inc. (f/k/a Intron Therapeutics, Inc.) (“Introgen”).

Pursuant to the MD Anderson License Agreement, we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property.

The exclusive licenses under the MD Anderson License Agreement will continue until the expiration of all patents covered by such agreement. Upon the expiration of the exclusive licenses, we will have a non-exclusive, fully paid-up right and license to use and otherwise exploit the technology rights licensed under the agreement. MD Anderson may terminate the agreement for, among other things, a breach of the agreement by us which remains uncured.

Pursuant to a Technology Sublicense Agreement dated March 7, 2007 (“Sublicense Agreement”), Introgen sublicensed its rights under the MD Anderson License Agreement to Introgen Research Institute, Inc. (“IRI”). IRI is a Texas-based technology company formed by Rodney Varner, our President and Chairman of the Board of which Mr. Varner is the sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries.

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implementing regulations and other federal, state and local statutes and regulations.  In the case of biologics, the section of the FDCA that governs the approval of drugs via New Drug Applications (“NDAs”) does not apply to the approval of biologics. Rather, biologics, such as gene therapy products, are approved for marketing under provisions of the Public Health Service Act ("PHSA") via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs.  The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement and civil and criminal penalties.

U.S. Biological Products Development Process

The process required by the FDA before a biological product, including our REQORSA and GPX-002 product candidates, may be marketed in the United States generally involves the following:

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

●	Compiling of information demonstrating that the product can be properly formulated, manufactured and stored;
●	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
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

Within the FDA, the Center for Biologics Evaluation and Research (“CBER”) regulates gene therapy products. The FDA has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing patients involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

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

Clinical trials involve the administration of the product candidate to volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, patient selection and exclusion criteria, effectiveness criteria to be evaluated, and the parameters to be used to monitor patient safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all patients provide informed consent. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA regulations or presents an unacceptable risk to the clinical trial patients.

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

Clinical trials to support BLAs for marketing approval are typically conducted in three sequential phases that may overlap or be combined:

●

Phase 1. The investigational product candidate is initially introduced into human patients and tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. In the case of some products for severe or life-threatening diseases, especially when the product candidate may be inherently too toxic to be ethically administered to healthy volunteers, the initial human testing is often conducted in patients; gene therapy is usually administered to patients in Phase 1 trials. This is also true in situations where toxicity can only be judged in patients with disease. An evaluation for preliminary evidence of efficacy can be performed at this time.

●

Phase 2. The investigational product candidate is evaluated in a limited patient population to identify possible common adverse effects and safety risks, to evaluate preliminarily the efficacy of the product candidate for specific targeted diseases, and to generate hypotheses for the dosage tolerance, optimal dosage, and dosing schedule.

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

U.S. Review and Approval Processes

After the completion of clinical trials of an investigational biologic product, a BLA is prepared and submitted to the FDA. FDA approval of a BLA must be obtained before commercial marketing and distribution of the product may begin in the United States. The BLA must include results of product development, laboratory, and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will file the BLA and, even if filed, that any approval will be granted on a timely basis, if at all.

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

Within 60 days following submission, the FDA reviews the BLA to determine if it is substantially complete before the agency files it. The FDA may request additional information or may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission.

In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to an initial filing review before the FDA files it. Once the submission is filed, the FDA begins an in-depth substantive review of the BLA.  Under PDUFA, FDA has agreed to performance goals to review 90% of original standard BLAs within 10 months of the 60-day filing date and 90% of original priority BLAs within six months of the 60-day filing date, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the BLA submission. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity.

The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to assure that the benefits of the biologic outweigh the potential risks of the product to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. If the FDA concludes that a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

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

If a product candidate receives regulatory approval, the FDA will issue an approval letter.  The approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to assess further a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Fast Track Designation, Breakthrough Therapy Designation, RMAT, and Accelerated Approval do not change the standards for approval but may expedite the development process. Additionally, Fast Track Designation or Breakthrough Therapy Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, including considering any new drug or biologic approvals that later the unmet medical need.

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

Post-Approval Requirements

Once a BLA is approved, maintaining post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register the establishments where the approved products are made with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP and other laws. Rigorous and extensive FDA regulation of products continues after approval, particularly with respect to GMP. We rely, and expect to continue to rely, on third parties for the production and distribution of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

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

Failure to comply with the applicable U.S. requirements after approval may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties.

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

The BPCIA includes, among other provisions:

●

A 12-year exclusivity period from the date of first licensure, or BLA approval, of the reference product, during which approval of a 351(k) application referencing that product may not be made effective;

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including biological products, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

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

Federal and State Fraud and Abuse, Privacy and Transparency Laws

Federal and state fraud and abuse laws, which generally will not be applicable to us or our current and potential product candidates unless and until we obtain FDA marketing approval for any of our current and potential product candidates, include, among others, anti-kickback statutes, the False Claims Act and related stated state and federal laws, the Stark Law and related state and federal laws, transparency laws, privacy and regulation regarding providing drug samples, sales and marketing activities and our relationships with customers and payors as follows.

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

Additionally, the federal Physician Payments Sunshine Act under the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, annually report to CMS information related to certain payments or other transfers of value made or distributed to physicians, physician assistants, certain types of advanced practice nurses and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” Certain states also mandate implementation of compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices, and/or require the tracking and reporting of gifts, compensation, and other remuneration to healthcare providers and entities.

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

Legislative and Regulatory Changes, Including Health Care Reform

The laws and regulation that affect our business are subject to change from time to time, and entirely new laws and regulations are sometimes adopted.  In particular, healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.  On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services, or HHS, plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

Employees and Human Capital

As of March 15, 2022, we had 17 full-time employees. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

We believe that our success depends in large part on our ability to attract and retain experienced and skilled employees. We endeavor to provide competitive compensation and benefits packages that reflect the highly competitive nature of our industry, as well as opportunities for professional development which are designed to attract, engage, retain and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and increase stockholder value. We employ a pay for performance philosophy. Annual salary increases, promotional opportunities, incentive bonuses and stock option grants are available to all employees and are based on merit and include individual and corporate performance factors.

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We are committed to providing an environment of mutual respect and equal opportunity. We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our entire workforce. We believe that our business benefits from the different perspectives that a diverse workforce brings.

We are committed to the health, safety and well-being of our employees at all times. As a result of the COVID-19 pandemic, we have implemented additional safety procedures to protect our employees, including protocols regarding social distancing, use of face masks in our facilities, and measures to reduce total occupancy in our facilities, including remote work opportunities. We continue to follow federal, state and local rules and guidelines to ensure the safety of our workforce and have provided resources to assist our employees in managing their physical and mental health during the pandemic.

Corporate Information and Available Information.

We were incorporated in Delaware in April 2009. Our principal executive offices are located at 3300 Bee Cave Road, #650-227, Austin, TX 78746, and our telephone number is (877) 774-4679.

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

Risks Related to Our Operations and Need for Additional Capital

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

●	We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.
●	Our ability to utilize net operating loss carryforwards may be limited, resulting in income taxes sooner than currently anticipated.
●	U.S. federal income tax reform could adversely affect us.

Risks Related to Development and Commercialization of Our Current and Future Product Candidates

●	Our success depends greatly on the success of our development of REQORSA for the treatment of NSCLC and SCLC, and our other product candidates, including GPX-002 for the treatment of diabetes.
●	If we are unable to secure contract manufacturers with capabilities to produce the products that we require, we could experience delays in conducting our planned clinical trials.
●	Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our current and potential product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our current and potential product candidates.
●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.
●	Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for REQORSA and other current or future product candidates.
●	Fast track designation of our products by FDA and designation under any other FDA expedited development program may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates.
●	A product candidate can fail at any stage of preclinical and clinical development.
●

REQORSA™, GPX-002, and any other product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates, and the approval may be for a narrower indication than we seek.

●	Even if we obtain regulatory approval of our current and future product candidates, the products may not gain market acceptance among physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community.
●	REQORSA™, GPX-002 and other current or future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.
●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	Our business has been adversely affected by the ongoing coronavirus pandemic which has delayed and may continue to delay our clinical trials and has disrupted and may continue to disrupt our supply chain and may have other adverse effects on our business and operations.
●	We face competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

●	We cannot provide assurance that REQORSA, GPX-002 or any of our other current or future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market them.
●	Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory oversight.
●

If the FDA does not find the manufacturing facilities of our current or future contract manufacturers acceptable for commercial production, we may not be able to commercialize REQORSA, GPX-002 or any of our other current or future product candidates.

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

●

Coverage and reimbursement may be limited or unavailable in certain market segments for REQORSA, GPX-002 and our other current or future product candidates, if approved, which could make it difficult for us to sell REQORSA, GPX-002 and our other current or future product candidates profitably.

●	Concerns about gene therapy, genetic testing, and genetic research could result in new and/or additional government regulations and requirements that restrict or prohibit the processes we use or delay or prevent the regulatory approval of our current and potential product candidates.
●	Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
●	We are subject to a variety of risks associated with international operations which could materially adversely affect our business.
●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

Risks Related to Our Dependence on Third Parties

●

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop our current and future product candidates and our financial condition and operating results could be adversely affected.

●

We rely, in part, and expect to continue to rely, in part, on third parties to conduct, supervise and monitor our clinical trials, and if these third parties perform in an unsatisfactory manner, it may harm our business.

●	We rely, and expect to continue to rely, on third parties to distribute, manufacture and perform release testing for our current and future product candidates and other key materials and if such third parties do not carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approvals for our product candidates.
●	We have completed and may in the future complete related party transactions that were not and may not be conducted on an arm’s length basis.
●	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

●	If we fail to comply with obligations pursuant to our license agreements, we could lose intellectual property and other rights that are important to our business.
●	The intellectual property rights we have licensed from MD Anderson and the UP are subject to the rights of the U.S. government.
●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.
●

Our reliance on third parties may require us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

●	We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.
●

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.
●

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
●	Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.
●	We have not yet registered the trademark for REQORSA™, and failure to secure such registration could adversely affect our business.
●	We may not be able to protect our intellectual property rights throughout the world.

Risks Related to Employee Matters and Managing Growth

●

We have no sales, marketing or distribution experience and we will have to invest significant resources to develop those capabilities or enter into acceptable third-party sales and marketing arrangements.

●	We may not be able to manage our business effectively if we are unable to attract and retain key personnel and consultants.
●

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

●

If we engage in future acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

Risks Related to our Securities

●	The market price of our common stock may be highly volatile, and you may lose all or part of your investment.
●	An active, liquid and orderly market for our common stock may not be sustained, and you may not be able to sell your common stock.
●

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) could cause our financial reports to be inaccurate.

●	We have no intention of declaring dividends in the foreseeable future.
●	We are an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
●

If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline.

●	Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control.
●

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contains an exclusive forum provision with respect to certain actions which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity.

General Risk Factors

●	Obligations associated with being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.
●	Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
●	We may be at risk of securities class action litigation.

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

Risks Related to Our Operations and Need for Additional Capital

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.

We are using the proceeds from our sales of securities to advance REQORSA through clinical development, and to advance our other pre-clinical development programs as well as for other corporate purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital to complete clinical development and commercialize REQORSA and for preclinical and clinical development and commercialization of our gene therapy for diabetes, GPX-002 and our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials beyond what we currently anticipate, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of REQORSA, GPX-002 and our other current or future product candidates would likely be delayed. Furthermore, there can be no assurance that the costs to obtain regulatory approval of these product candidates will not increase.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the progress, costs, results and timing of our preclinical development and clinical trials for REQORSA and GPX-002 and other current or future product candidates;
●	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
●	the ability of third parties to deliver materials and provide services for us;
●	the costs associated with securing and establishing commercialization and manufacturing capabilities;
●	market acceptance of our current and future product candidates;
●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
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

Some of these factors are outside of our control. Although we expect that our existing cash, and marketable securities will be sufficient to fund our current operations and planned clinical trial activities into 2024, this period could be shortened if there are any significant increases in planned spending on current or additional development programs or more rapid progress of these development programs than anticipated. Furthermore, we believe that our existing capital will not be sufficient to enable us to complete the development and commercialization of REQORSA or GPX-002 and our other current or future product candidates. Accordingly, we expect that we will need to raise additional funds in the future.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our pre-clinical or clinical development programs, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may be required to curtail or cease operations. Accordingly, our business may fail, in which case you would lose the entire amount of your investment in our securities.

We have never been profitable, we have no products approved for commercial sale, and to date we have not generated any revenue from product sales. As a result, our ability to reduce our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to December 31, 2021, we incurred an accumulated deficit of approximately $78.0 million. We incurred net losses of approximately $19.6 million and approximately $17.9 million for the years ended December 31, 2021 and 2020, respectively.

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our preclinical development activities and clinical trials. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our current and potential product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If REQORSA, GPX-002 or any of our other current or future product candidates fails in clinical trials or does not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We are a clinical stage company with a limited operating history. Our operations to date have been limited to conducting clinical and preclinical research. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be accurate. Our operating results are expected to significantly fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

●

any delays in regulatory review and approval (assuming that our data support approval) of our current and future product candidates in clinical development, including our ability to receive approval from the FDA for REQORSA or GPX-002;

●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our clinical trials through all phases of clinical development;
●	potential side effects of our current and future product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
●	our ability to obtain additional funding to develop our current and future product candidates;
●	our identification and development of additional drug candidates beyond REQORSA and GPX-002 and our other current product candidates;
●	competition from existing products or new products that continue to emerge;
●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
●	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations ("CROs");
●	our dependency on third-party manufacturers to manufacture our products and key ingredients;
●	our ability to establish or maintain collaborations, licensing or other arrangements, particularly with MD Anderson and UP;
●	our ability to defend against any challenges to our intellectual property including claims of patent infringement;
●	our ability to enforce our intellectual property rights against potential competitors;
●	our ability to secure additional intellectual property protection for our product candidates and associated technologies;
●	our ability to attract and retain key personnel to manage our business effectively; and
●	potential product liability claims.

Our ability to utilize our net operating loss carryforwards may be limited, resulting in income taxes sooner than currently anticipated.

As of December 31, 2021, we had federal net operating loss carryforwards (“NOLs”) of approximately $62.4 million for federal income tax purposes of which approximately $1.3 million will begin to expire in 2030 and approximately $52.7 million can be carried forward indefinitely. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

U.S. federal income tax reform could adversely affect us.

On March 27, 2020, in response to COVID-19, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted. The CARES Act modified the Tax Cuts and Jobs Act (“TCJA”) by, among other things, eliminating the limitation on the deduction of net operating losses to 80% of current year taxable income for tax years beginning before January 1, 2021, and increasing the amount of interest expense that may be deducted from 30% to 50% of adjusted taxable income for tax years beginning in 2019 or 2020. We continue to examine the impact of this tax reform legislation, as well as any additional regulatory guidance that may be issued, may have on our business. For example, the recent change of administration could result in additional tax legislative activity that could have a material adverse effect on the Company.

Risks Related to Development and Commercialization of Our Current and Future Product Candidates

Our success depends greatly on the success of our development of REQORSA for the treatment of NSCLC and SCLC, and our other product candidates, including GPX-002 for the treatment of diabetes.

At this time, we are actively pursuing the development of REQORSA for NSCLC and SCLC and GPX-002, a preclinical stage gene therapy for diabetes as well as earlier discovery programs. In particular, we are dependent on the success of REQORSA in the near term. We cannot provide you any assurance that we will be able to successfully advance REQORSA or GPX-002 or any of our other current or future product candidates through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involve a substantial degree of uncertainty. Because REQORSA, GPX-002 and our other current product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. We believe only a few gene therapy products have been approved in the United States or Europe. We have found it difficult to enroll patients in our clinical studies in the past, have experienced certain difficulties in enrolling patients in our current trials and may continue to find it difficult in the future, which could delay or prevent clinical studies of REQORSA or other current or future product candidates. We may encounter delays in our clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

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

Manufacturing REQORSA involves several manufacturing steps. Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have transferred all of the steps of our manufacturing process to CDMOs and scaled-up clinical production to supply our Acclaim-1 and Acclaim-2 clinical trials. We also are preparing for commercial readiness for REQORSA through the development of an integrated supply chain network of manufacturing vendors and continue to work to identify new manufacturing technologies to improve manufacturing processes and shelf life. Although we have contracted with CDMOs to produce our products, no assurance can be given that such CDMOs will be able to continue to produce the products that we require. In addition, the tremendous growth in the gene therapy sector has created increasing demand for the services of CDMOs with gene therapy capabilities which may impact our ability to schedule production runs of our products or product components to meet our needs on a timely basis.  Furthermore, manufacturing gene-based therapies is complex and highly regulated and a CDMO with which we have contracted may fail to produce our products or product components in accordance with our specifications or applicable regulations. The CDMO that currently produces our final drug product for our Acclaim-1 and Acclaim-2 trials has recently advised us that they are investigating a possible bacterial contamination in a line in their equipment. They are investigating to determine whether contamination exists, and to resolve it if it does. However, we believe our most recent production batch of REQORSA may be at higher than normal risk of contamination. The product is currently undergoing routine release testing, which includes purity, and will be sent to clinical sites subject to passing release testing. We have scheduled an additional run of REQORSA to guard against any delay in product availability.  However, there is no guaranty that this new batch or future batches will be available on a timely basis. In accordance with cGMP, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult and could be costly, which could result in our inability to manufacture our clinical product candidates and a delay in the development of our clinical product candidate. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our clinical product candidates. Any delay in the availability of product supply or product component supply could result in a delay in our clinical trials, including our Acclaim-1 and Acclaim-2 trials.

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

Prior to receiving REQORSA in our Acclaim-1 clinical trial, patients are required to undergo genetic screening to detect EGFR mutations and in the Acclaim-2 clinical trial genetic screening to detect PD-L1 as well as other mutations relevant to cancer.  Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing.  Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. Genetic testing information is also subject to significant restrictions under both federal and state law. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of the foregoing could decrease demand for REQORSA or our other product candidates.

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

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for REQORSA and other current or future product candidates.

Delays in the commencement, enrollment and/or completion of our Acclaim-1 and Acclaim-2 clinical trials or any future clinical trials could increase our product development costs or delay or limit the regulatory approval of REQORSA or other product candidates. To date we have experienced delays in opening our clinical sites for our Acclaim-1 and Acclaim-2 trials.  This has been due to a back-log in protocol review at the clinical trial sites due to the COVID-19 pandemic.  We do not know whether future trials or studies of other current or future product candidates will begin on time and we do not know whether our Acclaim-1 and Acclaim-2 clinical trials or any future trials or studies of other current or future product candidates will be completed on schedule, if at all. The start or end of a clinical study may be delayed or halted due to regulatory requirements, changes in the proposed regulatory approval pathway for a drug candidate, manufacturing challenges, including delays or shortages in available raw materials required to manufacture the drug product, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria, such as mutation of the EGFR which is required for the Acclaim-1 trial and is present in a minority of NSCLC patients. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, which include the age and condition of the patients and the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments and/or availability of other investigational treatment options for the relevant disease.  We have initiated our Acclaim-1 and Acclaim-2 clinical trials pursuant to an existing IND. We have filed with the FDA amendments to our IND consisting of an updated chemistry, manufacturing and controls section, and the protocol for the respective clinical trial. We cannot be sure that issues will not arise in connection with the filing of these amendments or otherwise that will result in the FDA imposing a clinical hold which could result in the delay of either or both of these clinical trials.

Fast track designation of our products by FDA and designation under any other FDA expedited development program may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates.

REQORSA has received two fast track designations from FDA.  We may in the future seek additional fast track designations for our products and/or request breakthrough therapy designation, accelerated approval or priority review of applications for approval. FDA has broad discretion whether or not to grant these designations and requests, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA will grant them. Even with fast track designation and other FDA expedited development programs, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation and other expedited program designations if it believes that the requirements of the program are no longer met.

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

REQORSA™, GPX-002, and any other product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates, and the approval may be for a narrower indication than we seek.

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

We do not know whether any clinical trials we conduct will demonstrate the consistent or adequate efficacy and safety that would be required to obtain regulatory approval and market any products. If REQORSA or GPX-002 or other current or future product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed. If we are unable to bring REQORSA, GPX-002 or other product candidates to market, or acquire other products that are on the market or can be developed, our ability to create stockholder value will be limited.

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

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of REQORSA, GPX-002 and any of our other current or future product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our current and future product candidates in particular, as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the clinical indications for which our current and potential product candidates are approved;
●	physicians, hospitals, treatment centers and patients considering our product candidates as a safe and effective treatment;
●	the potential and perceived advantages of our product candidates over alternative treatments;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA;
●	the timing of market introduction of our product candidates as well as competitive products;
●	the cost of treatment – both in absolute terms and in relation to alternative treatments;
●	the availability of coverage, reimbursement and pricing by third-party payors and government authorities and the adequacy thereof;
●	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors, including government authorities;
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

REQORSA™, GPX-002 and other current or future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

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

The Phase 1 portion of our Phase 1/2 Combination Tarceva Trial was a dose escalation study with the primary purpose of determining the Maximum Tolerated Dose ("MTD"). Dose Limiting Toxicities ("DLT") were defined as grade 3, 4 or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1, one subject had grade 3 adverse events of fatigue, muscle weakness and hyponatremia (low sodium level) and considered to be related to the study treatment (Tarceva). Therefore, three additional subjects were treated at this dose level (six subjects total), none of whom suffered a DLT. At dose level 2, there were no DLTs. At dose level 3, one subject had a grade 3 rash considered to be related to the study treatment (Tarceva); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects suffered a DLT at dose level 3. At dose level 4, there were no DLTs; thus, dose level 4 was determined to be the MTD.

In our Acclaim-1 trial, we dosed our first patient in February 2022 and the treatment was well tolerated and there were no DLT.

Additional or unforeseen side effects from REQORSA, GPX-002 or any of our other current or future product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. A showing that REQORSA, GPX-002 or any of our other current or future product candidates cause undesirable or unacceptable side effects could interrupt, delay or halt clinical trials and result in the failure to obtain or suspension or termination of marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities only with restrictive label warnings.

If REQORSA, GPX-002 or any of our other current or future product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

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

Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs, and other contractors and consultants are vulnerable to damage from cyberattacks, malicious intrusion, computer viruses, unauthorized access, loss of data privacy, natural disasters, terrorism, war and telecommunication, electrical failures or other significant disruption. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and commercialization efforts. For example, the loss of clinical study data from completed or ongoing clinical studies for any of our drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development or commercialization of our drug candidates could be delayed.

While we have not experienced any such event to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our independent drug development programs. For example, the loss of clinical trial data from ongoing or future clinical trials for any of our product candidates could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. Our information security systems are also subject to laws and regulations requiring that we take measures to protect the privacy and security of certain information we gather and use in our business. For example, HIPAA and its implementing regulations impose, among other requirements, certain regulatory and contractual requirements regarding the privacy and security of personal health information. In addition to HIPAA, numerous other federal, state, and international laws, including, without limitation, state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and storage of personal information. To the extent that any disruption or security breach were to result in a loss of or damage to data or applications, or inappropriate disclosure of confidential or proprietary information or personal health information, we could incur substantial liability, our reputation would be damaged, and the further development of our product candidates could be delayed.

Our business has been adversely affected by the ongoing coronavirus pandemic which has delayed and may continue to delay our clinical trials and has disrupted and may continue to disrupt our supply chain and may have other adverse effects on our business and operations.

The outbreak of the novel coronavirus ("COVID-19") evolved into a global pandemic as COVID-19 spread to many regions of the world. The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including new variants and the actions to contain COVID-19 or treat its impact, among others.

As a result of the continuing spread of COVID-19, our business operations have been interrupted and delayed. Specifically, we have experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring site review created by an accumulation of protocols while clinical trials and the clinical trial review process have been widely disrupted during the pandemic. Additionally, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring, data analysis, and laboratory research activities may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the COVID-19 pandemic. If COVID-19 surges continue, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, further delaying our clinical trials and potentially rendering us unable to conduct our trials at all. In addition, infections and deaths related to the COVID-19 pandemic may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any lengthening of or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Specifically, we may experience further delays in our Acclaim-1 trial or our Acclaim-2 trial if a batch of REQORSA drug that is intended to be utilized expires and is no longer usable and there is a delay in producing a new batch. In this regard, to date one batch of REQORSA has expired, and others may expire, without being used due to delay in our clinical trials. We also have been experiencing disruptions in our supply chain regarding our manufacturing and testing operations. This relates to general disruptions in the supply chain, and more specifically to the fact that certain raw materials used in the manufacture of REQORSA also are used in the manufacture of COVID-19 vaccines. Furthermore, supply chain delays could produce delays in clinical trial enrollment due to lack of adequate amounts of REQORSA.  Moreover, if the COVID-19 pandemic continues and our operations are further adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

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

Work force shortages related to the COVID-19 pandemic have been experienced widely throughout our economy.  Our growing nascent industry combined with these workforce shortages have resulted in staffing challenges experienced by us and by third parties that we utilize, including but not limited to manufacturing and testing organizations, CROs and clinical trial sites.

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

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

We cannot provide assurance that REQORSA, GPX-002 or any of our other current or future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market them.

Our business currently depends largely on the successful development and commercialization of REQORSA, GPX-002 and our other current product candidates. Our ability to generate revenue related to product sales will depend on the successful development and regulatory approval of REQORSA for the treatment of cancer and/or GPX-002 for diabetes. Even if we complete the necessary clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate. Further, even if we obtain regulatory approval, it may only apply to a narrower indication than we expect and our products will remain subject to regulatory scrutiny.

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

The FDA or regulators in other jurisdictions could delay, limit or deny approval of a product candidate for many reasons, including because they:

●	may not deem our product candidate to be safe and effective;
●	determine that the product candidate does not have an acceptable benefit-risk profile;
●	determine in the case of a BLA seeking accelerated approval that the BLA does not provide evidence that the product candidate represents a meaningful advantage over available therapies;
●	determine that the results on our primary endpoints are not clinically meaningful;
●

may not agree that the data collected from preclinical studies and clinical trials are acceptable or sufficient to support the approval of a BLA or other submission or to obtain regulatory approval, and may impose requirements for additional preclinical studies or clinical trials;

●	may determine that adverse events experienced by participants in our clinical trials represent an unacceptable level of risk;
●	may determine that population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	may disagree regarding the formulation or the specifications of our product candidates;
●	may not approve the manufacturing processes associated with our product candidate or may determine that a manufacturing facility does not have an acceptable compliance status; or
●	may change approval policies or adopt new regulations.

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

If we are unable to obtain approval from the FDA or other regulatory agencies for REQORSA or GPX-002 or our other current or future product candidates, or if, subsequent to approval, we are unable to successfully commercialize REQORSA or GPX-002 or our other current or future product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in January 2017, the FDA Oncology Center of Excellence, or the Center of Excellence, was created to leverage the combined skills of regulatory scientists and reviewers with expertise in drugs, biologics, and devices (including diagnostics). While the Center of Excellence is designed to help expedite the development of oncology and malignant hematology-related medical products and support an integrated approach in the clinical evaluation of drugs, biologics and devices for the treatment of cancer, the Center of Excellence may, at times, create confusion within the FDA and especially in the Center of Biologics and Research, which is the primary review division for REQORSA. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are also subject to review by NExTRAC. In August 2018, the NIH Director issued a statement describing a proposal intended to streamline the federal framework for oversight of gene therapy. The proposal, which the NIH developed in conjunction with the FDA, included amending the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines, to eliminate duplicative review and reporting requirements for human gene transfer protocols. The statement also described NIH’s effort to refocus the role of the RAC to be closer to its original mandate – a transparent forum for science, safety, and ethics of emerging biotechnologies. Accordingly, the NIH Guidelines have been updated to reflect these changes. Additionally, before a clinical trial can begin at an NIH-funded institution, that institution’s IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the study. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for performing studies or for obtaining approval of any of our current and potential product candidates. The regulatory changes discussed herein as well as other existing and future regulatory developments may cause unexpected delays and challenges for companies seeking approval of gene therapy products, like REQORSA or GPX-002 and our other current or future product candidates.

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

If we fail to comply with applicable regulatory requirements for any product following approval, a regulatory authority may:

●	issue a warning or untitled letter asserting that we are in violation of the law;
●	seek an injunction or impose administrative, civil or criminal penalties or monetary fines;
●	suspend or withdraw regulatory approval;
●	suspend any ongoing clinical trials;
●	refuse to approve a pending BLA or comparable foreign marketing application (or any supplements thereto) submitted by us or our strategic partners;
●	restrict the marketing or manufacturing of the product;
●	seize or detain the product or otherwise demand or require the withdrawal or recall of the product from the market;
●	refuse to permit the import or export of products;
●	request and publicize a voluntary recall of the product; or
●	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and adversely affect our business, financial condition, results of operations and prospects.

If the FDA does not find the manufacturing facilities of our current or future contract manufacturers acceptable for commercial production, we may not be able to commercialize REQORSA, GPX-002 or any of our other current or future product candidates.

We do not have the internal infrastructure or facilities to manufacture ourselves REQORSA, GPX-002 or any other product candidate for use in the conduct of our clinical trials or for commercial supply. However, our strategy could change in the future and we could choose to develop such infrastructure. Currently, we intend to continue to use CDMOs for the production of the active pharmaceutical ingredients and the formulation of drug product for Acclaim-1 and Acclaim -2 that are being conducted or that will need to be conducted prior to seeking regulatory approval. We do not have agreements for ongoing supply of REQORSA or any of our other current or future product candidates, and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to complete clinical trials and commercialize REQORSA if it is approved. Additionally, the facilities used by our contract manufacturers to manufacture product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on our third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture materials that conform to our specifications and the FDA’s cGMP standards and other requirements of any governmental agency to whose jurisdiction, we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks including:

●	the possibility that we are unable to enter into manufacturing agreements with third parties to manufacture our product candidates on acceptable terms;
●	the possibility that our contract manufacturers may breach the terms of their manufacturing agreements with us;
●	the possibility that our contract manufacturers may experience failures in product production; and
●	the possibility of termination or nonrenewal of any manufacturing agreement we may enter into.

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
●

the Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business;

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for REQORSA, GPX-002 and our other current or future product candidates, if approved, which could make it difficult for us to sell REQORSA, GPX-002 and our other current or future product candidates profitably.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products and to justify the level of coverage and reimbursement relative to other therapies, with no assurance that coverage and adequate reimbursement will be obtained. Third party payors may also have difficulty in determining the appropriate coverage of REQORSA, GPX-002 and our other current and future product candidates that are combination products, if approved, due to the fact that they are combination products that include another drug. To the extent there are any delays in determining such coverage or inadequate coverage and reimbursement for all aspects of our combination therapies, it would adversely affect the market acceptance, demand and use of our current and potential product candidates. Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of biologics is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our current and potential product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our current and potential product candidates will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for our current and potential product candidates and may be affected by existing and future health care reform measures.

Concerns about gene therapy, genetic testing, and genetic research could result in new and/or additional government regulations and requirements that restrict or prohibit the processes we use or delay or prevent the regulatory approval of our current and potential product candidates.

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

We anticipate that we will be subject to additional risks in commercializing our product candidates outside the United States, including the following, any one or combination of which could have a material adverse effect on our business:

●	different regulatory requirements for approval of product candidates in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; compliance with international data privay laws, including GDPR;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, fires and medical epidemics.

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

Risks Related to Our Dependence on Third Parties

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop our current and future product candidates and our financial condition and operating results could be adversely affected.

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

We and our CROs are required to comply with good clinical practices (GCPs) for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving any marketing applications. In addition, our ongoing and future clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of our current and potential product candidates. Accordingly, if our CROs fail to comply with applicable regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

We rely, and expect to continue to rely on third-party CDMOs to produce REQORSA and expect to do so with GPX-002 and other current and future product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays, but we have not entered into binding agreements with any such CMOs or CTOs to support commercialization. Additionally, any CDMO may not have specific experience producing our product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our products at the quality, quantities, locations and timing needed to support commercialization. We do not have full control of these CDMOs, and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. We may change our manufacturing process, and there can be no guarantee that the regulatory authorities will approve any new process in a timely manner, or ever. Also, as a consequence of the manufacturing change, there may be a requirement to conduct additional preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have completed the technology transfer from MD Anderson to experienced commercial contract development and manufacturing organizations and have scaled-up clinical production of REQORSA appropriate for our Acclaim-1 and Acclaim-2 clinical trials. No assurance can be given that such contract manufacturers will be able to, and will receive all approvals to, produce product sufficient for all of our clinical trial needs moving forward or for commercialization. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our contract manufacturers may be difficult and could be costly if we do make such a change, which could result in our inability to manufacture our product candidates and a delay in the development of our product candidates and their commercial sale, should they be approved. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our product candidates. There can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

In connection with our manufacturing activities, we may encounter technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Further, we have not fully completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing and testing partners do not enable such regulatory approvals, our commercialization efforts may be harmed. If such third-party manufacturers are unable to produce REQORSA, GPX-002 or other product candidates in the necessary quantities, or in compliance with cGMP or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, would be materially harmed. The manufacturing processes used by our contract manufacturers to manufacture product candidates must be approved by the FDA as part of our BLA package and the facilities used by our contract manufacturers must maintain a compliance status acceptable to the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. Although we provide specifications, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of our product candidates. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory agencies, we will not be able to secure and/or maintain regulatory approval covering their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our future product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our current and future product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation.

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

If we are successful in commercializing REQORSA, our lead drug candidate, we will owe IRI a 1% royalty of our product sales. REQORSA is based upon patents and related technology covered by the MD Anderson License Agreement, under which we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property. In 2007, the MD Anderson License Agreement was sublicensed by Introgen to IRI and in 2009 this sublicense was assigned by IRI to us, and we granted back to IRI a nonexclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations. IRI also agreed in 2011, pursuant to the 2011 IRI Collaboration Agreement, to provide additional technology licensing opportunities and services to us in return for monthly payments and our obligation to pay to IRI a royalty of 1% on sales of products licensed to us under the MD Anderson License Agreement. We also granted a non-exclusive, royalty-free sublicense to IRI in 2011 for non-commercial research purposes. IRI’s obligations to provide additional technology licensing opportunities and services to us, and our obligation to make monthly payments to IRI, were terminated in 2012; however, our obligation to pay the 1% royalty to IRI upon sales of products licensed to us under the MD Anderson License Agreement is ongoing. This royalty obligation continues for 21 years after the later of the termination of the MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us.

IRI is controlled by Rodney Varner and his immediate family members, and IRI is owned by trusts for the benefit of Mr. Varner's descendants. Mr. Varner is currently Chairman of our board of directors, having joined our board of directors on August 15, 2012, and has been our Chief Executive Officer since August 29, 2012 and President since August 10, 2020; accordingly, in 2009 and 2011, when the above referenced agreements between IRI and Genprex were entered into, Mr. Varner was neither a member of our board of directors nor an executive officer of Genprex. When the 2011 IRI Collaboration Agreement was entered into, Mr. Varner was deemed to be an “affiliate” of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares at that time. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

The disruptions to the global economy since the COVID-19 global pandemic commenced in 2020 has impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have experienced this impact most notably in our manufacturing operations due to the delay in our ability to acquire raw materials for our drug product. This delay has the potential to impact the timing of the conduct of our clinical trials. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we fail to comply with obligations pursuant to our license agreements, we could lose intellectual property and other rights that are important to our business.

Pursuant to a 1994 MD Anderson License Agreement and subsequent Amendments thereto, as well as the 2020 MD Anderson License Agreement, we hold worldwide, exclusive license rights to certain inventions covering the therapeutic use of TUSC2 and other genes and polypeptides that have been shown to have cancer fighting properties, as well as a number of related technologies. In addition, pursuant to the UP License Agreement, UP granted us a worldwide, exclusive license to certain licensed technology, and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. In addition, we expect to enter into additional license agreements in the future. Our existing and future license agreements may impose various payment and other obligations on us. If we fail to comply with our obligations under these agreements, our licensors may have the right to terminate our licenses, in which event we would not be able to market products covered by such licenses.

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

The rights we have obtained pursuant to our license agreements with MD Anderson and the UP are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between such institution and the U.S. government. Additionally, to the extent there is any conflict between our license agreement and applicable laws or regulations, applicable laws and regulations will prevail. Similarly, to the extent there is any conflict between our license agreement with one of these institutions and the institution’s funding agreement with the US government, the terms of the funding agreement will prevail. Some, and possibly all, of our licensed intellectual property rights have been developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or sublicensee to such inventions, to grant licenses to any of these inventions to a third party if the U.S. government determines that adequate steps have not been taken to commercialize the invention, that government action is necessary to meet public health or safety needs, that government action is necessary to meet requirements for public use under federal regulations, or the right to use or sell such inventions is exclusively licensed to an entity within the U.S. and substantially manufactured outside the U.S. without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the U.S.). The U.S. government also has the right to take title to these inventions if our licensors failed to disclose the invention to the government in a timely manner and/or failed to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Furthermore, certain inventions are subject to transfer restrictions during the term of these agreements and for a period thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and other post grant proceedings before the US Patent and Trademark Office ("USPTO") and corresponding foreign patent offices. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current and future product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may in the future assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, or any final product itself, the holders of any such patents may be able to block our ability to develop and commercialize such product candidate until such patents expire unless we obtained a license under the applicable patents, which license may not be available on acceptable terms, if at all.

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

If we are unable to successfully obtain rights to required third-party intellectual property, our business, financial condition and prospects for growth could suffer.

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

As of March 15, 2022, we had 17 full-time employees. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our clinical trial management, product development, manufacturing, regulatory, and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. We may not be able to attract or retain qualified personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We may evaluate and enter into various acquisitions and strategic partnerships, including licensing or acquiring additional products, intellectual property rights, technologies, or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including:

●	increased operating expenses and cash requirements;
●	the assumption of additional indebtedness or contingent liabilities;
●	the issuance of our equity securities;
●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
●	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from any business combination;
●	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
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

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	inability to obtain additional funding;
●	adverse results or delays in preclinical or clinical trials;
●	reports of adverse events in other gene therapy products or clinical trials of such products; manufacturing and supply issues related to our existing or future products
●	any delay in filing an IND or BLA for our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
●	failure to develop successfully and commercialize our product candidates;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our products and product candidates;
●	inability to obtain adequate product supply for our product candidates or inability to do so at acceptable prices;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;
●	the perception of the pharmaceutical and biotechnology industries by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	significant lawsuits, including patent or stockholder litigation;
●	changes in the market valuations of similar companies;
●	sales of our common stock by us or our stockholders;
●	trading volume of our common stock;
●

General economic conditions in the United States and abroad; and

other events or factors, many of which may be out of our control, including, but not limited to, pandemics such as COVID-19, war, or other acts of God.

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

An active, liquid and orderly market for our common stock may not be sustained, and you may not be able to sell your common stock.

Our common stock trades on the Nasdaq Capital Market. We cannot assure you that an active trading market for our common stock will be sustained. The lack of an active market may impair your ability to sell the common stock at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling common stock and may impair our ability to acquire other businesses, applications or technologies using our common shares as consideration, which, in turn, could materially adversely affect our business.

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements, including the minimum bid price requirement and other applicable corporate governance requirements, or those of any other national exchange. If we are unable to maintain listing on Nasdaq, our common stock may remain thinly traded. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our common stock;
●	the market price of our common stock;
●	our ability to obtain financing for the continuation of our operations;
●	the number of investors that will consider investing in our common stock;
●	the number of market makers in our common stock;
●	the availability of information concerning the trading prices and volume of our common stock; and
●	the number of broker-dealers willing to execute trades in shares of our common stock;

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. We have designed, implemented and tested the internal control over financial reporting required to comply with this obligation, which was and is time consuming, costly, and complicated. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2021 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to remediate this material weakness or maintain effective internal control over financial reporting, this could result in a material misstatement in our consolidated financial statements and a failure to meet our reporting and financial obligations, which could have a material adverse effect on our business.

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

We are an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2021, we had outstanding options to purchase an aggregate of 8,574,301 shares of our common stock at a weighted average exercise price of $3.35 per share and warrants to purchase an aggregate of 2,204,746 shares of our common stock at a weighted average exercise price of $4.39 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment, even if there is no relationship between such sales and the performance of our business.

We are unable to predict the effect that sales may have on the market price of our common stock. If any shares of our common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 15, 2022. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

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

General Risk Factors

Obligations associated with being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

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

Our operations, and those of our CROs, contract manufacturers and other contractors, vendors and consultants, could be subject to power shortages, telecommunications failures, wildfires, water shortages, floods, earthquakes, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and pandemics and other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Our ability to obtain clinical supplies of our current and potential product candidates could be disrupted if the operations of our contract manufacturers are affected by a man-made or natural disaster or other business interruption.

In addition, the global macroeconomic environment could be negatively affected by, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of the Ukraine and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which could adversely affect our business, financial condition or results of operations.  If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal offices are located at 3300 Bee Cave Road, #650-227, Austin, Texas 78746. We operate primarily as a virtual company and we believe our current facilities and those that we believe are available to us are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

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

Holders of Record

As of March 15, 2022, there were approximately 148 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

For the year ended December 31, 2021, we issued and sold the following unregistered securities:

1)	On October 1, 2021, we issued an aggregate of 5,000 shares of our common stock to a consultant in consideration of services.

2)	On December 6, 2021, we issued an aggregate of 66,138 shares of our common stock to a consultant in consideration of services.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 6. Selected Financial Data.

Reserved.

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

Overview

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs.  Our oncology platform utilizes our non-viral ONCOPREX™ Nanoparticle Delivery System.  Using this system, we encapsulate plasmids that express tumor suppressor genes within lipid nanoparticles and intravenously administer the encapsulated plasmids which are taken up by the tumor cells, after which the tumor suppressor genes express proteins that are missing or found in low quantities in the tumor cells.  Our diabetes technology is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

Oncology Platform

Our lead oncology drug candidate, REQORSA Immunogene Therapy, also sometimes referred to as GPX-001, initially is being developed in combination with top selling cancer drugs to treat NSCLC and SCLC. The active agent in REQORSA is a plasmid that expresses a tumor suppressor gene named TUSC2. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA also has been shown to block mechanisms that create drug resistance and to be complementary with targeted drugs and immunotherapies. We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, who are not benefitting from current therapies.

We currently are enrolling one Phase 1/2 clinical trial in NSCLC and are about to begin enrolling a second Phase 1/2 clinical trial in NSCLC. The Acclaim-1 clinical trial is using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with activating EGFR mutations, whose disease progressed after treatment with Tagrisso. The first patient was dosed in Acclaim-1 in February 2022. We expect the Phase 1 portion of Acclaim-1 to be completed by year end 2022. Our Acclaim-2 clinical trial is expected to begin enrolling patients in April 2022 and is using a combination of REQORSA with Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease progressed after treatment with Keytruda. We expect to complete the Phase 1 portion of Acclaim-2 by the first quarter of 2023.

The FDA has granted two Fast Track Designations, one for use of REQORSA in the patient population targeted in each of these trials.

The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").  We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates.

Diabetes Gene Therapy

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas. Our diabetes product candidate is currently being evaluated in preclinical studies at the University of Pittsburgh.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to December 31, 2021. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following summarizes our results of operations for the years ended December 31, 2021 and 2020.

Research and Development Expense. Research and development ("R&D") expense was $8,607,751 for the year ended December 31, 2021 as compared to $7,302,923 for the year ended December 31, 2020. This increase of $1,304,828, or 18%, is due to (i) advancements and expansions in our manufacturing programs, including manufacturing and testing of our drug product, for our Acclaim-1 and Acclaim-2 clinical trials, (ii) increased usage of third-parties, including CROs, to develop clinical strategies and setup clinical trial electronic data systems for our Acclaim-1 and Acclaim-2 clinical trials in preparation for the opening of our clinical sites which has begun, and (iii) significant increase in R&D personnel to support our Acclaim-1 and Acclaim-2 trials and our planned clinical trial for SCLC and our advancing discovery programs. We anticipate that these R&D activities will continue throughout 2022 and thereafter and will continue to include costs related to the ongoing support of our Acclaim-1 and Acclaim-2 clinical trials and the commencement of a clinical study in SCLC as well as continued activities related to our discovery programs.

General and Administrative Expense. General and administrative ("G&A") expense for the year ended December 31, 2021 was $10,970,472 as compared to $10,635,881 for the year ended December 31, 2020. The increase of $334,591, or 3% is due to an increase in headcount and support from 10 full-time employees at the start of 2021 to 15 full-time employees at December 31, 2021, accrual of paid time off ("PTO") and employee bonuses due to new PTO policies and implementation of a total rewards strategy for recruitment and retention of employees, and increases in insurance premiums.

Interest Income. Interest income was $5,133 and $18,811 for the years ended December 31, 2021 and 2020, respectively. This decrease of $13,678, or 73%%, was due to changes in balances and a significant drop in interest rates of our money market instruments for the year ended December 31, 2021 as opposed to the prior year.

Interest Expense. There was no interest expense for the years ended December 31, 2021 and 2020 because we satisfied all debt obligations and repaid all short-term loans prior to 2019. As of December 31, 2021, we had no outstanding debt.

Depreciation Expense. Depreciation expense was $22,534 and $22,777 for the years ended December 31, 2021 and 2020, respectively. The decrease of $243, or 1%, in depreciation was due to the timing of purchases of computer equipment for new employees.

Net Loss.  We had a net loss of $19,595,624, for the fiscal year ended December 31, 2021 compared to a net loss of $17,942,770 for the fiscal year ended December 31, 2020. The increase of 1,652,854, or 9%, in net loss was due to the expansion of our personnel and our clinical and manufacturing programs to support our Acclaim-1 and Acclaim-2 clinical trials.

Liquidity and Capital Resources

From inception through December 31, 2021, we have never generated revenue from product sales and have incurred net losses in each year. As of December 31, 2021, we had an accumulated deficit of $78,017,853. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2020, we sold an aggregate of 16,697,884 shares of common stock for total net proceeds of $34,493,423 pursuant to registered direct offerings and issued 7,104,524 shares of common stock with gross proceeds of $3,857,886 from warrant and option exercises. For the year ended December 31, 2021, we sold an aggregate of 4,000,000 shares of common stock for total net proceeds of $23,192,500 pursuant to a registered direct offering and issued 670,889 shares of common stock upon the exercise of options for gross proceeds of $677,912.

As of December 31, 2021, we had $38,628,876 in cash.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and our Acclaim-2 clinical trials. Both trials are currently open for enrollment. We have dosed the first patient in Acclaim-1 and expect to dose the first patient in Acclaim-2 in April 2022. We expect the Phase 1 portion of the Acclaim-1 trial to be completed by year end 2022 and we expect the Phase 1 portion of the Acclaim-2 trial to be completed by the first quarter of 2023. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash and cash equivalents, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We also have been experiencing delays related to COVID-19 with respect to the launch of our Acclaim-1 and Acclaim-2 clinical trials. Specifically, we have experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review, created by an accumulation of protocols while clinical trials have been widely disrupted during the pandemic and workforce shortages that have been impacting the U.S. economy in general. Although, continued delays will enable us to fund our expenditure requirements for our current operations and planned clinical trial activities longer, we would not be advancing our clinical trials as anticipated and utilizing our available capital resources to support our operations only.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(14,284,924)	$(13,935,086)
Net cash used in investing activities	(83,796)	(2,337,250)
Net cash provided by financing activities	25,677,911	41,589,529
Net increase in cash	11,309,191	25,317,193

Short Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs.  We currently have certain cash fixed obligations with respect to development of materials used in our clinical studies and payment obligations associated with our ongoing conduct and monitoring of our Acclaim-1 and our Acclaim-2 clinical trials, and we expect that we have sufficient cash to cover these requirements. We do not expect our operations will require significant increases in our short-term cash needs.

Long Term Cash Requirements

We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements.  Ongoing business development activity may require us to use some of our liquidity for an acquisition, or additional capital to fund newly acquired operations. If we raise additional funds by issuing equity securities, our existing security holders will likely experience dilution; and the incurring of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict operations.

Our future capital requirements depend on many factors, including, but not limited to:

•	the costs and timing of our development activities and preclinical and clinical trials;

•	the cost of manufacturing our existing and future products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company;

•

the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;

•	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;

•	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Cash used in operating activities

Net cash used in operating activities was $14,284,924 and $13,935,086 for the years ended December 31, 2021 and 2020, respectively. The increase of $349,838, or 3%, in net cash used in operating activities in 2021 was due to us increasing headcount and advancing manufacturing and clinical programs in anticipation of our Acclaim-1 and Acclaim-2 clinical trials.

Cash used in investing activities

Net cash used in investing activities was $83,796 and $2,337,250 for the years ended December 31, 2021 and 2020, respectively. The decrease in net cash used in investing activities of $2,253,454, or 96%, was primarily due to a major investment in manufacturing materials for the year ended December 31, 2020 to provide a stockpile of raw materials that are currently being used to manufacture REQORSA for our Acclaim-1 and Accliam-2 clinical trials. Additions to property and equipment and reductions to intellectual property investment were marginal and due to timing for the year ended December 31, 2021 compared to the year ended December 31, 2020.

Cash provided by financing activities

Net cash provided by financing activities was $25,677,911 and $41,589,529 for the years ended December 31, 2021 and 2020, respectively. The decrease of $15,911,618, or 38%, in net cash provided by financing activities was due to our selling of more common stock in capital raising activities throughout the year ended December 31, 2020 compared to the year ended December 31, 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting due to lack of segregation of duties.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2021 due to a material weakness in our internal controls due to the lack of segregation of duties.

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

During the year ended December 31, 2021 and as our operational activities increased, management determined and continues to determine that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness.

Remediation Plans

Management is actively engaged in remediation efforts to address the material weakness identified in the management’s evaluation of internal controls and procedures. The remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weakness and include:

•	new accounting software, processes, and workflows to further segregate duties among limited accounting staff;

•	specific review procedures, including the added involvement of our General Counsel to review all accounting transactions following a given period in an effort to enhance accuracy of reporting;

•	specific review procedures, including the added involvement of our manufacturing team, to enhance controls associated with the tracking and reporting of inventory values in our supply chain;

•	a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by the Company through controls and procedures and the monitoring of their integrity and effectiveness; and

•	additional hiring of staff and development of accounting processes and policies to further segregate accounting responsibilities.

During the year ended December 31, 2021, we took actions to remediate the material weakness relating to our internal controls over financial reporting including the implementation of new accounting software, enhancements of processes and workflows to segregate duties among our accounting staff, the hiring of a Corporate Controller in June 2021, and the establishment of a formal Disclosure Committee.

As Management continues to evaluate and work to improve its internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above. While remediation efforts are active, management requires additional time to demonstrate the operating effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our definitive proxy statement (the “Proxy Statement”) for the 2022 annual meeting of stockholders (the “Annual Meeting”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021.

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.2		Amended and Restated Bylaws of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

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

4.4		Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

4.5		Warrant Agreement, dated July 27, 2018, issued to Cancer Revolution, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.6		Warrant Agreement, dated July 27, 2018, issued to Inception Capital Management, LLC, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.7		Warrant Agreement, dated July 27, 2018, issued to Cancer Biotech, LLC, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.8		Form of Warrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

4.9		Warrant Agreement, dated April 24, 2020, issued to Cancer Revolution LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 28, 2020.

4.10		Warrant Agreement, dated August 10, 2020, issued to Capital City Technical Consulting, Inc., incorporated by reference to Exhibit 4.11 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

4.11		Amended and Restated Warrant Agreement, dated August 10, 2020, issued to DABS Advanced Biotech Solutions, LLC., incorporated by reference to Exhibit 4.12 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

4.12		Amended and Restated Warrant Agreement, dated August 10, 2020, issued to DABS Advanced Biotech Solutions, LLC., incorporated by reference to Exhibit 4.13 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

4.13		Form of Securities Purchase Agreement, dated February 8, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 9, 2021.

4.14		Warrant Agreement, dated February 10, 2021, issued to Bear Creek Capital LLC, incorporated by reference to Exhibit 4.1 of Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2021.

4.15		Form of Warrant Agreement, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021.

4.16		Description of Registrant's Securities.

10.1	+

Form of Indemnity Agreement, by and between the Registrant and its directors and officers, incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

Exhibit Number		Description of Exhibit
10.2	+	Registrant’s 2009 Equity Incentive Plan, including Form of Notice of Stock Option Grant, and Form of Stock Option Agreement thererunder, incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.3	+	Genprex, Inc. 2018 Equity Incentive Plan, dated April 3, 2018, including Form of Notice of Stock Option Grant, Form of Option Agreement, and Form of Notice of Exercise thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.4	+	Genprex, Inc. 2018 Employee Stock Purchase Plan, dated April 3, 2018, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.5	+	Genprex, Inc. Non-Employee Director Compensation Policy, dated November 2, 2018, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 8, 2018.

10.6

Patent and Technology License Agreement, dated July 20, 1994, by and between the Board of Regents of the University of Texas System, The University of Texas M.D. Anderson Cancer Center and Intron Therapeutics, Inc., incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.7

Amendment No. 3 to Patent and Technology License Agreement, dated October 4, 2001, incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.8

Technology Sublicense Agreement, dated March 7, 2007, by and between Introgen Therapeutics, Inc., and Introgen Research Institute, Inc., incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.9

Assignment and Collaboration Agreement, dated April 13, 2009, by and between Gensolve, Inc. and the Registrant, incorporated by reference to Exhibit 10.9 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.10

Technology License Agreement, dated February 26, 2010, by and between Introgen Research Institute, Inc. and P53, Inc., incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.11

Technology Sublicense Agreement, dated June 1, 2011, by and between the Registrant and Introgen Research Institute, Inc., incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.12

Amended Collaboration and Assignment Agreement, dated July 1, 2011, by and between Introgen Research Institute, Inc. and the Registrant, incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.13

Clinical Study Agreement, dated February 10, 2014, by and between The University of Texas M.D. Anderson Cancer Center and the Registrant, incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.14

Amendment No. 1 to Clinical Study Agreement, dated June 25, 2015, incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.15	+

Executive Employment Agreement, dated April 13, 2018, by and between the Registrant and Rodney Varner, incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on April 17, 2018.

10.16	+

Executive Employment Agreement, dated April 13, 2018, by and between the Registrant and Ryan Confer, incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on April 17. 2018.

Exhibit Number		Description of Exhibit
10.17		Form of Registration Rights Agreement, dated May 6, 2018, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

10.18	+

Consulting Agreement, dated August 13, 2018, by and between the Registrant and Viet Ly, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018.

10.19		Form of Securities Purchase Agreement, dated November 20, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

10.20		Exclusive License Agreement, dated February 11, 2020, by and between the Registrant and the University of Pittsburgh – Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2020.

10.21		Form of Securities Purchase Agreement, dated February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2020.

10.22	+	Executive Employment Agreement, dated March 12, 2020, by and between the Registrant and Catherine Vaczy, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 23, 2020.

10.23	+	Executive Employment Agreement, dated March 12, 2020, by and between the Registrant and Michael Redman, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 23, 2020.

10.24	++	Amendment No. 1 to Patent and Technology License Agreement, dated March 3, 2021, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

10.25	+	First Amendment to Executive Employment Agreement, dated March 24, 2021, by and between the Registrant and Catherine Vaczy, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 25, 2021.

10.26	+	First Amendment to Executive Employment Agreement, dated March 24, 2021, by and between the Registrant and Michael Redman, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 25, 2021.

10.27	+	Offer Letter, dated September 27, 2021, by and between the Registrant and Mark S. Berger, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 28, 2021.

10.28	+	Offer Letter dated September 27, 2021, by and between the Registrant and Hemant Kumar, PhD, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 28, 2021.

Exhibit Number		Description of Exhibit
23.1	*	Consent of Daskzal Bolton LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document.

104	*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
++	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.

Date: March 30, 2022	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Rodney Varner	Chief Executive Officer and Member of the Board of Directors	March 30, 2022
J. Rodney Varner	(Principal Executive Officer)

/s/ Ryan M. Confer	Chief Financial Officer	March 30, 2022
Ryan M. Confer	(Principal Financial and Accounting Officer)

/s/ Brent Longnecker	Member of the Board of Directors	March 30, 2022
Brent Longnecker

/s/ Jose Antonio Moreno Toscano	Member of the Board of Directors	March 30, 2022
Jose Antonio Moreno Toscano

/s/ Will R. Wilson, Jr.	Member of the Board of Directors	March 30, 2022
Will R. Wilson, Jr.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Genprex, Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genprex, Inc. (the “Company”) at December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Boca Raton, FL

March 30, 2022

Genprex, Inc.

Balance Sheets

	2021	2020
Assets
Current assets:
Cash	$38,628,876	$27,319,685
Accounts receivable	—	127
Prepaid expenses and other	511,348	384,553
Total current assets	39,140,224	27,704,365
Property and equipment, net	48,608	39,441
Other assets:
Security deposits	8,691	10,741
Supplies	3,022,403	3,011,042
Intellectual property, net	642,360	601,625
Total other assets	3,673,454	3,623,408
Total assets	$42,862,286	$31,367,214
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$973,195	$192,968
Other current liabilities	612,100	257,756
Total current liabilities	1,585,295	450,724
Stockholders' equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 47,874,708 and 43,117,681 shares issued and outstanding, respectively	47,874	43,118
Additional paid-in capital	119,246,970	89,295,601
Accumulated deficit	(78,017,853)	(58,422,229)
Total stockholders' equity	41,276,991	30,916,490
Total liabilities and stockholders' equity	$42,862,286	$31,367,214

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Operations

	Year Ended
	December 31,
	2021	2020
Revenues	$—	$—
Cost and expenses:
Depreciation	22,534	22,777
Research and development	8,607,751	7,302,923
General and administrative	10,970,472	10,635,881
Total costs and expenses	19,600,757	17,961,581
Operating loss	(19,600,757)	(17,961,581)
Interest income	5,133	18,811
Net loss	$(19,595,624)	$(17,942,770)
Net loss per share — basic and diluted	$(0.42)	$(0.51)
Weighted average number of common shares — basic and diluted	47,097,251	35,522,875

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2019	19,263,841	$19,264	$43,483,740	$(40,479,459)	$3,023,545
Issuance of stock for cash	23,802,408	23,802	41,565,727	—	41,589,529
Issuance of stock for services	51,432	52	154,596	—	154,648
Share based compensation	—	—	4,091,538	—	4,091,538
Net loss	—	—	—	(17,942,770)	(17,942,770)
Balance at December 31, 2020	43,117,681	$43,118	$89,295,601	$(58,422,229)	$30,916,490
Issuance of stock for cash	4,670,889	4,670	25,673,241	—	25,677,911
Issuance of stock for services	86,138	86	155,959	—	156,045
Share based compensation	—	—	4,122,169	—	4,122,169
Net loss	—	—	—	(19,595,624)	(19,595,624)
Balance at December 31, 2021	47,874,708	$47,874	$119,246,970	$(78,017,853)	$41,276,991

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Cash Flows

	2021	2020
Cash flows from operating activities:
Net loss	$(19,595,624)	$(17,942,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,534	22,777
Share based compensation	4,278,214	4,246,186
Changes in operating assets and liabilities:
Accounts receivable	127	528
Prepaid expenses and other	(126,795)	(212,837)
Deposits	2,050	10,991
Accounts payable	780,226	(247,290)
Other current liabilities	354,344	187,329
Net cash used in operating activities	(14,284,924)	(13,935,086)
Cash flows from investing activities:
Additions to property and equipment	(31,700.17)	(17,564)
Additions to intellectual property	(40,735.32)	(110,424)
Additions to research and development supplies	(11,360.89)	(2,209,262)
Net cash used in investing activities	(83,796)	(2,337,250)
Cash flows from financing activities:
Proceeds from issuances of common stock	25,677,911	41,589,529
Net cash provided by financing activities	25,677,911	41,589,529
Net increase in cash	11,309,191	25,317,193
Cash, beginning of year	27,319,685	2,002,492
Cash, end of year	$38,628,876	$27,319,685

See accompanying notes to the financial statements

Genprex, Inc.

Notes to Financial Statements

Note 1 – Description of Business and Basis of Presentation

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs.  Our oncology platform utilizes our non-viral ONCOPREX™ Nanoparticle Delivery System.  Using this system, we encapsulate plasmids that express tumor suppressor genes within lipid nanoparticles and intravenously administer the encapsulated plasmids which are taken up by the tumor cells, after which the tumor suppressor genes express proteins that are missing or found in low quantities in the tumor cells.  Our diabetes technology is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system.

Oncology Platform

Our lead oncology drug candidate, REQORSA™ Immunogene Therapy, also sometimes referred to as GPX- 001, initially is being developed in combination with top selling cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). The active agent in REQORSA is a plasmid that expresses a tumor suppressor gene named TUSC2. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA also has been shown to block mechanisms that create drug resistance and to be complementary with targeted drugs and immunotherapies.  We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, who are not benefitting from current therapies.

We currently are enrolling one Phase 1/2 clinical trial in NSCLC and are about to begin enrolling a second Phase 1/2 clinical trial in NSCLC. The Acclaim- 1 clinical trial (“Acclaim- 1") is using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with activating epidermal growth factor receptor ("EGFR") mutations, whose disease progressed after treatment with Tagrisso. The first patient was dosed in Acclaim- 1 in February 2022. We expect the Phase 1 portion of Acclaim- 1 to be completed by year end 2022.  Our Acclaim- 2 clinical trial (“Acclaim- 2”) is expected to begin enrolling patients in April 2022 and is using a combination of REQORSA with Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease progressed after treatment with Keytruda. We expect to complete the Phase 1 portion of Acclaim- 2 by the first quarter of 2023.

The Food and Drug Administration (“FDA”) has granted two Fast Track Designations, one for use of REQORSA in the patient population targeted in each of these trials.

The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").  We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates.

Diabetes Gene Therapy

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas. Our diabetes product candidate is currently being evaluated in preclinical studies at the University of Pittsburgh.

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents.  Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have no cash equivalents, and had $38,392,885 and $27,091,596 in excess of FDIC insured limits of $250,000 at December 31, 2021 and December 31, 2020 respectively.

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

Research and development supplies purchased and capitalized for future use were $3,022,403 and $3,011,042 at December 31, 2021 and December 31, 2020, respectively.

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

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2021 and December 31, 2020, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after December 31, 2021 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

We have exclusive license agreements on 18 issued patents and 17 pending patent applications worldwide for technologies developed by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

Note 4 – Equity

Registered Direct Offerings

On January 16, 2020, the Company completed a registered direct offering in which the Company sold to an accredited investor 961,000 shares of the Company’s common stock at $0.24 per share. The Company received net proceeds of approximately $200,000 after commissions and expenses.

On January 23, 2020, the Company completed a registered direct offering in which the Company sold to investors an aggregate of 7,620,000 shares of the Company’s common stock at $1.05 per share. The Company received net proceeds of approximately $7.2 million after commissions and expenses.

On February 19, 2020, the Company completed a registered direct offering in which the Company sold to investors an aggregate of 5,000,000 shares of the Company’s common stock at $3.50 per share. The Company received net proceeds of approximately $16.0 million after commissions and expenses.

On December 22, 2020, the Company completed a registered direct offering in which the Company sold to an accredited investor 3,116,884 shares of the Company’s common stock at $3.85 per share. The Company received net proceeds of approximately $11.1 million after commissions and expenses.

On February 10, 2021, the Company completed a registered direct offering in which the Company sold to investors an aggregate of 4,000,000 shares of the Company's common stock at $6.25 per share. The Company received net proceeds of approximately $23.2 million after commissions and expenses.

Stock Issuances

During the year ended December 31, 2021, we issued (i) 670,889 shares of common stock upon the exercise of options for cash proceeds of $677,912, and (ii) 86,138 shares of common stock for services provided to us valued at $156,045 to the Chairman of our Scientific Advisory Board and a consultant.

During the year ended December 31, 2020, we issued (i) 1,277,743 shares of common stock from the exercise of options for cash proceeds of $1,320,155, (ii) 5,511,599 shares of common stock from the exercise of warrants for cash proceeds of $2,537,731, (iii) 199,630 shares of common stock from the exercise of cashless warrants, and (iv) 51,432 shares of common stock for service provided to us, valued at $154,648.

Preferred Stock

In connection with the Company’s IPO, all preferred stock included in Series A through Series G, totaling 1,394,953 shares were converted into 9,324,177 shares of common stock in association with the forward-split (See Note 2 - Capital Stock). Upon the completion of the IPO, the Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share, none of which are outstanding as of December 31, 2021.

Common Stock

Upon the completion of the IPO, all of the Company’s non-voting common stock automatically converted into voting common stock on a one-to-one basis. Immediately following the completion of the IPO, the Company is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share, all of which is voting common stock. There were 47,874,708 shares of common stock outstanding at December 31, 2021.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the years ended  December 31, 2021 and 2020 respectively are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at January 1, 2020	7,476,056	$1.45
Issued	550,000	2.41
Cancelled or expired	(44,528)	0.50
Exercised	(5,826,781)	0.47
Outstanding at December 31, 2020	2,154,747	$4.37
Issued	50,000	5.29
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2021	2,204,747	$4.39
Exercisable at December 31, 2021	1,971,412	$4.62

In the year ended  December 31, 2021, the Company issued (i) a warrant to purchase up to 25,000 shares of common stock to a service provider at an exercise price of $7.22 per share, the fair market value of a share of common stock on the date of issuance and (ii) a warrant to purchase up to 25,000 shares of common stock to a service provider at an exercise price of $3.36 per share, the fair market value of a share of common stock on the date of issuance. During the year ended  December 31, 2021, we recorded share-based compensation of $200,282 associated with the vesting of warrants.

In the year ended  December 31, 2020, (i) investors and placement agents of the Company's May 2018 private placement and November 2019 registered direct offering exercised warrants to purchase 5,511,599 shares of common stock for cash proceeds of $2,537,731, (ii) the Company issued 315,182 shares of common stock to the placement agents of the November 2019 registered direct offering upon the exercise of warrants on a cashless basis, and (iii) the Company issued warrants to purchase up to 550,000 shares of common stock to service providers, including 500,000 shares of common stock to Cancer Revolution, LLC, an entity owned and managed by Viet Ly, an advisor to the Company, at an exercise price of $2.27 per share, the fair market value of a share of common stock on the date of issuance and 50,000 shares of common stock to Capital City Technical Consulting, Inc., a service provider, at an exercise price of $3.81 per share, the fair market value of a share of common stock on the date of issuance. A principal of Capital City Technical Consulting, Inc. also serves as our Vice President, Regulatory on a consulting basis. During the year ended December 31, 2020, we recorded share-based compensation of $450,000 associated with Company milestone-based vesting of the Cancer Revolution, LLC warrants. We expect to record $124,000 of share-based compensation for time-based vesting over the next three years and another $300,000 of share-based compensation based on performance-based vesting.

On January 29, 2018, the Company entered into an agreement with a consultant whereby the Company agreed to grant warrants to purchase 6,000 shares of our common stock at $5.00 per share in consideration of services valued at $30,000 provided to the Company. As of December 31, 2021, the Company has not issued these warrant shares.

2018 Equity Incentive Plan

The Company’s board of directors and stockholders have approved and adopted the Company’s 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the completion of the IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options that are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and performance-based cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants.

A total of 4,160,000 shares of common stock were initially available under the 2018 Plan, plus a number of shares of common stock (not to exceed 2,628,749 shares) subject to outstanding awards under our 2009 Equity Incentive Plan (the “2009 Plan”) as of the IPO that expire, are forfeited or otherwise terminate or that are used to cover the exercise price or applicable tax withholdings. No further grants will be made under the 2009 Plan.

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increase on January 1 of each year, beginning since  January 1, 2019 by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board or a committee appointed to administer the 2018 Plan. On

January 1, 2020 and 2021,
the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of
  963,192 and 2,155,884 shares, respectively. As of
December 31, 2021
, a total of 1,096,850 shares of common stock remain available for issuance for future awards under the 2018 Plan.

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

Stock Options

As of December 31, 2021, the Company had outstanding stock options to purchase 8,574,301 shares of common stock that have been granted to various executives, employees, directors, and independent contractors, including outstanding stock options to purchase 950,000 shares of common stock issued as inducement grants, outside of the 2018 plan, associated with the hiring of new executives in 2021. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.015 to $9.80 per share. The per-share fair values of these options range from $0.015 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term (in years):	10
Risk-free rate:	0.12% – 1.55%
Volatility:	79.89% – 83.31%
Dividend yield:	0%

In the year ending December 31, 2021, the Company (i) granted stock options to purchase an aggregate of 2,519,628 shares of the Company's common stock with exercise prices ranging from $2.72 to $7.22 per share to executives, employees, board members, and consultants, (ii) cancelled options to purchase 118,507 shares of common stock with exercise prices ranging from $1.45 to $7.22 per share due to the termination of former employees, and (iii) issued 670,889 shares of the Company's common stock upon the exercise of options held by consultants, a former board member, and a former executive, with exercise prices ranging from $0.015 to $2.15 per share.

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

The weighted average remaining contractual term for the outstanding options at December 31, 2021 and 2020 is 7.24 and 7.06 years, respectively.

Stock option activity for the years ended December 31, 2021 and 2020, respectively, is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at January 1, 2020	5,982,923	$2.66
Options granted	2,466,529	2.87
Options exercised	(1,277,743)	1.03
Options expired	(327,640)	8.31
Outstanding at December 31, 2020	6,844,069	$2.81
Options granted	2,519,628	4.26
Options exercised	(670,889)	1.01
Options expired	(118,507)	3.00
Outstanding at December 31, 2021	8,574,301	$3.35
Exercisable at December 31, 2021	5,375,507	$3.05

Share-Based Compensation

In the year ending December 31, 2021, the Company's total share-based compensation was approximately $4.2 million, of which approximately $3.8 million represents the vesting of options and warrants issued to service providers, executives, employees, and board members. As of  December 31, 2021, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $8.5 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of December 31, 2021, the weighted average term over which these expenses are expected to be recognized is 2.14 years.

As of December 31, 2021, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

In the year ended December 31, 2020, the Company's total share-based compensation was approximately $4.3 million with approximately $3.6 million representing the vesting of options issued to service providers, employees, and board members.

Note 5 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, our President, Chief Executive Officer and Chairman of the Board of with Mr. Varner is the sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, providing us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson.

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

Commitments

MD Anderson

The Company entered into a clinical study agreement with the MD Anderson, to administer the Company’s Phase 1/2 clinical trial, combining REQORSA and Tarceva in Stage 4 lung cancer patients. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. In 2020, the Company received Fast Track Designation ("FTD") from the FDA for its Acclaim-1 trial which combines REQORSA plus Tagrisso in patients with stage III or IV NSCLC with EGFR mutations that progressed after treatment with Tagrisso. Given the FTD and with Tagrisso now considered a new standard of care in the U.S. for NSCLC with an EGFR mutation, the Company is no longer enrolling patients in its ONC-002 study and, in June 2021, initiated its Acclaim-1 trial and plans to initiate its Acclaim-2 trial by the end of the first quarter of 2022.

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

As a result of our modified agreement with the NIH, we have recognized the exchange of the $120,000 fixed obligation for the $240,000 contingent obligation as a $120,000 reduction to intellectual property expense (classified within General and Administrative Expense) during the first quarter of 2017. The $240,000 contingent obligation which increases annually by $20,000 and is $320,000 as of December 31, 2021, will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

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

Note 7 - Significant Events

The COVID-19 pandemic continues to have a major impact in the U.S. and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations.  Through March 31, 2021, the Company had not experienced any material impact on its financial results or operations as a result of the COVID-19 pandemic. Beginning in June 2021, the Company experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review created by an accumulation of clinical trial protocols. The Company continues to closely monitor the impact of the COVID-19 pandemic on its business and workforce.

Note 8 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
0%

At December 31, 2021, the Company has a net operating loss carryforward of approximately $62.4 million for Federal and state purposes.  This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2021 and December 31, 2020.  The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 9 – Subsequent Events

Reserves of 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan

On January 1, 2022, the total shares of common stock reserved under the 2018 Equity Incentive Plan increased 2,393,735 shares. On February 2, 2022, the Company's Board of Directors determined that no additional shares would be reserved during the 2021 fiscal year for the 2018 Employee Stock Purchase Plan given that no shares have yet been issued under the plan.

Share Issuances

On January 1, 2022, the Company issued 5,000 shares of common stock to the Chairman of our Scientific Advisory Board in consideration for services.

Option Issuances

On January 3, 2022, February 2, 2022, and February 22, 2022, the Company issued grants of stock options under the 2018 Equity Incentive Plan to purchase a total of 275,000 shares of common stock to new employees at the fair market value of the common stock on the date of issuance. On February 4, 2022, the Company’s Board of Directors approved the grant of stock options under the 2018 Equity Incentive Plan to purchase a total of 247,500 shares of common stock to non-executive employees at the fair market value of the common stock on the date of issuance.

Executive Compensation

On February 4, 2022, the Company's Compensation Committee approved (i) annual incentive awards of an aggregate of $623,500 and (ii) the grant of stock options under the 2018 Equity Incentive Plan to purchase an aggregate of 1,882,062 shares of the Company's common stock to Company executives at the fair market value of the common stock on the date of issuance.