Form 10-Q
period 2022-03-31
Genprex, Inc.
filed 2022-05-13
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, the registrant had 47,898,351 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,555,337	$38,628,876
Accounts receivable	$32,171	—
Prepaid expenses and other	$1,115,601	$511,348
Total current assets	$35,703,109	$39,140,224
Property and equipment, net	$41,878	$48,608
Other assets:
Security deposits	$10,000	$8,691
Supplies	$3,010,243	$3,022,403
Intellectual property, net	$644,201	$642,360
Total other assets	$3,664,444	$3,673,454
Total assets	$39,409,431	$42,862,286
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,252,978	$973,195
Other current liabilities	$1,131,839	$612,100
Total current liabilities	$2,384,817	$1,585,295
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 47,879,708 and 47,874,708 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	$47,879	$47,874
Additional paid-in capital	$120,717,072	$119,246,970
Accumulated deficit	$(83,740,337)	$(78,017,853)
Total stockholders’ equity	$37,024,614	$41,276,991
Total liabilities and stockholders’ equity	$39,409,431	$42,862,286

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$—	$—
Cost and expenses:
Depreciation	6,730	6,242
Research and development	1,860,837	2,169,143
General and administrative	3,855,796	4,316,310
Total costs and expenses	5,723,363	6,491,695
Operating loss	(5,723,363)	(6,491,695)
Interest income	879	1,982
Net loss	(5,722,484)	(6,489,713)
Net loss per share—basic and diluted	$(0.12)	$(0.14)
Weighted average number of common shares— basic and diluted	47,879,597	45,546,106

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2020	43,117,681	$43,118	$89,295,601	$(58,422,229)	$30,916,490
Issuance of stock for cash	4,192,139	4,192	25,320,138	—	25,324,330
Issuance of stock for services	5,000	5	20,645	—	20,650
Share based compensation	—	—	651,088	—	651,088
Net loss	—	—	—	(6,489,713)	(6,489,713)
Balance at March 31, 2021	47,314,820	$47,315	$115,287,472	$(64,911,942)	$50,422,845

Balance at December 31, 2021	47,874,708	$47,874	$119,246,970	$(78,017,853)	$41,276,991
Issuance of stock for cash	—	—	—	—	—
Issuance of stock for services	5,000	5	17,495	—	17,500
Share based compensation	—	—	1,452,607	—	1,452,607
Net loss	—	—	—	(5,722,484)	(5,722,484)
Balance at March 31, 2022	47,879,708	$47,879	$120,717,072	$(83,740,337)	$37,024,614

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,722,484)	$(6,489,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$6,730	6,242
Share based compensation	$1,470,107	671,738
Changes in operating assets and liabilities:
Accounts receivable	$(32,171)	—
Prepaid expenses and other	$(605,561)	187,282
Accounts payable	$279,783	146,493
Other current liabilities	$519,739	12,676
Net cash used in operating activities	$(4,083,857)	(5,465,282)
Cash flows from investing activities:
Additions to property and equipment	$—	(91,701)
Additions to intellectual property	$(1,841)	(9,071)
Reductions (additions) to research and development supplies	$12,160	(9,258)
Net cash provided (used) by investing activities	$10,319	(110,030)
Cash flows from financing activities:
Proceeds from issuances of stock	$—	25,324,330
Net cash provided by financing activities	$—	25,324,330
Net decrease (increase) in cash and cash equivalents	$(4,073,539)	19,749,018
Cash and cash equivalents, beginning of period	$38,628,876	27,319,685
Cash and cash equivalents, end of period	$34,555,337	$47,068,703

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

We currently are enrolling and treating patients in two Phase 1/2 clinical trials in NSCLC, our Acclaim-1 and Acclaim-2 clinical trials. The Acclaim-1 clinical trial (“Acclaim-1") is using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with activating epidermal growth factor receptor ("EGFR") mutations, whose disease progressed after treatment with Tagrisso. The first patient was dosed in Acclaim-1 in February 2022. We expect the Phase 1 portion of Acclaim-1 to be completed by year end 2022. The Acclaim-2 clinical trial (“Acclaim-2”) is using a combination of REQORSA with Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease progressed after treatment with Keytruda. The first patient was dosed in Acclaim-2 in April 2022. We expect to complete the Phase 1 portion of Acclaim-2 by the end of the first quarter of 2023.

The Food and Drug Administration (“FDA”) has granted two Fast Track Designations, one for use of REQORSA in the patient population targeted in each of these trials.

The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").  We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of several cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates.

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

Note 2 - Summary of Significant Accounting Policies

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion, the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2022. A summary of our significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed financial statements follows.

Capital Stock

The Company has the authority to issue up to 210,000,000 shares of stock consisting of 200,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001 per share.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have cash equivalents in a money market account and had $34,178,486 and $38,392,886 in excess of FDIC insured limits of $250,000 at March 31, 2022 and December 31, 2021, respectively.

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

Research and Development Costs

Research and development expenditures consist of costs incurred to conduct research, develop engineering materials for further study, and develop clinical strategies for future programs. These costs include payments to collaborative research partners, manufacturing partners and consultants, and clinical strategy partners, wages and associated employee benefits, facilities, and overhead costs. These expenditures relate to our preclinical and Phase 1/2 clinical trials and are expensed as incurred. Materials produced to be used in clinical research are capitalized and included in research and development supplies and are expensed as they are used for testing or clinical activities, or have spoiled.

Research and development supplies purchased and capitalized for future use were $3,010,243 and $3,022,403 at March 31, 2022 and December 31, 2021, respectively.

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

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the three months ended March 31, 2022, and the year ended December 31, 2021, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after March 31, 2022, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

We own or have exclusive license agreements on 18 issued patents and 18 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

Note 4 - Equity

Registered Direct Offerings

On February 10, 2021, the Company completed a registered direct offering in which the Company sold to investors an aggregate of 4,000,000 shares of the Company's common stock at $6.25 per share. The Company received net proceeds of approximately $23.2 million after commissions and expenses.

Stock Issuances

During the three months ended March 31, 2022, we issued (i) 5,000 shares of common stock for services provided to us valued at $17,500 to the Chairman of our Scientific Advisory Board.

During the year ended December 31, 2021, we issued (i) 670,889 shares of common stock upon the exercise of options for cash proceeds of $677,912, and (ii) 86,138 shares of common stock for services provided to us valued at $156,045 to the Chairman of our Scientific Advisory Board and a consultant.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at March 31, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 47,879,708 shares of the Company's common stock outstanding at March 31, 2022.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended March 31, 2022, and December 31, 2021, respectively, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2021	2,154,747	$4.37
Issued	50,000	5.29
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2021	2,204,747	$4.39
Issued	—	—
Cancelled or expired	—	—
Exercised	—	—
Outstanding at March 31, 2022	2,204,747	$4.39
Vested or expected to vest at March 31, 2022	—	—
Exercisable at March 31, 2022	1,971,412	$4.62

The Company did not issue warrants or record any share-based compensation associated with vesting of warrants during the three-month period ended March 31, 2022.

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

On January 29, 2018, the Company entered into an agreement with a consultant whereby the Company agreed to grant warrants to purchase up to 6,000 shares of the Company's common stock at an exercise price of $5.00 per share in consideration of services valued at $30,000 provided to the Company. At March 31, 2022, the Company has not issued these warrants.

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

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increase on January 1 of each year, since  January 1, 2019, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board or a committee appointed to administer the 2018 Plan.

On  January 1, 2021, and 2022, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 2,155,884 and 2,393,735 shares, respectively. As of March 31, 2022, a total of 1,103,523 shares of common stock remains available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to our employees. The ESPP authorizes the issuance of 208,500 shares of the Company’s common stock pursuant to purchase rights that may be granted to our eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2022.

Stock Options

As of March 31, 2022, the Company had outstanding stock options to purchase 10,961,363 shares of common stock that have been granted to various executives, employees, directors, and independent contractors. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.015 to $9.80 per share. The per-share fair values of these options range from $0.015 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term (in years):	10
Risk-free rate:	0.07% – 2.63%
Volatility:	75.98% – 88.38%
Dividend yield:	0%

During the three-month period ended  March 31, 2022, the Company (i) granted stock options to purchase an aggregate of 2,404,562 shares of the Company's common stock with exercise prices ranging from $2.00 to $3.50 per share to executives and employees, and (ii) cancelled options to purchase 17,500 shares of common stock at an exercise price of $2.00 per share in connection with the termination of employment of an employee.

In the year ended  December 31, 2021, the Company (i) granted stock options to purchase an aggregate of 2,519,628 shares of the Company's common stock with exercise prices ranging from $2.72 to $7.22 per share to executives, employees, board members, and consultants, (ii) cancelled options to purchase 118,507 shares of common stock with exercise prices ranging from $1.45 to $7.22 per share in connection with the termination of employment of employees, and (iii) issued 670,889 shares of the Company's common stock upon the exercise of options held by consultants, a former board member, and a former executive, with exercise prices ranging from $0.015 to $2.15 per share.

The weighted average remaining contractual term for the outstanding options at  March 31, 2022 and  December 31, 2021 is 7.61 and 7.24 years, respectively.

Stock option activity for the three months ended March 31, 2022, and year ended  December 31, 2021 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2021	6,844,069	$2.81
Options granted	2,519,628	4.26
Options exercised	(670,889)	1.01
Options expired	(118,507)	3.00
Outstanding at December 31, 2021	8,574,301	$3.35
Options granted	2,404,562	2.30
Options exercised	—	—
Options expired or cancelled	(17,500)	2.00
Outstanding at March 31, 2022	10,961,363	$3.13
Vested or expected to vest at March 31, 2022	605,648	4.45
Exercisable at March 31, 2022	5,981,155	$3.20

Share-Based Compensation

For the three months ended March 31, 2022, the Company's total share-based compensation was approximately $1.5 million, nearly all of which represents the vesting of options issued to executives, employees, and service providers. As of  March 31, 2022, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $10.6 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of March 31, 2022, the weighted average term over which these expenses are expected to be recognized is 2.06 years.

As of March 31, 2022, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

Note 5 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, our President, Chief Executive Officer and Chairman of the Board of which Mr. Varner is the sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, providing us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson.

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

Commitments

MD Anderson Cancer Center

The Company entered into a clinical study agreement with the MD Anderson, to administer the Company’s Phase 1/2 clinical trial, combining REQORSA and Tarceva in Stage 4 lung cancer patients. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. In 2020, the Company received Fast Track Designation ("FTD") from the FDA for its Acclaim-1 trial which combines REQORSA plus Tagrisso in patients with stage III or IV NSCLC with EGFR mutations that progressed after treatment with Tagrisso. Given the FTD and with Tagrisso now considered a new standard of care in the U.S. for NSCLC with an EGFR mutation, the Company is no longer enrolling patients in its ONC-002 study and, in June 2021, initiated its Acclaim-1 trial.

In July 2018, the Company entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the period. The agreement may be terminated at any time. This agreement has been extended through May 2022.

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

As a result of our modified agreement with the NIH, we have recognized the exchange of the $120,000 fixed obligation for the $240,000 contingent obligation as a $120,000 reduction to intellectual property expense (classified within general and administrative expense) during the first quarter of 2017. The $240,000 contingent obligation, which increases annually by $20,000 and was $340,000 as of March 31, 2022, will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

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

Note 8 - Subsequent Events

Share Issuance

On April 1, 2022, the Company issued 5,000 shares of its common stock to the Chairman of our Scientific Advisory Board in consideration for services.

Option Issuance

On April 18, 2022, the Company issued a stock option grant under the 2018 Equity Incentive Plan to purchase a total of 17,500 shares of common stock to a new employee at the fair market value of the common stock on the date of issuance.

Warrant Exercise

On May 4, 2022, we issued 13,643 shares of common stock to a placement agent associated with our November 2019 registered direct offering pursuant to the cashless exercise of a warrant. The remaining balance of the warrant representing the right to purchase 10,291 shares of common stock was cancelled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. Any statements in this Quarterly Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	Market conditions;

●	Our capital position;

●	Our ability to compete effectively and with larger better financed pharmaceutical companies;

●	Our uncertainty of developing marketable products;

●	Our ability to develop and commercialize our products;

●	Our ability to obtain regulatory approvals;

●	Our ability and third parties’ ability to maintain and protect intellectual property rights;

●	Our ability to raise additional future financing and possible lack of financial and other resources;

●	The ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	The success of our clinical trials through all phases of clinical development;

●	Any delays in regulatory review and approval of our current and future product candidates;

●	Our dependence on third-party manufacturers to supply or manufacture our products;

●	Our ability to control product development costs;

●	Our ability to attract and retain key employees;

●	Our ability to enter into new strategic collaborations, licensing or other arrangements;

●	Changes in government regulation affecting product candidates that could increase our development costs;

●	Our involvement in patent and other intellectual property litigation that could be expensive and divert management’s attention;

●	The possibility that there may be no market acceptance for our products; and

●	Changes in third-party reimbursement policies which could adversely affect potential future sales of any of our products that are approved for marketing.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements, which speak only as of the date of this Quarterly Report or the date of the document incorporated by reference into this Quarterly Report.  Except as required by law, we assume no obligation and expressly disclaim any duty to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements contained in this Quarterly Report. All forward-looking statements are expressly qualified in their entirety by the cautionary statements contained in this section.

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

We currently are enrolling and treating patients in two Phase 1/2 clinical trials in NSCLC, our Acclaim-1 and Acclaim-2 clinical trials. The Acclaim-1 clinical trial (“Acclaim-1") is using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with activating epidermal growth factor receptor ("EGFR") mutations, whose disease progressed after treatment with Tagrisso. The first patient was dosed in Acclaim-1 in February 2022. We expect the Phase 1 portion of Acclaim-1 to be completed by year end 2022. The Acclaim-2 clinical trial (“Acclaim-2”) is using a combination of REQORSA with Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease progressed after treatment with Keytruda. The first patient was dosed in Acclaim-2 in April 2022. We expect to complete the Phase 1 portion of Acclaim-2 by the end of the first quarter of 2023.

The Food and Drug Administration (“FDA”) has granted two Fast Track Designations, one for use of REQORSA in the patient population targeted in each of these trials.

The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson").  We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of several cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to March 31, 2022. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022, and 2021

The following summarizes our results of operations for the three months ended March 31, 2022, and 2021.

Research and Development Expense

R&D expense for the three months ended March 31, 2022, was $1,860,837, compared to $2,169,143 for the three months ended March 31, 2021. Despite the growth in our R&D headcount since the first quarter of 2021 and its attendant increase in R&D expense, our R&D expense in the first quarter of 2022 compared to the first quarter of 2021 decreased $308,306, or 14%, primarily due to advancements and expenditures made in our manufacturing program in the first quarter of 2021 to support our Acclaim-1 and Acclaim-2 clinical trials which started enrollment and patient treatment in the first half of 2022.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended March 31, 2022, was $3,855,796, compared to $4,316,310 for the three months ended March 31, 2021, or a decrease of $460,514, or 11%. The larger G&A expense in the three months ended March 31, 2021, was primarily due to a one-time finance fee of $1,750,000 in connection with a registered direct offering during the period. The decrease in G&A expenses in the first quarter of 2022 is offset by increases in equity-based compensation due to the vesting of stock options by employees and consultants and growth of our G&A headcount, associated personnel expenses, and insurance premiums during the three months ended March 31, 2022.

Interest Income. Interest income was $879 and $1,982 for the three months ended March 31, 2022, and 2021, respectively, representing a decrease of $1,103, or 56%. The decreases associated with interest income for the three months ended March 31, 2022 were due to changes in the cash balances associated with money market instruments.

Depreciation Expense. Depreciation expense was $6,730 and $6,242 for the three months ended March 31, 2022, and 2021, respectively, representing an increase of $488, or 8%. The changes in associated depreciation expense for the three months ended March 31, 2022 were due to the timing of purchases of computer equipment for new employees.

Net Loss.  We had a net loss of $5,722,484 and $6,489,713 for the three months ended March 31, 2022, and 2021, respectively, representing a decrease of $767,229, or 12%. The larger net loss during the three months ended March 31, 2021 is principally due to a one-time finance fee of $1,750,000 in connection with a registered direct offering during the period. The one-time finance fee was offset during the three months ended March 31, 2022, as our headcount grew from 13 to 19 employees since March 31, 2021.

Liquidity and Capital Resources

From inception through March 31, 2022, we have never generated revenue from product sales and have incurred net losses in each year. As of March 31, 2022, we had an accumulated deficit of $83,740,337. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2021, we sold an aggregate of 4,000,000 shares of common stock for total net proceeds of $23,192,500 pursuant to a registered direct offering and issued 670,889 shares of common stock upon the exercise of options for gross proceeds of $677,912. We did not sell any shares of common stock during the three months ended March 31, 2022.

As of March 31, 2022, we had $34,555,337 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take several years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and our Acclaim-2 clinical trials. Both trials are currently open for enrollment. The first patient in Acclaim-1 was dosed in February 2022 and the first patient in Acclaim-2 was dosed in April 2022. We expect the Phase 1 portion of the Acclaim-1 trial to be completed by year end 2022 and we expect the Phase 1 portion of the Acclaim-2 trial to be completed by the end of the first quarter of 2023. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash and cash equivalents, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to economic factors, such as inflation, incorrect assumptions, or due to a decision to expand our activities, or innovate existing activities beyond those currently planned. We also have been experiencing delays in engaging clinical sites for our Acclaim-1 and Acclaim-2 trials because of a backlog of clinical trial protocols at the sites requiring review created by an accumulation of protocols while clinical trials have been widely disrupted during the COVID-19 pandemic and workforce shortages impacting the U.S. economy in general. Although, continued delays will enable us to fund our expenditure requirements for our current operations and planned clinical trial activities longer, we would not be advancing our clinical trials as anticipated and utilizing our available capital resources to support our operations only.

The following table sets forth the primary sources and uses of cash and cash equivalents during the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(4,083,857)	$(5,465,282)
Net cash provided (used) by investing activities	10,319	(110,030)
Net cash provided by financing activities	—	25,324,330
Net decrease (increase) in cash and cash equivalents	$(4,073,539)	$19,749,018

Cash used in operating activities

Net cash used in operating activities was $4,083,857 and $5,465,282 for the three months ended March 31, 2022, and 2021, respectively, or a decrease of $1,381,425, or 25%. The one-time finance fee of $1,750,000 in the three months ended March 31, 2021, was offset in the three months ended March 31, 2022 due to our headcount growing from 13 to 19 employees as well as the associated personnel and insurance expenses.

Cash provided (used) in investing activities

Net cash provided by investing activities was $10,319 for the three months ended March 31, 2022, and the net cash used by investing activities was $110,030 for the three months ended March 31, 2021. This decrease of $120,349, or 109%, was due to timing and use of materials for our clinical trials.

Cash provided by financing activities

Net cash provided by financing activities was $0 and $25,324,330 during the three months ended March 31, 2022, and 2021, respectively. The decrease of $25,324,330, or 100%, in net cash provided by financing activities was due to significant sales of common stock in capital raising activities and option and warrant exercises during the three months ended March 31, 2021, compared to the three months ended March 31, 2022, in which we did not sell any common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

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

In response to the material weakness described above, during the quarter ended March 31, 2022, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Plans

Management is actively engaged in remediation efforts to address the material weakness identified in the management’s evaluation of internal controls and procedures. The remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weakness, and include

•	new accounting software, processes, and workflows to further segregate duties among limited accounting staff;

•	specific review procedures, including the added involvement of our General Counsel to review all accounting transactions following a given period in an effort to enhance accuracy of reporting;

•	specific review procedures, including the added involvement of our manufacturing staff to enhance controls associated with the tracking and reporting of inventory values in our supply chain;

•

the formation of a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by us through the establishment of controls and procedures and the monitoring of their integrity and effectiveness; and

•	additional hiring of staff and development of accounting processes and policies to further segregate accounting responsibilities.

During the quarter ended March 31, 2022, we took actions to remediate the material weakness relating to our internal controls over financial reporting including the evaluation and improvement of procedures and processes associated with new accounting software and workflows to segregate duties among our accounting staff.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

Item 1A. Risk Factors

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2022, we issued 5,000 shares of our common stock to a consultant in consideration for services. The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: May 13, 2022	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)