Form 10-Q
period 2022-06-30
Genprex, Inc.
filed 2022-08-12
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 5, 2022, the registrant had 48,020,304 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	June 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,053,021	$38,628,876
Prepaid expenses and other	$847,802	$511,348
Total current assets	$30,900,823	$39,140,224
Property and equipment, net	$35,334	$48,608
Other assets:
Security deposits	$10,000	$8,691
Supplies	$2,952,917	$3,022,403
Intellectual property, net	$666,049	$642,360
Total other assets	$3,628,966	$3,673,454
Total assets	$34,565,123	$42,862,286
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$683,323	$973,195
Other current liabilities	$1,470,515	$612,100
Total current liabilities	$2,153,838	$1,585,295
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 47,898,351 and 47,874,708 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	$47,898	$47,874
Additional paid-in capital	$121,273,050	$119,246,970
Accumulated deficit	$(88,909,663)	$(78,017,853)
Total stockholders’ equity	$32,411,285	$41,276,991
Total liabilities and stockholders’ equity	$34,565,123	$42,862,286

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	6,543	2,848	13,274	9,090
Research and development	2,737,028	1,526,277	4,597,864	3,695,420
General and administrative	2,431,499	2,458,097	6,287,295	6,774,407
Total costs and expenses	5,175,070	3,987,222	10,898,433	10,478,917
Operating loss	(5,175,070)	(3,987,222)	(10,898,433)	(10,478,917)
Interest income	5,744	1,104	6,623	3,086
Net loss	(5,169,326)	(3,986,118)	(10,891,810)	(10,475,831)
Net loss per share—basic and diluted	$(0.11)	$(0.08)	$(0.23)	$(0.23)
Weighted average number of common shares— basic and diluted	47,893,404	47,372,490	47,892,919	46,464,343

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2020	43,117,681	$43,118	$89,295,601	$(58,422,229)	$30,916,490
Issuance of stock for cash	4,192,139	4,192	25,320,138	—	25,324,330
Issuance of stock for services	5,000	5	20,645	—	20,650
Share based compensation	—	—	651,088	—	651,088
Net loss	—	—	—	(6,489,714)	(6,489,714)
Balance at March 31, 2021	47,314,820	$47,315	$115,287,472	$(64,911,942)	$50,422,845
Issuance of stock for cash	203,037	203	109,830	—	110,033
Issuance of stock for services	5,000	5	21,095	—	21,100
Share based compensation	—	—	1,116,359	—	1,116,358
Net loss	—	—	—	(3,986,118)	(3,986,118)
Balance at June 30, 2021	47,522,857	$47,523	$116,534,756	$(68,898,060)	$47,684,218

Balance at December 31, 2021	47,874,708	$47,874	$119,246,970	$(78,017,853)	$41,276,991
Issuance of stock for services	5,000	5	17,495	—	17,500
Share based compensation	—	—	1,452,607	—	1,452,607
Net loss	—	—	—	(5,722,484)	(5,722,484)
Balance at March 31, 2022	47,879,708	$47,879	$120,717,072	$(83,740,337)	$37,024,614
Issuance of stock for services	18,643	19	17,953	—	17,972
Share based compensation	—	—	538,026	—	538,026
Net loss	—	—	—	(5,169,326)	(5,169,326)
Balance at June 30, 2022	47,898,351	$47,898	$121,273,050	(88,909,663)	$32,411,285

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,891,810)	$(10,475,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$13,274	9,090
Share based compensation	$2,026,104	1,809,196
Changes in operating assets and liabilities:
Prepaid expenses and other	$(337,762)	(371,043)
Accounts payable	$(289,872)	176,824
Other current liabilities	$858,415	419,671
Net cash used in operating activities	$(8,621,651)	(8,432,093)
Cash flows from investing activities:
Additions to property and equipment	$—	(9,142)
Additions to intellectual property	$(23,689)	(18,048)
Reductions (additions) to research and development supplies	$69,485	(51,315)
Net cash provided (used) by investing activities	$45,796	(78,505)
Cash flows from financing activities:
Proceeds from issuances of stock	$—	25,434,363
Net cash provided by financing activities	$—	25,434,363
Net (decrease) increase in cash and cash equivalents	$(8,575,855)	16,923,765
Cash and cash equivalents, beginning of period	$38,628,876	27,319,684
Cash and cash equivalents, end of period	$30,053,021	$44,243,449

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

Oncology Platform

Our lead oncology drug candidate, REQORSA™ Immunogene Therapy, also sometimes referred to as GPX-001, initially is being developed in combination with top selling cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). The active agent in REQORSA is a plasmid that expresses a tumor suppressor gene named TUSC2. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has been shown to be complementary with targeted drugs and immunotherapies.  We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, who are not benefitting from current therapies.

We currently are enrolling and treating patients in two Phase 1/2 clinical trials in NSCLC, our Acclaim-1 and Acclaim-2 clinical trials. The Acclaim-1 clinical trial (“Acclaim-1") is using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with activating epidermal growth factor receptor ("EGFR") mutations, whose disease progressed after treatment with Tagrisso. In August 2022, the Acclaim-1 Safety Review Committee approved escalating the dose in the second cohort of patients to 0.09 mg/kg from 0.06 mg/kg in the first cohort. We expect the Phase 1 portion of Acclaim-1 to be completed by year end 2022. The Acclaim-2 clinical trial (“Acclaim-2”) is using a combination of REQORSA with Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease progressed after treatment with Keytruda. The first patient was dosed in Acclaim-2 in April 2022. We expect to complete the Phase 1 portion of Acclaim-2 by mid 2023. The Food and Drug Administration (“FDA”) has granted two Fast Track Designations, one for use of REQORSA in the patient population targeted in each of these trials.

We expect to initiate a clinical trial in SCLC by year end 2022 by filing with the FDA a new or amended Investigational New Drug Application (“IND”).

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

Diabetes Gene Therapy

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas through the pancreatic duct. Our diabetes product candidate is currently being evaluated in preclinical studies at the University of Pittsburgh. In August 2022, we entered into a Sponsored Research Agreement with the University of Pittsburgh to support further pre-clinical studies of Type 2 diabetes in non-human primates.

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

Note 2 - Summary of Significant Accounting Policies

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion, the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2022. A summary of our significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed financial statements follows.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have cash equivalents in a money market account and had $29,757,127 and $38,392,886 in excess of FDIC insured limits of $250,000 at June 30, 2022 and December 31, 2021, respectively.

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

Research and development supplies purchased and capitalized for future use were $2,952,917 and $3,022,403 at June 30, 2022 and December 31, 2021, respectively.

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

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the six months ended June 30, 2022, and the year ended December 31, 2021, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after June 30, 2022, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

Stock Issuances

During the six months ended June 30, 2022, we issued (i) 10,000 shares of common stock for services provided to us valued at $28,650 to the Chairman of our Scientific Advisory Board, and (ii) 13,643 shares of common stock upon the exercise of warrants on a cashless basis.

During the year ended December 31, 2021, we issued (i) 670,889 shares of common stock upon the exercise of options for cash proceeds of $677,912, and (ii) 86,138 shares of common stock for services provided to us valued at $156,045 to the Chairman of our Scientific Advisory Board and a consultant.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at June 30, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 47,898,351 shares of the Company's common stock outstanding at June 30, 2022.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended June 30, 2022, and December 31, 2021, respectively, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2021	2,154,747	$4.37
Issued	50,000	5.29
Outstanding at December 31, 2021	2,204,747	$4.39
Cancelled or expired	112,993	4.47
Exercised	13,643	0.50
Outstanding at June 30, 2022	2,078,111	$4.41
Vested or expected to vest at June 30, 2022	—	—
Exercisable at June 30, 2022	1,844,776	$4.66

The Company did not issue warrants or record any share-based compensation associated with vesting of warrants during the six-month period ended June 30, 2022.

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

On January 29, 2018, the Company entered into an agreement with a consultant whereby the Company agreed to grant warrants to purchase up to 6,000 shares of the Company's common stock at an exercise price of $5.00 per share in consideration of services valued at $30,000 provided to the Company. At June 30, 2022, the Company has not issued these warrants.

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

On  January 1, 2021, and 2022, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 2,155,884 and 2,393,735 shares, respectively. As of June 30, 2022, a total of 145,816 shares of common stock remains available for issuance under the 2018 Plan.

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

Stock Options

As of June 30, 2022, the Company had outstanding stock options to purchase 11,448,967 shares of common stock that have been granted to various executives, employees, directors, and independent contractors. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.015 to $9.80 per share. The per-share fair values of these options range from $0.015 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term (in years):	10
Risk-free rate:	0.07% – 2.79%
Volatility:	75.98% – 88.38%
Dividend yield:	0%

During the six-month period ended  June 30, 2022, the Company (i) granted stock options to purchase an aggregate of 2,892,166 shares of the Company's common stock with exercise prices ranging from $1.36 to $3.50 per share to executives and employees, and (ii) cancelled options to purchase 17,500 shares of common stock at an exercise price of $2.00 per share in connection with the termination of employment of an employee.

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

The weighted average remaining contractual term for the outstanding options at  June 30, 2022 and  December 31, 2021 is 7.48 and 7.24 years, respectively.

Stock option activity for the six months ended June 30, 2022, and year ended  December 31, 2021 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2021	6,844,069	$2.81
Options granted	2,519,628	4.26
Options exercised	(670,889)	1.01
Options expired	(118,507)	3.00
Outstanding at December 31, 2021	8,574,301	$3.35
Options granted	2,892,166	2.18
Options expired or cancelled	(17,500)	2.00
Outstanding at June 30, 2022	11,448,967	$3.06
Vested or expected to vest at June 30, 2022	235,465	3.32
Exercisable at June 30, 2022	6,166,620	$3.20

Share-Based Compensation

For the six months ended June 30, 2022, the Company's total share-based compensation was approximately $2.1 million, nearly all of which represents the vesting of options issued to executives, employees, and service providers. As of  June 30, 2022, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $10.6 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of June 30, 2022, the weighted average term over which these expenses are expected to be recognized is 2.29 years.

As of June 30, 2022, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

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

Commitments

MD Anderson Cancer Center

The Company entered into a clinical study agreement with MD Anderson, to administer the Company’s Phase 1/2 clinical trial, combining REQORSA and Tarceva in Stage 4 lung cancer patients. The trial was expected to run through the end of 2018 with a projected total cost of approximately $2 million. Payments are due and payable when invoiced throughout the clinical trial period. The agreement may be terminated at any time. In 2020, the Company received Fast Track Designation ("FTD") from the FDA for its Acclaim-1 trial which combines REQORSA plus Tagrisso in patients with stage III or IV NSCLC with EGFR mutations that progressed after treatment with Tagrisso. Given the FTD and with Tagrisso now considered a new standard of care in the U.S. for NSCLC with an EGFR mutation, the Company is no longer enrolling patients in its ONC-002 study and, in June 2021, initiated its Acclaim-1 trial.

In July 2018, the Company entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date. Payments are due and payable when invoiced throughout the period. The agreement may be terminated at any time. This agreement expired in May 2022.

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

As a result of our modified agreement with the NIH, we have recognized the exchange of the $120,000 fixed obligation for the $240,000 contingent obligation as a $120,000 reduction to intellectual property expense (classified within general and administrative expense) during the first quarter of 2017. The $240,000 contingent obligation, which increases annually by $20,000 and was $340,000 as of June 30, 2022, will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

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

Note 7 - Significant Events

The COVID-19 pandemic continues to have a major impact in the U.S. and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. Through March 31, 2021, the Company had not experienced any material impact on its financial results or operations as a result of the COVID-19 pandemic. Beginning in June 2021, the Company experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review created by an accumulation of clinical trial protocols. The Company also has experienced disruptions in our supply chain regarding our manufacturing and testing operations. The Company continues to closely monitor the impact of the COVID-19 pandemic on its business and workforce.

Note 8 - Subsequent Events

Share Issuance

On July 1, 2022, the Company issued 5,000 shares of its common stock to the Chairman of our Scientific Advisory Board in consideration for services.

Warrant Issuances

On July 1, 2022, the Company issued a warrant to purchase up to 50,000 shares of its common stock at an exercise price of $1.38 per share to a consultant for services. On August 10, 2022, the Company issued a warrant to purchase up to 50,000 shares of its common stock at an exercise price of $1.49 per share to a consultant for services.

Option Exercise

On July 28, 2022, we issued 116,953 shares of common stock for $1,755 in cash to our Chief Financial Officer upon the exercise of options.

Option Issuance

On August 10, 2022, the Company issued stock options to purchase up to 9,000 shares of its common stock at an exercise price of $1.49 per share pursuant to its 2018 Plan to new employees for services.

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

Oncology Platform

Our lead oncology drug candidate, REQORSA™ Immunogene Therapy, also sometimes referred to as GPX-001, initially is being developed in combination with top selling cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). The active agent in REQORSA is a plasmid that expresses a tumor suppressor gene named TUSC2. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has been shown to be complementary with targeted drugs and immunotherapies.  We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, who are not benefitting from current therapies.

We currently are enrolling and treating patients in two Phase 1/2 clinical trials in NSCLC, our Acclaim-1 and Acclaim-2 clinical trials. The Acclaim-1 clinical trial (“Acclaim-1") is using a combination of REQORSA with AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC with activating epidermal growth factor receptor ("EGFR") mutations, whose disease progressed after treatment with Tagrisso. In August 2022, the Acclaim-1 Safety Review Committee approved escalating the dose in the second cohort of patients to 0.09 mg/kg from 0.06 mg/kg in the first cohort. We expect the Phase 1 portion of Acclaim-1 to be completed by year end 2022. The Acclaim-2 clinical trial (“Acclaim-2”) is using a combination of REQORSA with Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease progressed after treatment with Keytruda. The first patient was dosed in Acclaim-2 in April 2022. We expect to complete the Phase 1 portion of Acclaim-2 by mid 2023. The Food and Drug Administration (“FDA”) has granted two Fast Track Designations, one for use of REQORSA in the patient population targeted in each of these trials.

We expect to initiate a clinical trial in SCLC by year end 2022 by filing with the FDA a new or amended Investigational New Drug Application (“IND”).

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

Diabetes Gene Therapy

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas through the pancreatic duct. Our diabetes product candidate is currently being evaluated in preclinical studies at the University of Pittsburgh. In August 2022, we entered into a Sponsored Research Agreement with the University of Pittsburgh to support further pre-clinical studies of Type 2 diabetes in non-human primates.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to June 30, 2022. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022, and 2021

The following summarizes our results of operations for the three and six months ended June 30, 2022, and 2021.

Research and Development Expense

Research and Development ("R&D") expense for the three months ended June 30, 2022, was $2,737,028, compared to $1,526,277 for the three months ended June 30, 2021. This increase of $1,210,751, or 79%, is primarily due to increases in pre-clinical research and manufacturing activities and clinical operations expenses associated with the advancements of our Acclaim-1 and Acclaim-2 clinical trials.

R&D expense for the six months ended June 30, 2022, was $4,597,864, compared to $3,695,420 for the six months ended June 30, 2021. This increase of 902,444, or 24%, is primarily due to increases in manufacturing activities and clinical operations expenses associated with the commencement and advancements of our Acclaim-1 and Acclaim-2 clinical trials.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended June 30, 2022, was $2,431,499, compared to $2,458,097 for the three months ended June 30, 2021, or a decrease of $26,598, or 1%. The larger G&A expense in the three months ended June 30, 2021, was primarily due to equity-based compensation charges during this period. The decrease in G&A expenses for the six months ended June 30, 2022, is offset by increases in consulting services and increases in personnel expenses related to insurance premiums and contributions to a newly implemented 401(k) plan.

G&A expense for the six months ended June 30, 2022, was $6,287,295 compared to $6,774,407 for the six months ended June 30, 2021, or a decrease of $487,112, or 7%. The smaller G&A expense in the six months ended June 30, 2022, was primarily due to a one-time finance fee of $1,750,000 in connection with a registered direct offering during the period ended June 30, 2021. The decrease in G&A expenses in the first half of 2022 is offset by increases in equity-based compensation due to the vesting of stock options by employees and consultants and increases in personnel expenses, including insurance premiums and contributions to a newly implemented 401(k) plan, during the six months ended June 30, 2022.

Interest Income. Interest income was $5,744 and $1,104 for the three months ended June 30, 2022, and 2021, respectively, representing an increase of $4,640, or 420%. The increase associated with interest income for the three months ended June 30, 2022 were due to cashback incentives associated with credit cards and changes in interest rates associated with the cash balances held in money market instruments.

Depreciation Expense. Depreciation expense was $6,543 and $2,848 for the three months ended June 30, 2022, and 2021, respectively, representing an increase of $3,695, or 130%. The changes in associated depreciation expense for the three months ended June 30, 2022 were due to the timing of purchases of computer equipment for new employees.

Net Loss.  We had a net loss of $5,169,326 and $3,986,118 for the three months ended June 30, 2022, and 2021, respectively, representing an increase of $1,183,208, or 30%. The increase in net loss is due to our headcount growing from 13 to 22 employees since June 30, 2021 as well as R&D expenses associated with the commencement of our Acclaim-1 and Acclaim-2 clinical trials.

Liquidity and Capital Resources

From inception through June 30, 2022, we have never generated revenue from product sales and have incurred net losses in each year. As of June 30, 2022, we had an accumulated deficit of $88,909,663. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2021, we sold an aggregate of 4,000,000 shares of common stock for total net proceeds of $23,192,500 pursuant to a registered direct offering and issued 670,889 shares of common stock upon the exercise of options for gross proceeds of $677,912. We did not sell any shares of common stock during the six months ended June 30, 2022.

As of June 30, 2022, we had $30,053,021 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take several years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and our Acclaim-2 clinical trials, launching a SCLC clinical trial and continuing the development of our gene therapy for diabetes. Our Acclaim 1 and Acclaim 2 trials are both open for enrollment. The first patient in Acclaim-1 was dosed in February 2022 and in August 2022 the Safety Review Committee approved escalating the dose in the second cohort of patients. The first patient in Acclaim-2 was dosed in April 2022. We expect the Phase 1 portion of the Acclaim-1 trial to be completed by year end 2022 and we expect the Phase 1 portion of the Acclaim-2 trial to be completed in the middle of of 2023. We expect to initiate a clinical trial in SCLC by the end of 2022. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash and cash equivalents, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to economic factors, such as inflation, incorrect assumptions, or due to a decision to expand our activities, or innovate existing activities beyond those currently planned. We also have been experiencing delays in engaging clinical sites for our Acclaim-1 and Acclaim-2 trials because of a backlog of clinical trial protocols at the sites requiring review created by an accumulation of protocols while clinical trials have been widely disrupted during the COVID-19 pandemic and workforce shortages impacting the U.S. economy in general. Although continued delays will enable us to fund our expenditure requirements for our current operations and planned clinical trial activities longer, we would not be advancing our clinical trials as anticipated and utilizing our available capital resources to support our operations only.

The following table sets forth the primary sources and uses of cash and cash equivalents during the six months ended June 30, 2022, and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(8,621,651)	$(8,432,093)
Net cash provided (used) by investing activities	45,796	(78,505)
Net cash provided by financing activities	—	25,434,363
Net (decrease) increase in cash and cash equivalents	$(8,575,855)	$16,923,765

Cash used in operating activities

Net cash used in operating activities was $8,621,651 and $8,432,093 for the six months ended June 30, 2022, and 2021, respectively, or an increase of $189,559, or 2%. The one-time finance fee of $1,750,000 in the six months ended June 30, 2021, was offset in the six months ended June 30, 2022, due to our personnel expenses growing as a result of the expansion of our headcount from 13 to 22 employees as well as increases in contract manufacturing and clinical strategy expenses as the Phase I portion of the Acclaim-1 and Acclaim-2 trials commenced.

Cash provided (used) in investing activities

Net cash provided by investing activities was $45,796 for the six months ended June 30, 2022, and the net cash used by investing activities was $78,505 for the six months ended June 30, 2021. This decrease of $120,349, or 109%, was due to timing and use of materials for our clinical trials.

Cash provided by financing activities

Net cash provided by financing activities was $0 and $25,434,363 during the six months ended June 30, 2022, and 2021, respectively. The decrease of $25,434,363, or 100%, in net cash provided by financing activities was due to significant sales of common stock in capital raising activities and option and warrant exercises during the six months ended June 30, 2021, compared to the six months ended June 30, 2022, in which we did not sell any common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

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

In response to the material weakness described above, during the quarter ended June 30, 2022, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Plans

Management is actively engaged in remediation efforts to address the material weakness identified in the management’s evaluation of internal controls and procedures. The remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weakness, and include

•	new accounting software, processes, and workflows to further segregate duties among limited accounting staff;

•	specific review procedures, including the added involvement of our General Counsel to review certain accounting transactions following a given period in an effort to enhance accuracy of reporting;

•	specific review procedures, including the added involvement of our manufacturing staff to enhance controls associated with the tracking and reporting of inventory values in our supply chain;

•

the formation of a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by us through the establishment of controls and procedures and the monitoring of their integrity and effectiveness; and

•	additional hiring of staff and development of accounting processes and policies to further segregate accounting responsibilities.

During the quarter ended June 30, 2022, we took actions to remediate the material weakness relating to our internal controls over financial reporting including the evaluation and improvement of procedures and processes associated with new accounting software and workflows to segregate duties among our accounting staff.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2022, we issued 5,000 shares of our common stock to a consultant in consideration for services. The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Our Chairman, Chief Executive Officer and President, Rodney Varner, has been diagnosed with a cutaneous lymphoma and has been undergoing chemotherapy treatment. Mr. Varner has been continuing in his roles at the Company during this period and expects to continue to do so, although he has limited some business activities, including travel and taking certain time off. The Board has taken steps in order to ensure smooth continuity of business priorities and operations during this period, which include, but are not limited to, more integrated roles of Catherine Vaczy, the Company’s Executive Vice President, General Counsel and Chief Strategy Officer Ryan Confer, the Company’s Chief Financial Officer and the Board, in the event of periods of unavailability of Mr. Varner.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1*+	Form of Indemnity Agreement by and between the Company and its directors and officers, dated as of May 17, 2022.

10.2*	Warrant Agreement with Bear Creek Capital, LLC, dated as of July 1, 2022.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

+  Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: August 12, 2022	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)