Form 10-Q
period 2022-09-30
Genprex, Inc.
filed 2022-11-14
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 8, 2022, the registrant had 48,025,324 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets (unaudited)

	September 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$25,516,054	$38,628,876
Accounts Receivable	$34,852	—
Prepaid expenses and other	$757,279	$511,348
Total current assets	$26,308,185	$39,140,224
Property and equipment, net	$29,109	$48,608
Other assets:
Security deposits	$21,818	$8,691
Supplies	$2,904,617	$3,022,403
Intellectual property, net	$682,097	$642,360
Total other assets	$3,608,532	$3,673,454
Total assets	$29,945,826	$42,862,286
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$683,871	$973,195
Other current liabilities	$1,773,440	$612,100
Total current liabilities	$2,457,311	$1,585,295
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 48,020,324 and 47,874,708 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	$48,020	$47,874
Additional paid-in capital	$122,432,935	$119,246,970
Accumulated deficit	$(94,992,440)	$(78,017,853)
Total stockholders’ equity	$27,488,515	$41,276,991
Total liabilities and stockholders’ equity	$29,945,826	$42,862,286

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$—	$—	$—	$—
Cost and expenses:
Depreciation	6,224	6,489	19,498	15,579
Research and development	3,593,309	1,431,999	8,191,172	5,127,419
General and administrative	2,511,121	2,000,437	8,798,417	8,774,844
Total costs and expenses	6,110,654	3,438,925	17,009,087	13,917,842
Operating loss	(6,110,654)	(3,438,925)	(17,009,087)	(13,917,842)
Interest income	27,877	1,060	34,500	4,146
Net loss	(6,082,777)	(3,437,865)	(16,974,587)	(13,913,696)
Net loss per share—basic and diluted	$(0.13)	$(0.07)	$(0.35)	$(0.30)
Weighted average number of common shares— basic and diluted	47,984,724	47,612,419	47,919,626	46,851,241

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2020	43,117,681	$43,118	$89,295,601	$(58,422,229)	$30,916,490
Issuance of stock for cash	4,192,139	4,192	25,320,138	—	25,324,330
Issuance of stock for services	5,000	5	20,645	—	20,650
Share based compensation	—	—	651,088	—	651,088
Net loss	—	—	—	(6,489,714)	(6,489,714)
Balance at March 31, 2021	47,314,820	$47,315	$115,287,472	$(64,911,942)	$50,422,845
Issuance of stock for cash	203,037	203	109,830	—	110,033
Issuance of stock for services	5,000	5	21,095	—	21,100
Share based compensation	—	—	1,116,359	—	1,116,359
Net loss	—	—	—	(3,986,118)	(3,986,118)
Balance at June 30, 2021	47,522,857	$47,523	$116,534,756	$(68,898,060)	$47,684,219
Issuance of stock for cash	275,713	275	243,273	—	243,548
Issuance of stock for services	5,000	5	16,795	—	16,800
Share based compensation	—	—	658,577	—	658,577
Net loss	—	—	—	(3,437,865)	(3,437,865)
Balance at September 30, 2021	47,803,570	$47,803	$117,453,401	$(72,335,925)	$45,165,279

Balance at December 31, 2021	47,874,708	$47,874	$119,246,970	$(78,017,853)	$41,276,991
Issuance of stock for services	5,000	5	17,495	—	17,500
Share based compensation	—	—	1,452,607	—	1,452,607
Net loss	—	—	—	(5,722,484)	(5,722,484)
Balance at March 31, 2022	47,879,708	$47,879	$120,717,072	$(83,740,337)	$37,024,614
Issuance of stock for services	18,643	19	17,953	—	17,972
Share based compensation	—	—	538,026	—	538,026
Net loss	—	—	—	(5,169,326)	(5,169,326)
Balance at June 30, 2022	47,898,351	$47,898	$121,273,050	(88,909,663)	$32,411,285
Issuance of stock for cash	116,973	117	1,637	—	$1,754
Issuance of stock for services	5,000	5	6,895	—	$6,900
Share based compensation	—	—	1,151,353	—	$1,151,353
Net loss	—	—	—	(6,082,777)	$(6,082,777)
Balance at September 30, 2022	48,020,324	$48,020	$122,432,935	$(94,992,440)	$27,488,515

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,974,587)	$(13,913,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$19,498	15,579
Share based compensation	$3,184,357	2,484,574
Changes in operating assets and liabilities:
Accounts Receivable	$(34,852)	—
Prepaid expenses and other	$(259,057)	(364,476)
Accounts payable	$(289,324)	398,973
Other current liabilities	$1,161,340	312,196
Net cash used in operating activities	$(13,192,625)	(11,066,850)
Cash flows from investing activities:
Additions to property and equipment	$—	(20,480)
Additions to intellectual property	$(39,737)	(25,735)
Reductions to research and development supplies	$117,786	135,996
Net cash provided by investing activities	$78,049	89,781
Cash flows from financing activities:
Proceeds from issuances of stock	$1,754	25,677,911
Net cash provided by financing activities	$1,754	25,677,911
Net (decrease) increase in cash and cash equivalents	$(13,112,822)	14,700,842
Cash and cash equivalents, beginning of period	$38,628,876	27,319,685
Cash and cash equivalents, end of period	$25,516,054	$42,020,527

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. Our oncology platform utilizes our non-viral ONCOPREX™ Nanoparticle Delivery System. Using this system, we encapsulate plasmids that express tumor suppressor genes within lipid nanoparticles and intravenously administer the encapsulated plasmids which are taken up by the tumor cells, after which the tumor suppressor genes express proteins that are missing or found in low quantities in the tumor cells. Our diabetes technology is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system and in Type 2 diabetes it is believed to also replenish and rejuvenate beta cells.

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

We currently are enrolling and treating patients in the dose escalation portion of our Phase 1/2 Acclaim-1 clinical trial.   The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor ("EGFR") mutations and progression after treatment with Tagrisso. In August 2022, the Acclaim-1 Safety Review Committee approved escalating the dose from 0.06 mg/kg in the first cohort of patients to 0.09 mg/kg in the second cohort of patients and we are enrolling and treating patients at that higher dose. If safety results allow, we will escalate to the final dose of 0.12 mg/kg. Once the dose escalation portion of the study is complete and the maximum tolerated dose (“MTD”) or recommended Phase 2 dose (“RP2D”) is established, we will proceed into the recently added dose expansion portion of the study. The principal advantage of adding the dose expansion portion to the study is to gain early evidence of drug effectiveness in defined distinct patient populations represented by the two expansion cohorts, in order to increase the likelihood of a successful randomized Phase 2 trial. We expect the dose escalation portion of Phase 1 of the study to be completed during the first quarter of 2023. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

We currently also are enrolling and treating patients in our Acclaim-2 clinical trial using a combination of REQORSA with Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. The first patient was dosed in Acclaim-2 in April 2022. We expect to complete the Phase 1 portion of Acclaim-2 by mid 2023. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

We expect to initiate a clinical trial in SCLC investigating REQORSA in a combination study by year end 2022 by filing with the FDA a clinical trial protocol to amend our open Investigational New Drug Application (“IND”).

The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson"). We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of several cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates. In August 2022, we entered into a Sponsored Research Agreement with the MD Anderson to support further pre-clinical studies of TUSC2 and other tumor suppressor genes.

Diabetes Gene Therapy

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, it is believed to also replenish and rejuvenate beta cells. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas through the pancreatic duct. Our diabetes product candidate is currently being evaluated in preclinical studies at the University of Pittsburgh. In August 2022, we entered into a Sponsored Research Agreement with the University of Pittsburgh to support further pre-clinical studies of Type 2 diabetes in non-human primates. Preliminary data from a NHP study conducted by researchers at the University of Pittsburgh has shown a marked reduction in insulin requirements and decreased serum glucose levels.  We expect additional data from ongoing pre-clinical studies to be released in the first half of 2023.

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

Note 2 - Summary of Significant Accounting Policies

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In our opinion, the unaudited condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the unaudited condensed financial statements not misleading. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2022. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2022. A summary of our significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed financial statements follows.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have cash equivalents in a money market account and had $25,197,934 and $38,392,886 in excess of FDIC insured limits of $250,000 at September 30, 2022 and December 31, 2021, respectively.

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

Research and Development Costs

Research and development expenditures consist of costs incurred to conduct research, develop engineering materials for further study, and develop clinical strategies for current and future programs. These costs include payments to collaborative research partners, manufacturing partners and consultants, and clinical strategy partners, wages and associated employee benefits, facilities, and overhead costs. These expenditures relate to our preclinical and Phase 1/2 clinical trials and are expensed as incurred. Materials produced to be used in clinical research are capitalized and included in research and development supplies and are expensed as they are used for testing or clinical activities, or have spoiled.

Research and development supplies purchased and capitalized for future use were $2,904,617 and $3,022,403 at September 30, 2022 and December 31, 2021, respectively.

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

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the nine months ended September 30, 2022, and the year ended December 31, 2021, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after September 30, 2022, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

Stock Issuances

During the nine months ended September 30, 2022, we issued (i) 15,000 shares of common stock for services provided to us valued at $35,550 to the Chairman of our Scientific Advisory Board, (ii) 13,643 shares of common stock upon the exercise of warrants on a cashless basis, and (iii) 116,973 shares of common stock upon the exercise of options by an executive.

During the year ended December 31, 2021, we issued (i) 670,889 shares of common stock upon the exercise of options for cash proceeds of $677,912, and (ii) 86,138 shares of common stock for services provided to us valued at $156,045 to the Chairman of our Scientific Advisory Board and a consultant.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at September 30, 2022.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 48,020,324 shares of the Company's common stock outstanding at September 30, 2022.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended September 30, 2022, and December 31, 2021, respectively, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at January 1, 2021	2,154,747	$4.37
Issued	50,000	5.29
Outstanding at December 31, 2021	2,204,747	$4.39
Issued	100,000	1.44
Cancelled or expired	(112,993)	4.47
Exercised	(13,643)	0.50
Outstanding at September 30, 2022	2,178,111	$4.28
Vested or expected to vest at September 30, 2022	25,002	3.02
Exercisable at September 30, 2022	1,869,778	$4.63

During the nine-month period ended September 30, 2022, the Company issued (i) a warrant to purchase up to 50,000 shares of common stock to a service provider at an exercise price of $1.38 per share, the fair market value of a share of common stock on the date of issuance, and (ii) a warrant to purchase up to 50,000 shares of common stock to a service provider at an exercise price of $1.49 per share, the fair market value of a share of common stock on the date of issuance. During the nine-month period ended September 30, 2022, we recorded share-based compensation of $47,882 associated with the vesting of warrants.

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

On January 29, 2018, the Company entered into an agreement with a consultant whereby the Company agreed to grant warrants to purchase up to 6,000 shares of the Company's common stock at an exercise price of $5.00 per share in consideration of services valued at $30,000 provided to the Company. At September 30, 2022, the Company has not issued these warrants.

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

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, since  January 1, 2019, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board or a committee appointed to administer the 2018 Plan.

On  January 1, 2021, and 2022, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 2,155,884 and 2,393,735 shares, respectively. As of September 30, 2022, a total of 564,272 shares of common stock remain available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to our employees. The ESPP authorizes the issuance of 208,050 shares of the Company’s common stock pursuant to purchase rights that may be granted to our eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of the Company's common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2022.

Stock Options

As of September 30, 2022, the Company had outstanding stock options to purchase 11,291,827 shares of common stock that have been granted to various executives, employees, directors, and independent contractors. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.30 to $9.80 per share. The per-share fair values of these options range from $0.24 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term (in years):	10
Risk-free rate:	0.07% – 3.26%
Volatility:	75.98% – 88.38%
Dividend yield:	0%

During the nine-month period ended  September 30, 2022, the Company (i) granted stock options to purchase an aggregate of 2,901,166 shares of the Company's common stock with exercise prices ranging from $1.36 to $3.50 per share to executives and employees, (ii) cancelled options to purchase 66,667 shares of common stock at exercise prices ranging from $2.00 to $3.66 per share in connection with the termination of certain employees, and (iii) issued 116,973 shares of the Company's common stock upon the exercise of options held by an executive with an exercise price of $0.02 per share.

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

The weighted average remaining contractual term for the outstanding options at  September 30, 2022 and  December 31, 2021 is 7.31 and 7.24 years, respectively.

Stock option activity for the nine months ended September 30, 2022, and year ended  December 31, 2021 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at January 1, 2021	6,844,069	$2.81
Options granted	2,519,628	4.26
Options exercised	(670,889)	1.01
Options expired	(118,507)	3.00
Outstanding at December 31, 2021	8,574,301	$3.35
Options granted	2,901,166	2.18
Options exercised	(116,973)	0.02
Options expired or cancelled	(66,667)	2.55
Outstanding at September 30, 2022	11,291,827	$3.09
Vested or expected to vest at September 30, 2022	578,807	2.94
Exercisable at September 30, 2022	6,579,287	$3.23

Share-Based Compensation

For the nine months ended September 30, 2022, the Company's total share-based compensation was approximately $3.2 million, nearly all of which represents the vesting of options issued to executives, employees, and service providers. As of  September 30, 2022, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $9.6 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2022, the weighted average term over which these expenses are expected to be recognized is 1.97 years.

As of September 30, 2022, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

Note 5 - 401(k) Savings Plan

In 2022, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company incurred $51,382 of expense for matching contributions to the 401(k) Plan during nine-months ended September 30, 2022.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, our President, Chief Executive Officer and Chairman of the Board of which Mr. Varner is the sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, providing us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (See Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center).

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

In July 2018, the Company entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date. This agreement expired in May 2022. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on REQORSA and other potential product candidates in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with a projected total cost of approximately $2.9 million.

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

As a result of our modified agreement with the NIH, we have recognized the exchange of the $120,000 fixed obligation for the $240,000 contingent obligation as a $120,000 reduction to intellectual property expense (classified within general and administrative expense) during the first quarter of 2017. The $240,000 contingent obligation, which increases annually by $20,000 and was $340,000 as of September 30, 2022, will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

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

Contract Development and Manufacturing Organization

The Company entered into a three-year development services agreement in July 2022, with a contract development and manufacturing organization to manufacture GMP grade materials for use in our clinical trials with a projected total cost of approximately $2.5 million.

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

Note 9 - Subsequent Events

Share Issuance

On October 1, 2022, the Company issued 5,000 shares of its common stock to the Chairman of our Scientific Advisory Board in consideration for services.

Option Issuance

On October 3, 2022, October 17, 2022, and October 24, 2022, the Company granted stock options under the 2018 Equity Incentive Plan to purchase a total of 70,000 shares of its common stock to new employees at the fair market value of the common stock on the dates of issuance.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	Market conditions;

●	Our capital position;

●	Our ability to compete effectively and with larger better financed pharmaceutical companies;

●	Our uncertainty of developing marketable products;

●	Our ability to develop and commercialize our products;

●	Our ability to obtain regulatory approvals;

●	Our ability and third parties’ ability to maintain and protect intellectual property rights;

●	Our ability to raise additional future financing and possible lack of financial and other resources;

●	The ultimate impact of the current coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	The success of our clinical trials through all phases of clinical development;

●	Our ability to conduct and complete our clinical trials in accordance with projected timelines;

●	Any delays in regulatory review and approval of our current and future product candidates;

●	Our dependence on third-party manufacturers to supply or manufacture our products;

●	Our ability to control product development costs;

●	Our ability to attract and retain key employees;

●	Our ability to enter into new strategic collaborations, licensing or other arrangements;

●	Changes in government regulation affecting product candidates that could increase our development costs;

●	Our involvement in patent and other intellectual property litigation that could be expensive and divert management’s attention;

●	The possibility that there may be no market acceptance for our products; and

●	Changes in third-party reimbursement policies which could adversely affect potential future sales of any of our products that are approved for marketing.

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

Overview

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs.  Our oncology platform utilizes our non-viral ONCOPREX™ Nanoparticle Delivery System.  Using this system, we encapsulate plasmids that express tumor suppressor genes within lipid nanoparticles and intravenously administer the encapsulated plasmids which are taken up by the tumor cells, after which the tumor suppressor genes express proteins that are missing or found in low quantities in the tumor cells.  Our diabetes technology is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system and in Type 2 diabetes it is believed to also replenish and rejuvenate beta cells.

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

We currently are enrolling and treating patients in the dose escalation portion of our Phase 1/2 Acclaim-1 clinical trial.   The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor ("EGFR") mutations and progression after treatment with Tagrisso. In August 2022, the Acclaim-1 Safety Review Committee approved escalating the dose from 0.06 mg/kg in the first cohort of patients to 0.09 mg/kg in the second cohort of patients and we are enrolling and treating patients at that higher dose. If safety results allow, we will escalate to the final dose of 0.12 mg/kg. Once the dose escalation portion of the study is complete and the maximum tolerated dose (“MTD”) or recommended Phase 2 dose (“RP2D”) is established, we will proceed into the recently added dose expansion portion of the study. The principal advantage of adding the dose expansion portion to the study is to gain early evidence of drug effectiveness in defined distinct patient populations represented by the two expansion cohorts, in order to increase the likelihood of a successful randomized Phase 2 trial. We expect the dose escalation portion of Phase 1 of the study to be completed during the first quarter of 2023. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

We currently also are enrolling and treating patients in our Acclaim-2 clinical trial using a combination of REQORSA with Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. The first patient was dosed in Acclaim-2 in April 2022. We expect to complete the Phase 1 portion of Acclaim-2 by mid 2023. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

We expect to initiate a clinical trial in SCLC investigating REQORSA in a combination study by year end 2022 by filing with the FDA a clinical trial protocol to amend our open Investigational New Drug Application (“IND”).

The TUSC2 gene is one of a series of genes whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson"). We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of several cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates. In August 2022, we entered into a Sponsored Research Agreement with the MD Anderson to support further pre-clinical studies of TUSC2 and other tumor suppressor genes.

Diabetes Gene Therapy

In diabetes, we are developing a gene therapy that is exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) for the treatment of Type 1 and Type 2 diabetes. This potential treatment is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, it is believed to also replenish and rejuvenate beta cells. The therapy utilizes a procedure in which an adeno-associated virus vector delivers Pdx1 and MafA genes to the pancreas through the pancreatic duct. Our diabetes product candidate is currently being evaluated in preclinical studies at the University of Pittsburgh. In August 2022, we entered into a Sponsored Research Agreement with the University of Pittsburgh to support further pre-clinical studies of Type 2 diabetes in non-human primates. Preliminary data from a NHP study conducted by researchers at the University of Pittsburgh has shown a marked reduction in insulin requirements and decreased serum glucose levels. We expect additional data from ongoing pre-clinical studies to be released in the first half of 2023.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to September 30, 2022. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022, and 2021

The following summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021.

Research and Development Expense

Research and Development ("R&D") expense for the three months ended September 30, 2022, was $3,593,309, compared to $1,431,999 for the three months ended September 30, 2021, or an increase of $2,161,310, or 151%. This increase is primarily due to increases in R&D personnel, pre-clinical research, manufacturing activities, and clinical operations expenses associated with the advancements of our Acclaim-1 and Acclaim-2 clinical trials.

R&D expense for the nine months ended September 30, 2022, was $8,191,172, compared to $5,127,419 for the nine months ended September 30, 2021, or an increase of 3,063,753, or 60%. This increase is primarily due to increases in R&D personnel, pre-clinical research, manufacturing activities, and clinical operations expenses associated with the advancements of our Acclaim-1 and Acclaim-2 clinical trials.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended September 30, 2022, was $2,511,121, compared to $2,000,437 for the three months ended September 30, 2021, or an increase of $510,684, or 26%. This increase is primarily due to increases in professional services and increases in personnel expenses related to insurance premiums and contributions to a newly implemented 401(k) plan.

G&A expense for the nine months ended September 30, 2022, was $8,798,417 compared to $8,774,844 for the nine months ended September 30, 2021, or an increase of $23,573, or 0%. A one-time finance fee of $1,750,000 in the nine months ended September 30, 2021, was offset in the nine months ended September 30, 2022, by increases in equity-based compensation due to the vesting of stock options by employees and consultants, and increases in personnel expenses, including insurance premiums and contributions to a newly implemented 401(k) plan.

Interest Income. Interest income was $27,877 and $1,060 for the three months ended September 30, 2022, and 2021, respectively, representing an increase of $26,817, or 2530%. The increase associated with interest income for the three months ended September 30, 2022 were due to cashback incentives associated with credit cards and changes in interest rates associated with the cash balances held in money market instruments.

Depreciation Expense. Depreciation expense was $6,224 and $6,489 for the three months ended September 30, 2022, and 2021, respectively, representing a decrease of $265, or 4%. The changes in associated depreciation expense for the three months ended September 30, 2022 were due to the timing of purchases of computer equipment for new employees.

Net Loss.  We had a net loss of $6,082,777 and $3,437,865 for the three months ended September 30, 2022, and 2021, respectively, representing an increase of $2,644,912, or 77%. The increase in net loss is primarily due to an increase in headcount from 17 to 22 employees since September 30, 2021 as well as R&D expenses associated with the commencement of our Acclaim-1 and Acclaim-2 clinical trials.

Liquidity and Capital Resources

From inception through September 30, 2022, we have never generated revenue from product sales and have incurred net losses in each year. As of September 30, 2022, we had an accumulated deficit of $94,992,440. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2021, we sold an aggregate of 4,000,000 shares of common stock for total net proceeds of $23,192,500 pursuant to a registered direct offering and issued 670,889 shares of common stock upon the exercise of options for gross proceeds of $677,912. During the nine months ended September 30, 2022, we sold an aggregate of 116,973 shares of common stock upon the exercise of options for gross proceeds of $1,755.

As of September 30, 2022, we had $25,516,054 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take several years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and our Acclaim-2 clinical trials, launching a SCLC clinical trial, continuing the development of our gene therapy for diabetes, and advancing other product candidates in our discovery pipeline. Our Acclaim 1 and Acclaim 2 trials are both open for enrollment. The first patient in Acclaim-1 was dosed in February 2022 and in August 2022 the Safety Review Committee approved escalating the dose in the second cohort of patients. The first patient in Acclaim-2 was dosed in April 2022. We expect the Phase 1 portion of the Acclaim-1 trial to be completed during the first quarter of 2023 and we expect the Phase 1 portion of the Acclaim-2 trial to be completed by the middle of 2023. We expect to initiate a clinical trial in SCLC investigating REQORSA in a combination study by the end of 2022. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash and cash equivalents, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to economic factors, such as inflation, incorrect assumptions, including the rate at which our clinical trials enroll patients, or due to a decision to expand our activities, or innovate existing activities beyond those currently planned. Until recently, we have been experiencing delays in engaging clinical sites for our Acclaim-1 and Acclaim-2 trials because of a backlog of clinical trial protocols at the sites requiring review created by an accumulation of protocols while clinical trials have been widely disrupted during the COVID-19 pandemic and workforce shortages impacting the U.S. economy in general. Although delays enable us to fund our expenditure requirements for our current operations and planned clinical trial activities longer, we would not be advancing our clinical trials as anticipated and utilizing our available capital resources to support our operations only.

The following table sets forth the primary sources and uses of cash and cash equivalents during the nine months ended September 30, 2022, and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(13,192,625)	$(11,066,850)
Net cash provided by investing activities	78,049	89,781
Net cash provided by financing activities	1,754	25,677,911
Net (decrease) increase in cash and cash equivalents	$(13,112,822)	$14,700,842

Cash used in operating activities

Net cash used in operating activities was $13,192,625 and $11,066,850 for the nine months ended September 30, 2022, and 2021, respectively, or an increase of $2,125,775, or 19%. This increase was due to our personnel expenses growing as a result of an increase in headcount from 17 to 22 employees as well as increases in contract manufacturing and clinical operation expenses associated with our Acclaim-1 and Acclaim-2 trials while offsetting a one-time finance fee of $1,750,000 in the nine months ended September 30, 2021.

Cash provided (used) in investing activities

Net cash provided by investing activities was $78,049 for the nine months ended September 30, 2022, and the net cash used by investing activities was $89,781 for the nine months ended September 30, 2021. This decrease of $11,732, or 13%, was due to timing and use of materials for our clinical trials.

Cash provided by financing activities

Net cash provided by financing activities was $1,754 and $25,677,911 during the nine months ended September 30, 2022, and 2021, respectively. The decrease of $25,676,157, or 100%, in net cash provided by financing activities was due to significant sales of common stock in capital raising activities and option and warrant exercises during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2022, in which we only sold common stock through the exercise of one option.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting due to the lack of segregation of duties.

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

In response to the material weakness described above, during the quarter ended September 30, 2022, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the quarter ended September 30, 2022, we took actions to remediate the material weakness relating to our internal controls over financial reporting including the evaluation and improvement of procedures and processes associated with new accounting software and workflows to segregate duties among our accounting staff.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, we issued and sold the following unregistered securities:

1)	On July 1, 2022, we issued 5,000 shares of our common stock to a consultant in consideration for services during the three months ended September 30, 2022.

2)

On August 1, 2022, we issued a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $1.38 per share, the closing price of the common stock on the date the warrant was issued, to a consultant in consideration for services.

3)	On August 10, 2022, we issued a warrant to purchase up to 50,000 shares of our common stock at an exercise price of $1.49 per share, the closing price of the common stock on the date the warrant was issued, to a consultant in consideration for services.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1#	First Amendment to Exclusive License Agreement, dated August 17, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

#  Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Genprex, Inc. agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: November 14, 2022	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)