Form 10-K
period 2022-12-31
Genprex, Inc.
filed 2023-03-31
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $66 million, computed by reference to the closing price of the registrant’s common stock on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter) of $1.39 per share, as reported by The Nasdaq Capital Market.

As of March 15, 2023, there were 51,974,078 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2023 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2022.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report on Form 10-K” or this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. Unless the context requires otherwise, references to “Genprex,” the “Company,” “we,” “us” or “our” in this Annual Report refer to Genprex, Inc. Any statements in this Annual Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•	Market conditions;

•	Our capital position;

•	Our ability to compete effectively and with larger and/or better-financed biotechnology and pharmaceutical companies;

•	Our uncertainty of developing marketable products;

•	Our ability to develop and commercialize our products;

•	Our ability to obtain regulatory approvals;

•	Our ability and third parties’ ability to maintain and protect intellectual property rights;

•	Our ability to raise additional future financing and possible lack of financial and other resources;

•

The effects and ultimate impact of public health crises such as the coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

•	The success of our clinical trials through all phases of clinical development;

•	Our ability to conduct and complete our clinical trials in accordance with projected timelines;

•	Any delays in regulatory review and approval of our current and future product candidates;

•	Our dependence on third-party manufacturers to supply or manufacture our products;

•	Our ability to control product development costs;

•	Our ability to attract and retain key employees;

•	Our ability to enter into new strategic collaborations, licensing or other arrangements;

•	Changes in government regulation affecting product candidates that could increase our development costs;

•	Our involvement in patent, trademark, and other intellectual property litigation that could be expensive and divert management’s attention;

•	The possibility that there may be no market acceptance for our products; and

•	Changes in third-party reimbursement policies which could adversely affect potential future sales of any of our products that are approved for marketing.

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

PART I

Item 1. Business.

Overview

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. Our oncology platform utilizes our non-viral ONCOPREX® Nanoparticle Delivery System. Using this system, plasmids containing tumor suppressor genes, which are deleted early in the development of cancer, are encapsulated within lipid nanoparticles and administered intravenously to the patient to re-express the deleted tumor suppressor genes. Our diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, our technology is believed to work by replenishing and rejuvenating the beta cells that make insulin.

Oncology Platform

Our lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with top selling cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). The active agent in REQORSA is a plasmid that expresses a tumor suppressor gene named TUSC2. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has been shown to be complementary with targeted drugs and immunotherapies. We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, and that it can improve on current therapies.

Acclaim – 1: We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. In August 2022, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved escalating the dose from 0.06 mg/kg in the first cohort of patients to 0.09 mg/kg in the second cohort of patients and in December 2022, the SRC approved escalating the dose from 0.09 mg/kg in the second cohort to 0.12 mg/kg in the third and final cohort. We are thus enrolling and treating patients at the 0.12 mg/kg dose level. We expect enrollment in the dose escalation portion of the study to be completed in the next several days following the filing of this Annual Report. After completion of enrollment and cycle one of treatment for the remaining untreated patients, the Acclaim-1 SRC will meet and establish the maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D"). We will then proceed into the dose expansion portion of the study. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim – 2: We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-2 clinical trial. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to Acclaim-2 Safety Review Committee ("Acclaim-2 SRC") approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the study by making the trial more attractive to a wider variety of investigators. We expect enrollment in the dose escalation portion of the study to be completed by the end of 2023. We will then evaluate patients in the dose expansion portion of the study at the MTD or RP2D. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

The dose expansion portion of Acclaim-2 is a Phase 2 study and the dose expansion portion of Acclaim-1 will be considered a Phase 2 study upon the filing with the FDA of an upcoming protocol amendment.  The dose expansion provides us the advantage of early insight into drug effectiveness in defined and distinct patient populations at the MTD or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the dose expansion portion of each study.

Acclaim – 3: In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. We expect to dose the first patient in Acclaim-3 by the end of the third quarter of 2023. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced.

The TUSC2 gene is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson"). We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates. In August 2022, we entered into a sponsored research agreement with MD Anderson to support further pre-clinical studies of TUSC2 and other tumor suppressor genes.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct. In August 2022, we entered into a one-year sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a non-human primate (“NHP”) model in Type 2 diabetes and we expect data from this study to be reported by the end of 2023. In February 2023, the Company’s research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline.

Recent Developments - Financings

At-the-Market Offering Program

On November 18, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with JMP Securities LLC, serving as placement agent (“JMP Securities” or the “Agent”) with respect to an at-the-market offering program (our “ATM”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agent. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any shares sold through the Agent under the Equity Distribution Agreement, and also have provided the Agent with customary indemnification and contribution rights. As of December 31, 2022 we have sold 3,886 shares of our common stock for aggregate net proceeds to us totaling approximately $4,532.

Registered Direct Offering

On March 1, 2023, we completed a registered direct offering, in which we sold to an accredited healthcare-focused institutional investor an aggregate of 3,809,524 shares of our common stock and warrants to purchase up to 3,809,524 shares of our common stock, at a combined offering price of $1.05 per share of common stock and accompanying warrant. The warrants are exercisable immediately upon issuance, expire 5 years from the date of issuance and have an exercise price of $1.10 per share. We received net proceeds of approximately $3.6 million after commissions and estimated expenses, excluding any proceeds that may be received in the future from any exercise of the warrants.

Our Pipeline

Our technologies are designed to administer disease-fighting genes to provide new treatment options for large patient populations with cancer and diabetes who currently have limited treatment options. We are developing our lead product candidate REQORSA to be administered with targeted therapies and with immunotherapies for NSCLC and SCLC. We continue to conduct preclinical research to explore how REQORSA may be administered with targeted therapies and immunotherapies in other solid tumors, and we are researching how other cancer fighting genes can enhance our portfolio using our non-viral gene therapy platform, the ONCOPREX Nanoparticle Delivery System. Using a different gene therapy delivery system, we are also developing our pre-clinical diabetes candidates, GPX-002 and GPX-003. The following table summarizes our product development pipeline.

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

The most common genetic alterations present in lung cancer are in tumor suppressor genes.  No targeted small molecule drugs have successfully been developed against tumor suppressor gene mutations in NSCLC or SCLC.

Another genetic condition often associated with lung cancer are mutations of tyrosine kinases. Tyrosine kinases are enzymes that play an important role in signal transduction through the modification of proteins by adding (phosphorylation) phosphate groups on the amino acid tyrosine, to change the proteins’ function. When an EGFR ligand binds to the EGFR, two EGFR transmembrane proteins are brought close together on the cell membrane surface, and the intracellular tyrosine kinase domains can autophosphorylate, and activate downstream processes, including cell signaling pathways that can lead to cell growth and proliferation. EGFRs can act similarly to a switch that turns “on” and “off” when phosphate groups are either added or taken away. Mutated kinases can have a malfunctioning on/off switch, causing the switch to be stuck in the “on” position leading to the loss of control of cell growth.

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

Current Treatment of SCLC.  SCLC is staged as limited stage, in which the cancer is only on one side of the chest and can be treated with a single radiation therapy field, or as extensive stage (ES), which includes all other patients. Since SCLC is an aggressive disease, the vast majority of patients have extensive stage SCLC. The standard treatment for ES-SCLC for many years was a combination chemotherapy with carboplatin and etoposide for 4 cycles of treatment, as treatment for longer duration or treatment including other agents was not shown to be beneficial.  In the last several years the addition of immune checkpoint inhibitors has been shown to have improved efficacy when added to 4 cycles of chemotherapy.  Thus, standard treatment now consists of either Tecentriq or Imfinzi added to 4 cycles of carboplatin and etoposide, and then Tecentriq or Imfinzi are continued as maintenance therapy until disease progression.

However, treatment of ES-SCLC is not curative, and patients progress quickly.  In patients receiving Tecentriq and chemotherapy, the PFS after starting maintenance Tecentriq is only 2.6 months.  Further improvements in the treatment of ES-SCLC are needed.

Epidemiology of Lung Cancer. According to the World Health Organization in 2020, lung cancer was the leading cause of cancer deaths worldwide, causing more deaths than colorectal, breast, liver, or stomach cancers and accounting for about one in five of all cancer deaths in the United States, making it the leading cause of cancer death in the U.S. with more people dying of lung cancer in the U.S. than of colon, breast and prostate cancers combined. In 2020, there were more than 2 million new lung cancer cases and approximately 1.8 million deaths from lung cancer worldwide. In the United States, according to the American Cancer Society, it is estimated that in 2023 there will be more than 238,000 new cases of lung cancer and more than 127,000 deaths from this disease. NSCLC represents about 82% of all lung cancers and the five-year survival rate for patients with NSCLC with distant spread is 7 percent. SCLC represents about 14% of lung cancer patients and the five-year survival rate for patients with SCLC with distant spread is 3 percent. With limited benefit from current therapies, we believe there is a significant unmet medical need for new treatments for NSCLC and SCLC in the United States and globally, and we believe REQORSA may be suitable for the majority of lung cancer patients.

REQORSA®

REQORSA® immunogene therapy (generic name: quaratusugene ozeplasmid) is designed to (i) interrupt cell signaling pathways that cause replication and proliferation of cancer cells, (ii) target and kill cancer cells, and (iii) stimulate the natural immune responses against cancer. REQORSA is an immunogene therapy in that it combines features of gene therapy and immunotherapy.  It up-regulates TUSC2 expression in the cell, and also increases the anti-tumor immune cell population and down-regulates PD-L1, thereby potentially boosting the immune response to cancer.

REQORSA consists of the TUSC2 gene expressing plasmid encapsulated in non-viral nanoparticles made from lipid molecules (our ONCOPREX Nanoparticle Delivery System) with a positive electrical charge. REQORSA is injected intravenously and specifically targets cancer cells. Cancer cells have elevated metabolism compared to healthy cells and as a result, are negatively charged compared to healthy cells, which are positively charged, or charge neutral. REQORSA is designed to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Tumor biopsy studies conducted at MD Anderson show that, in three patients, the uptake of TUSC2 in tumor cells after REQORSA treatment was 10 to 33 times the uptake in normal cells. We believe that REQORSA is the first systemic gene therapy to be used for cancer in humans. Since REQORSA, unlike many other gene therapies, is administered intravenously, it does not need to integrate into the patient's DNA.  Many other gene therapies require complex procedures, such as removal of cells from a patient and modification of those cells which are then reinfused into the patient, and many lead to permanent changes in a patient's DNA.

Many approved cancer therapeutics target only single molecules or a single specific genetic abnormality related to driving the proliferation and survival of cancer cells. In contrast, REQORSA has been shown to have a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for programmed cell death (apoptosis) in cancer cells, and modulates the immune response against cancer cells. REQORSA also has been shown to be complementary with targeted drugs and immunotherapies.

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

TUSC2, the Active Agent in REQORSA®

TUSC2 is a multifunctional gene that plays a vital role in cancer suppression and normal cell regulation. Key TUSC2 anti-cancer mechanisms of action include the inactivation of multiple oncogenic kinases, the induction of apoptosis, the control of cell signaling and inflammation, and modulation of the immune system to fight cancer. REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our pre-clinical data indicate that REQORSA in combination with both EGFR TKIs and with immunotherapies can achieve results more favorable than results achieved with either REQORSA or such other therapies alone, and may make those drugs effective for patients with drug resistance who would not otherwise benefit from them.

Normal TUSC2 function is often inactivated at the early onset of cancer development, making TUSC2 a potential target for all stages of cancer, including metastatic disease. The TUSC2 protein is reduced or absent in approximately 82% of NSCLCs and in 100% of SCLCs. In patients with NSCLC, the loss of TUSC2 expression has been associated with significantly worse overall survival than when TUSC2 expression is not decreased.

Studies show TUSC2 protein functions as a key mediator in the Apaf1-mediated mitochondrial apoptosis pathway by recruiting and directing cytoplasmic Apaf1 protein to a critical cellular location and activating it in situ, thereby up-regulating activity of other proapoptotic effectors. TUSC2 functions to mediate apoptosis in cancer cells through interaction with Apaf1 and also down-regulates multiple tyrosine kinases that regulate cell growth, including EGFR, AKT, platelet-derived growth factor receptor ("PDGFR"), c-Kit, and c-Abl.

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

Similarly, proteins in the Ras/MAPK pathway, which is a signal transduction pathway that transduces signals to the cell nucleus where specific genes are activated for cell growth, division and differentiation, play a critical role in cellular responses to various stress stimuli, including osmotic stress, DNA damage, and inflammation. As shown in the figures below, the TUSC2 protein, a potent pan-kinase inhibitor, blocks multiple cell-signaling pathways downstream of the receptor (EGFR in the figures), leading to cell cycle interruption and thereby preventing cancer cell proliferation and survival.

Under stress conditions, such as oncogenic stress, cells go through a regulated process of programmed cell death, also known as apoptosis. As illustrated in the schematic below, the TUSC2 protein interacts via various apoptotic signaling pathways such as Apa1 to stimulate programmed cell death via the release of caspases, enzymes that play a significant role in apoptosis.

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

The ONCOPREX Nanoparticle Delivery System is a non-viral delivery system. Many gene therapies rely on viral based delivery systems. The benefit of the viral system is that viruses are skilled at penetrating cells. However, viruses can also affect more than one type of cell and it is possible that the virus may infect cells other than the targeted cells containing mutated genes. If this happens, healthy cells may be damaged causing other illness or diseases, such as cancer. Once REQORSA is taken up into a cancer cell, the TUSC2 gene is expressed and TUSC2 protein is capable of restoring certain defective functions in the cancer cell. REQORSA has been designed using the ONCOPREX Nanoparticle Delivery System to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Studies in mice showed that the uptake of TUSC2 in tumor cells after REQORSA treatment was 10 to 33 times the uptake in normal cells, and studies in three NSCLC patients showed a major increase in TUSC2 expression in tumor tissue one day after REQORSA administration.  REQORSA is also delivered systemically as opposed to many other gene therapies.

REQORSA Origins, Development Rationale, and Strategy

TUSC2 was discovered through a lung cancer research consortium from MD Anderson and The University of Texas Southwestern Medical Center along with the National Cancer Institute. The TUSC2 discovery teams included Jack A. Roth, MD, FACS, chairman of our Scientific Advisory Board.

Our goal is to utilize our novel gene therapy platform to provide more effective treatments to large patient populations suffering from devastating illness.

REQORSA, our lead product candidate, initially is being developed as a potential treatment for NSCLC.  Clinical and preclinical data indicate that REQORSA, when combined with EGFR TKIs such as Tagrisso, Tarceva and Iressa, provides a synergistic effect that could also benefit the larger population of NSCLC patients who are EGFR negative (which is an indicator that they are not expected to benefit from EGFR TKI drugs alone). Further, our data shows that REQORSA may re-sensitize EGFR positive patients who become resistant to, and therefore no longer benefit from, EGFR TKIs alone. Thus, REQORSA may both significantly expand the benefit of EGFR TKIs to the majority of patients who do not have EGFR activating mutations, and also extend the usefulness and benefit of EGFR TKIs for the population of NSCLC patients who are EGFR positive, but whose tumors progress on EGFR TKIs. Preclinical and clinical data support our belief that REQORSA may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need, and also served as the basis for the receipt from the FDA in January 2020 of our first Fast Track Designation. In granting this Fast Track Designation, the FDA found that REQORSA has the potential to provide a benefit over existing therapies for patients whose tumors progress on Tagrisso. This FDA Fast Track Designation is for use of the combination of REQORSA with Tagrisso for the treatment of NSCLC patients with EGFR mutations whose tumors progressed after treatment with Tagrisso.

Pre-clinical data also have shown that REQORSA enhances the immune response to cancer. Data from preclinical studies at MD Anderson have shown a therapeutic benefit from the combination of TUSC2 and anti-PD-1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, NK cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 on the surface of cancer cells. These data, along with our previous pre-clinical and clinical data, provided the basis for the receipt from the FDA in December 2021 of our second Fast Track Designation. In granting this Fast Track Designation, the FDA found that REQORSA has the potential to provide a benefit over existing therapies for patients whose tumors progress on Keytruda. This FDA Fast Track Designation is for use of the combination of REQORSA with Keytruda for the treatment of NSCLC patients whose tumors progressed after treatment with Keytruda.

Our study in SCLC builds on the pre-clinical data showing that REQORSA enhances the immune response to cancer, and that the combination of REQORSA and immune checkpoint inhibitors demonstrates a therapeutic benefit over immune checkpoint inhibitors alone.  Immune checkpoint inhibitors, such as Tecentriq, have recently been approved for use in ES-SCLC.  Tecentriq, for instance, is used in combination with the chemotherapy drugs carboplatin and etoposide for 4 cycles of therapy, and then Tecentriq is administered alone as maintenance therapy until disease progression.  Unfortunately, this is a relatively short time since the median PFS after starting maintenance therapy is 2.6 months.  Based on the immunologic activity of Reqorsa, we plan to combine REQORSA with Tecentriq and use this combination as maintenance therapy with the goal of prolonging PFS and survival of ES-SCLC patients.

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

Acclaim-1

As described above, in January 2020, we received Fast Track Designation from the FDA for use of REQORSA in combination with TKI Tagrisso for the treatment of NSCLC patients with EGFR mutations whose tumors progressed after treatment with Tagrisso.

We currently are enrolling patients in our Acclaim-1 trial, a Phase 1/2 open-label, dose-escalation and clinical response study of REQORSA in combination with Tagrisso in patients with advanced, EGFR-mutant, metastatic non-small-cell lung cancer who have progressed after treatment with Tagrisso. We anticipate enrolling patients at approximately 15-20 clinical sites and estimate that the dose escalation portion of the Acclaim-1 trial will enroll between 12 and 18 patients, the dose expansion portion of Acclaim-1 will enroll approximately 66 patients in 2 cohorts, and the randomized Phase 2 portion will enroll approximately 74 patients.  Patients enrolled in the randomized Phase 2 portion of the study will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to Tagrisso monotherapy. Prior to entry into the trial, patients may receive local therapy such as radiation therapy, to progressing lesions. Patients will be treated until disease progression or unacceptable toxicity is experienced. Patients must have histologically confirmed unresectable stage III or IV EGFR-positive NSCLC (any histology) with:

●	radiological progression on Tagrisso (third generation EGFR-TKI); and
●	an ECOG performance status of 0 to 1.

The primary endpoint of the dose escalation portion is dose limiting toxicity ("DLT"), defined as ≥Grade 3 prolonged non-hematological or ≥Grade 4 prolonged hematological toxicity occurring during the first cycle of therapy and considered to be possibly, probably, or definitely related to REQORSA and Tagrisso combination therapy. The primary endpoint of the expansion portion and of the Phase 2 randomized portion of the trial is progression-free survival which is defined as time from randomization to disease progression) or death. Patients will be followed for up to 12 months following administration of their last dose of Tagrisso. The expansion portion will be designated a Phase 2 trial in an upcoming protocol amendment.

In February 2022, we dosed the first patient in the Acclaim-1 trial. In August 2022, the Acclaim-1 SRC approved escalating the dose from 0.06 mg/kg in the first cohort of patients to 0.09 mg/kg in the second cohort of patients and in December 2022, the SRC approved escalating the dose from 0.09 mg/kg in the second cohort to 0.12 mg/kg in the third and final cohort.  We are thus enrolling and treating patients at the 0.12 mg/kg dose level in the dose escalation portion of the study. There have been no DLTs in the 0.06 or 0.09 mg/kg dose groups.  After completion of enrollment and cycle one of treatment for the remaining untreated patients, the Acclaim-1 SRC will meet and establish the MTD or RP2D. We will then proceed into the dose expansion portion of the study which is a Phase 2 study. The principal advantage of adding the dose expansion portion to the study is to gain early evidence of drug effectiveness in defined distinct patient populations represented by the two expansion cohorts, in order to increase the likelihood of a successful randomized Phase 2 trial.  We expect enrollment in the dose escalation portion of the Acclaim-1 trial will be completed in the next several days following the filing of this Annual Report. We expect to present dose escalation data at an upcoming scientific meeting and/or release data in the second quarter of 2023.

Acclaim-2

In December 2021, we received Fast Track Designation from the FDA for use of REQORSA in combination with the checkpoint inhibitor Keytruda for the treatment of advanced NSCLC patients whose tumors progressed after treatment with Keytruda.

In 2019, preclinical data were presented by MD Anderson collaborators relating to the combination of TUSC2, the active agent in REQORSA, with Keytruda showing that TUSC2 combined with the checkpoint blockade mechanism of action of Keytruda was more effective than Keytruda alone in increasing the survival of mice with a human immune system (humanized mice) that had metastatic lung cancer. MD Anderson also presented preclinical data in 2019 for the combination of TUSC2, Keytruda and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2 demonstrates synergy with Keytruda and with Keytruda combined with chemotherapy, and thus, may improve on the first-line standard of care for lung cancer. In May 2020, we entered into a worldwide, exclusive license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson for the use of TUSC2 in combination with immunotherapies, including Keytruda, and also for the use of TUSC2 in a three-drug combination of TUSC2, immunotherapy and chemotherapy.  For a further description and discussion of the exclusive license agreement with MD Anderson, please see the "Business - Licenses and Research Collaborations" section below in this Part I, Item 1 of this Annual Report.

The Acclaim-2 trial is a Phase 1/2 open-label, dose-escalation and clinical response study of REQORSA in combination with Keytruda in patients with advanced, metastatic non-small-cell lung cancer who have progressed after treatment with Keytruda. We expect to enroll patients at approximately 10-15 clinical sites and estimate that the dose escalation portion of the Acclaim-2 trial will enroll up to 18 patients, the dose expansion portion will enroll 36  patients, and the Phase 2 randomized portion will enroll approximately 126 patients.  Patients enrolled in the Phase 2 randomized portion of the study will be randomized 2:1 to either REQORSA and Keytruda combination therapy or to chemotherapy (docetaxel with or without ramucirumab). Patients will be treated until disease progression or unacceptable toxicity is experienced.  Patients must have histologically confirmed unresectable stage III or IV NSCLC (any histology) with:

●	radiological progression on Keytruda; and
●	an ECOG performance status of 0 to 1.

The primary endpoint of the dose escalation portion is DLT, defined as ≥Grade 3 prolonged non-hematological or ≥Grade 4 prolonged hematological toxicity occurring during the first cycle of therapy and considered to be possibly, probably, or definitely related to REQORSA and Keytruda combination therapy. The primary endpoint of the dose expansion portion and the Phase 2 randomized portion of the trial is progression-free survival which is defined as time from randomization to disease progression or death. Patients will be followed for survival.  The dose expansion portion is considered a Phase 2 study.

In April 2022, we dosed the first patient in the Acclaim-2 trial at the 0.06 mg/kg dose level and, subject to Acclaim-2 SRC approval, will treat the two successive cohorts of patients at the 0.09 mg/kg and 0.12 mg/kg dose levels. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the study by making the trial more attractive to a wider variety of investigators. We expect enrollment in the dose escalation portion of the Acclaim-2 trial will be completed by the end of 2023. We will then evaluate patients in the dose expansion portion of the study at the MTD or RP2D to expand the safety and efficacy profile at that dose in order to better evaluate efficacy and to increase the likelihood of a successful randomized Phase 2 trial, which will follow the dose expansion portion.

Acclaim-3

In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients in the study will be enrolled after receiving initial treatment with 3-4 cycles of carboplatin, etoposide, and Tecentriq, and achieving complete response, partial response or stable disease. They will then receive treatment with REQORSA and Tecentriq as maintenance therapy every 21 days until disease progression. We expect to dose the first patient in Acclaim-3 by the end of the third quarter of 2023. We anticipate enrolling patients at approximately 10 U.S. clinical sites and estimate that the Phase 1 escalation portion of the Acclaim-3 trial will enroll up to 12 patients, and the Phase 2 portion will enroll approximately 50 patients. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 1 escalation portion is to determine the MTD or RP2D and the Phase 2 is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival.

ONC-001: REQORSA® Phase 1 Monotherapy Trial (completed)

In 2012, MD Anderson researchers completed a Phase 1 clinical trial of REQORSA as a monotherapy (the “Phase 1 Monotherapy Trial”) in patients with advanced NSCLC with disease progression at study entry. The primary objective of the REQORSA Monotherapy Trial was to assess the toxicity of REQORSA administered intravenously and to determine the MTD and RP2D of REQORSA alone. Secondary objectives were to assess the expression of TUSC2 following intravenous delivery of REQORSA in tumor biopsies and also to assess the anticancer activity of REQORSA. This trial showed that REQORSA was well tolerated and established the MTD and the therapeutic dosage for REQORSA at 0.06 mg/kg administered every 21 days. This MTD was established based on the occurrence of an asymptomatic, Grade 3 laboratory abnormality in 2 patients.  Although this trial was not designed to show changes in outcomes, a halt in cancer growth was observed in a number of patients, and tumor regressions occurred in primary lung tumors and metastatic cancers in the liver, pancreas, and lymph nodes. In addition, pre- and post-treatment patient biopsies demonstrated that intravenous REQORSA selectively and preferentially targeted patients’ cancer cells and suggested that clinical anti-cancer activity was mediated by TUSC2.

In the Phase 1 Monotherapy Trial, REQORSA was injected intravenously in stage IV (metastatic) lung cancer patients who had received traditional platinum combination chemotherapy but still showed tumor progression at the time of entry into the study. Thirty-one subjects were treated at six dose levels. Seventy percent of subjects had received two or more prior chemotherapy regimens. The only serious adverse events were grade 3 fever (experienced by three patients) and grade 3 hypotension (experienced by 1 patient). The only dose-limiting toxicities were two episodes of transient grade 3 hypophosphatemia (abnormally low levels of phosphate in the blood) resulting in an MTD of 0.06 mg/kg. Five patients, or 22% of the 23 evaluable patients, achieved disease control for periods ranging from 2.6 months to 10.8 months. The median disease control period for these patients was 5.0 months (95% CI: 2.0-7.6). Median survival for all subjects in the Phase 1 Monotherapy Trial was 8.3 months (95% CI 6.0-10.5 months) and mean survival time was 13.2 months (95%CI 8.9-7.5 months) with a range of two to 23+ months.

Two subjects had reductions in primary tumor size of 14% and 26%. One subject with stable disease, a 54-year-old female with a large cell neuroendocrine carcinoma who received 12 cycles of REQORSA therapy, had evidence of a durable metabolic response, which is a lasting reduction of metabolic activity in the tumor, as shown by positron emission tomography ("PET") imaging. The response was documented with PET scans performed after the second, fourth and sixth doses, all showing markedly decreased metabolic activity in the tumor with no changes in size or number of metastases by computed tomography ("CT") imaging. The illustration below is of the PET scan of this subject performed at baseline (Illustration A) and after the fourth dose (Illustration B). This subject had received six prior chemotherapy regimens. Prior to entry in the Phase 1 Monotherapy Trial, two hepatic metastases were progressing on gemcitabine. The subject also had a metastasis in the head of the pancreas and a peripancreatic lymph node, shown by the arrows in the illustration below. Illustration A shows the pretreatment PET scan. Illustration B shows the post treatment PET scan performed 20 days following the fourth dose of REQORSA. All scans were performed within a 60 to 90 minute window after injection.

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

The Phase 1 portion of the Phase 1/2 Combination Tarceva Trial was also a dose escalation study with the primary purpose of determining the MTD. DLT were defined as grade 3, 4, or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1, one subject had grade 3 adverse events of fatigue, muscle weakness, and hyponatremia (low sodium level) considered to be related to the study treatment (Tarceva). Therefore, three additional subjects were treated at this dose level (six subjects total), none of whom suffered a DLT. At dose level 2, there were no DLTs. At dose level 3, one subject had a grade 3 rash considered to be related to the study treatment (Tarceva); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects had a DLT. At dose level 4, there were no DLTs; thus, dose level 4, as the highest dose evaluated, was determined to be the dose to be used in the Phase 2 portion of the study.

Since the eligibility criteria, drug administration details (other than dose) and evaluation details were identical for the Phase 1 portion and the Phase 2 portion, the three subjects in the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial who were treated at the Phase 2 dose (0.06 mg/kg) were included in the analysis of the Phase 2 portion of the study.

Phase 2 Portion: The Phase 2 portion of the Phase 1/2 Combination Tarceva Trial was designed to include subjects treated with the combination of REQORSA and Tarceva at the Phase 2 dose with the primary goal of measuring the response rate, and secondary endpoints of stable disease, time to progression and overall survival. The response rate for cancer therapies was defined as Complete Response (CR) + Partial Response (PR); disease control rate was defined as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD) > 8 weeks.

Enrollment criteria for the Phase 2 portion were identical to those in the first phase. Subjects received three-week cycles of REQORSA in combination with Tarceva until the occurrence of progressive disease (PD), unacceptable toxicity, withdrawal of consent, or study treatment discontinuation for other reasons, whichever occurred first.

Of the 39 patients planned for the Phase 2 portion of the trial, 10 were enrolled (three of whom were also subjects of the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial). None of the 10 subjects treated in the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial suffered a DLT. Interim results from the Phase 2 portion for the 10 patients show that:

●	One patient had a response of CR for a study CR rate of 10% and the overall response rate (CR + PR) was also 10%;
●	Three patients had tumor regression; and
●	Disease control rate was 70%.

The patient with the CR, a 58-year-old female, upon enrollment in the study had metastatic NSCLC following 6 cycles of pemetrexed and carboplatin and after two cycles of maintenance pemetrexed had cancer progression. The patient’s tumor had EGFR exon 18 and 20 missense mutations, which are not sensitive to Tarceva alone. This patient had disappearance of lung lymph node metastases.

We are no longer enrolling the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial in favor of conducting the Acclaim-1 trial since Tagrisso has been shown to be more effective than Tarceva as initial therapy for patients with NSCLC with EGFR mutations.

The response rate and disease control rate observed in the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial substantially exceeds the response rate of 7% (with no CRs) and disease control rate of 58% reported for a clinical trial of the EGFR TKI afatinib (marketed as Gilotrif® by Boehringer Ingelheim Pharmaceuticals, Inc.) in a study referred to as the LUX-Lung 1 clinical trial. The LUX-Lung 1 clinical trial was a randomized, double blinded Phase 2b/3 clinical trial treating subjects with Stage IIIB or IV adenocarcinoma, a type of NSCLC.  Patients in that trial had received one or two previous chemotherapy regimens and had disease progression after at least 12 weeks of treatment with EGFR inhibitors erlotinib or gefitinib.  A total of 585 patients were enrolled in that Phase 2b/3 clinical trial, whose primary endpoint was overall survival and whose secondary endpoints included progression-free survival and RECIST response. The Phase 2 portion of our Phase 1/2 trial was not blinded and was designed to treat NSCLC subjects regardless of EGFR status.

The following table provides data from the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial for subjects with and without EGFR mutations.  Note that two patients with disease progression on Tarceva received 10 and 12 cycles of Tarceva, respectively, before disease progression and entry into the trial. With the combination of REQORSA and Tarceva, both of these patients had stable disease, suggesting that the combination therapy may be an effective treatment for patients whose disease is progressing on Tarceva alone.

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

REQORSA in Tagrisso resistant cell lines.  Osimertinib, the only third-generation EGFR inhibitor, shows robust clinical activity, yet patients inevitably develop secondary resistance. An osimertinib resistant H1975-OsiR isogenic cell line was developed through continuous exposure to osimertinib, and an osimertinib resistant clone was selected which showed 100-fold higher resistance to osimertinib compared with its parental counterpart (H1975-parental). Xenograft tumors from both H1975-parental and H1975-OsiR cells were developed in NSG mice and were treated with osimertinib. H1975-OsiR tumors were significantly less sensitive than its parental counterpart. Synergistic antitumor activity of TUSC2+osimertinib was found in H1975-OsiR tumors where both TUSC2+osimertinib (5mg/kg) and TUSC2+osimertinib (10mg/kg) combinations showed a robust antitumor effect compared with single agent treatment groups. No synergistic effect was observed for H1975-parental tumors. In conclusion, TUSC2 therapy in combination with osimertinib showed synergistic antitumor efficacy in EGFR mutant osimertinib resistant NSCLC tumors. These data provide a strong biologic rationale for the Acclaim-1 clinical trial.

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

REQORSA Synergizes with Pembrolizumab

It was previously shown that the combination of REQORSA and an anti-PD1 antibody inhibited tumor growth synergistically in subcutaneous and metastatic NSCLC KRAS mutant syngeneic mouse models. To determine whether this synergy also applies to the KRAS/LKB1 mutant subtype of human A549 NSCLC cells, humanized mice harboring KRAS/LKB1 mutant A549 lung metastases were treated with REQORSA, pembrolizumab or the combination. These studies were performed with an improved humanized mouse model using fresh human umbilical cord blood derived CD34+ stem cells in NOD mice, which lack immune system cells. The reconstituted humanized mice have a fully competent human immune system with major functional immune populations and were used here to evaluate synergy between REQORSA and pembrolizumab.

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

Figure 2. Synergistic Antitumor Effect of REQORSA Immunogene Therapy with Pembrolizumab on

KRAS/LKB1 Mutant Lung Metastases in the Humanized Mouse Model

A
Irradiation
CD34+ implantation
6-7 wks
A549-luc implantation i.v.
TUSC2 Pembrolizumab
D14 &D21 IVIS imaging
A549 KL-mutant xenograft model
-D43
-D42
D0
D7 D10 D14
B
Humanized mice (Wk2)
** p < .005 vs TUSC2, cont
* p < .005 vs cont
*** p<.01 vs pembro
Tumor intensity (total flux [p/s])
Control
TUSC2
Pembro
TUSC2+Pembro
Non-Humanized mice Wk2
C
Humanized (Wk2)
Non-Humanized (Wk2)
Control
#84 (MM04)
#81 (MM08)
#89 (MM05)
#93 (MM06)
#85 (MM04)
TUSC2
#86 (MM04)
#88 (MM04)
#82 (MM08)
#92 (MM05)
#95 (MM06)
Pembro
#76 (MM01)
#78 (MM02)
#80 (MM03)
#97 (MM06)
#90 (MM05)
#99 (MM07)
Comb
#77 (MM01)
#79 (MM02)
#87 (MM04)
#83 (MM08)
#91 (MM05)
#94 (MM06)
D
T cells
*p<0.05 vs cont, TUSC2
% of T cells (CD45+ gated)
CD3+
CD8+
Control
TUSC2
Pembro
TUSC2+Pembro
Active T cells
* p < 0.05 vs cont, TUSC2
% of CD8+CD69+ve
E
NK
*p<0.05 vs cont, pembro
% of CD56+
Active NK cells
** p < 0.05 vs cont, Pembro
* p < 0.05 vs cont
% of CD56+CD69+ cells
F
MDSC
*p<0.05 vs cont
**p<0.005 vs cont
% of CD33+
G
DC
*p<0.05 vs cont
% of HLA-DR+ (Lin-ve gated)

Preclinical Studies of TUSC2 Supporting Our Conduct of Acclaim-3

Transfection of SCLC cells in vitro with TUSC2 showed growth inhibition and a marked suppression of colony formation compared to cells transfected with a control vector   These results demonstrate the potential tumor suppression function of TUSC2 in SCLC cells and suggest that TUSC2-mediated gene therapy could be a useful therapeutic strategy for the treatment of SCLC.

In studies in mice using xenografts of human NSCLC cell lines, the combination of quaratusugene ozeplasmid and immune checkpoint inhibitors has been shown to be synergistic.  This is a class effect, having been documented with both pembrolizumab and nivolumab.  Therefore, it would be expected that the combination of quaratusugene ozeplasmid and atezolizumab would also demonstrate synergy.

Introduction – Diabetes

Diabetes Mellitus. Diabetes mellitus refers to a group of metabolic diseases that affect how the body produces and uses blood sugar (glucose). Glucose is vital to health because it is an important source of energy for the cells that make up the body’s muscles and tissues. It is also the brain's main source of fuel. Chronic diabetes conditions include Type 1 diabetes and Type 2 diabetes, both of which lead to excess sugar in the blood and can cause serious health problems. Left untreated, high blood sugar levels can damage the eyes, kidneys, nerves, and the heart, and can also lead to coma and death.

Epidemiology of Diabetes. According to the U.S. Center for Disease Control as of 2022, 37.3 million Americans, or approximately 11.3% of the population, have diabetes. It is also believed that more than 96 million Americans aged 18 years or older have prediabetes, which represents approximately 38% of the U.S. adult population. In 2021, approximately 537 million adults (20-79 years) worldwide were living with diabetes, and the total number of people living with diabetes is projected to rise to 643 million by 2030 and 783 million by 2045. Also in 2021, diabetes caused more than 6.7 million deaths globally.

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

In people with Type 1 diabetes, however, beta cells are destroyed by the immune system and no longer secrete insulin, leading to an absolute deficit of insulin. Type 2 diabetes is due to "insulin resistance," an initial resistance of the body's cells to obey the direction from insulin. To overcome this resistance, the beta cells secrete more insulin, and glucose is eventually forced into the cells. Glucose is maintained within normal limits, but at the expense of increased insulin secretion by the beta cells. After many years of such increased secretion, the beta cells become "tired" from working overtime, and the fatigue process begins. This fatigue tends to be progressive, and in time the compensation for insulin resistance disappears. At that point, blood glucose levels start going up.

Current Treatments for Diabetes. Advances in new treatments have helped many people better manage the disease. However, despite patients' best attempts, managing diabetes remains a challenging, daily balancing act because exogenous insulin therapy simply cannot ideally mimic the body’s biological function.

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

GPX-002 and GPX-003

As further described in the "Licenses and Research Collaborations" section below, we have exclusively licensed from the University of Pittsburgh multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an AAV vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct.  In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system and GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct.

In August 2022, the Company entered into a one-year sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a NHP model in Type 2 diabetes.

This gene therapy approach has been tested in vivo in mice and NHPs using an earlier construct as described below.

Preclinical Mouse Studies

In studies in non-obese diabetic (“NOD”) mice and in mice treated to destroy insulin producing beta cells, both of which are models of Type 1 diabetes, our gene therapy approach restored normal blood glucose levels for an extended period of time, and markedly increased the mass of insulin producing beta cells.

The figures below show that starting approximately a week after injection of the engineered AAV construct (labeled AAV8-PM) into the pancreatic duct, the blood glucose level markedly improved in mice in which insulin producing cells had been destroyed by the drug alloxan (ALX).  In addition, the mass of beta cells and beta-like cells producing insulin was significantly increased.

Non-obese diabetic mice develop diabetes due to an immune attack that destroys the insulin producing beta cells in the pancreas. The figures below show that starting approximately a week after injection of the engineered AAV construct (labeled AAV8-PM) into the pancreatic duct the blood glucose level markedly improved in NOD mice. In addition, there is a significant increase in the mass of beta cells and beta-like cells that produce insulin. The improvement in glucose level normalization lasted approximately 4 months, which, according to the researchers could potentially translate to decades in humans.

The researchers also carried out an experiment to determine if the same AAV engineered construct could be used to convert human alpha cells to beta-like cells that would produce insulin as shown in the figures below. Human pancreatic islets were treated with streptozotocin (STZ) to destroy beta cells, and then were treated with the AAV engineered construct. They were then transplanted into NOD mice that had been treated with alloxan (ALX), and also modified so they would not reject human cells. The NOD mice that received the AAV engineered construct had significantly lower blood glucose levels and higher mass of beta and beta-like cells that secrete insulin than did control mice.  These data suggest that the same AAV engineered construct can convert human alpha cells into insulin secreting beta-like cells.

Preclinical Non-Human Primate Studies

In February 2023, the Company’s research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed that after infusion of the AAV engineered construct all eight of the NHPs had:

●	Decreased insulin requirements (p<0.001);
●	Increased c-peptide levels (p<0.05);
●	Improved glucose tolerance compared to baseline (p<0.05) with one demonstrating reestablished normoglycemia; and
●	Insulin and glucagon staining in the same cells, suggesting the formation of insulin-producing cells.

We believe these data in NHPs demonstrate the potential for this gene therapy treatment to eliminate the need for insulin replacement therapy for Type 1 and Type 2 diabetic patients.

Discovery Programs

Oncology

ONCOPREX® Nanoparticle Delivery System as a platform.  We believe that the ONCOPREX Nanoparticle Delivery System may be applicable to delivery of a range of therapeutic and prophylactic plasmid DNA and RNA interference constructs and shows efficacy in cancers beyond lung cancer. We also believe that the manufacturing methods we have developed for REQORSA may be useful for a wide array of disease treatments. Clinical data from the use of REQORSA has shown that the ONCOPREX Nanoparticle Delivery System is well tolerated in humans and can be delivered at high therapeutic doses.

Rights to other Tumor Suppressor Genes. We have licensed rights to the tumor suppressor gene, TUSC2, which is located in a sub-region of human Chromosome 3 known as 3p21.3, on which multiple tumor suppressor genes are located, including for example, 101F6, NPRL2, CACNA2D2, PL6, BLU, RASSF1, HYAL 1 and HYAL2. Using a number of techniques, MD Anderson researchers and their collaborators have identified these genes as potentially having cancer-fighting characteristics. MD Anderson researchers have subsequently conducted a number of preclinical studies on certain of these genes, particularly 101F6 and NPRL2, as well as TUSC2, both alone and in combination with other compounds, in order to assess their actual effects on lung cancer. Under past and current sponsored research agreements with MD Anderson, we support continuing research into the cancer-fighting properties of these and other genes in the 3p21.3 sub-region.

Researchers at MD Anderson have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, which may act as tumor suppressors or have other cancer fighting functions. We hold rights to certain of these genes under license agreements with MD Anderson. Data from preclinical studies performed by MD Anderson researchers and others suggest that TUSC2, the active agent in REQORSA, could be effective against other types of cancer, including glioblastoma, head and neck, breast (including triple-negative breast cancer), renal cell (kidney), thyroid, and soft tissue sarcoma, as well as NSCLC and SCLC. Therefore, the ONCOPREX Nanoparticle Delivery System may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

In addition, we have identified internally other tumor suppressor genes on which we have filed for intellectual property protection.

Diabetes

In November 2022, we exclusively licensed from the University of Pittsburgh technology that transforms macrophages enabling them to reduce autoimmune activity in Type 1 diabetes and could be complementary to the Company’s existing diabetes technology. The technology modulates autoimmunity in Type 1 diabetes using gene therapy.

Process Development and Manufacturing

We have made substantial investment in manufacturing for our product candidates with the goal of mitigating the risks associated with the complex manufacturing of gene therapies. While we continue to use third-party contract development and manufacturing organizations ("CDMOs") in the manufacture of our product candidates, we believe we have a competitive advantage in our field based on core competencies we have developed that we are leveraging in the manufacture of our product candidates.  These core competencies include:

●	Extensive and diverse internal expertise;
●	Customized chemistry, manufacturing and controls ("CMC") strategy for accelerated development;
●	Risk assessment and remediation for FDA submissions;
●	Novel and proprietary manufacturing processes;
●	Integrated global Good Manufacturing Practices ("cGMP" or "GMP") manufacturing network; and
●	Management of supply chain for business continuity.

In our oncology program, we are focused on preparing for commercial readiness for REQORSA.  To date we have developed a robust manufacturing process for REQORSA through years of process development activities that we continue to improve with the dramatic development and expansion of advanced technologies in the nascent gene therapy sector. REQORSA is an immunogene therapy with two main components. The active agent in REQORSA is a DNA plasmid encoding the TUSC2 protein.  The plasmid is encapsulated by non-viral DOTAP cholesterol lipid nanoparticles. This system of encapsulating DNA plasmid in non-viral lipid nanoparticles is referred to by us as our ONCOPREX Nanoparticle Delivery System. Each of these two components currently is manufactured by separate CDMOs and then transported to another CDMO for final drug formulation. REQORSA utilizes the ONCOPREX Nanoparticle Delivery System, a non-viral platform allowing for systemic delivery. REQORSA has been shown to be scalable at cGMP and can be stored for approximately 12 to 18 months for later use. Successful tech transfer of REQORSA from MD Anderson, where it was developed and previously manufactured, to CDMOs has been achieved as well as scale-up of our clinical grade manufacturing production in accordance with cGMP. The clinical grade material is being used to supply our Acclaim-1 and Acclaim-2 clinical trials and will be used to supply our Acclaim-3 clinical trials.

For our diabetes program, which is an earlier stage program than our oncology program, we are working with our academic collaborators at University of Pittsburgh to transfer the technologies associated with the manufacture of our GPX-002 and GPX-003 constructs to an appropriate integrated network of CDMOs and other vendors.  This also involves the investigation of novel advanced technologies to incorporate in these processes.  GPX-002 and GPX-003 involve the delivery of the Pdx1 and MafA genes into the pancreas via the pancreatic duct utilizing an AAV vector.

We manage our manufacturing arrangements with our CDMOs and other vendors through various agreements.

Intellectual Property

Patents and other proprietary rights such as trademarks and trade secrets are critical to our business and to our ability to successfully develop and commercialize our product candidates.  Our goal is to obtain, maintain, enhance and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the U.S. and in other countries. Our policy is to actively seek the broadest intellectual property protection possible for our product candidates, proprietary information, and proprietary technology through a combination of contractual arrangements, patents, trade secrets, trademarks, copyrights and regulatory exclusivity both in the U.S. and elsewhere in the world. Patents provide a period of exclusivity intended to make it more difficult for competitors to make, use or sell competing technologies. We additionally rely on regulatory protection afforded through data exclusivity, market exclusivity, orphan drug designation and/or patent term extensions, where available. We have developed and/or in-licensed numerous patents and pending patent applications that relate to compositions-of-matter, methods-of-use and other technologies and possess substantial know-how and trade secrets relating to the development of gene therapy technologies.

As further described in the “Licenses and Research Collaborations” section below, we hold a worldwide, exclusive license from MD Anderson to patents covering the therapeutic use of TUSC2 and other genes that have been shown to have cancer fighting properties, including 14 issued patents and 13 pending patent applications for technologies developed at MD Anderson and The University of Texas Southwestern Medical Center. These patents comprise various therapeutic, diagnostic, technical and processing claims relating to REQORSA and our ONCOPREX Nanoparticle Delivery System. We expect these patents and patent applications, if issued, to expire from 2024 to 2038. The rights we have obtained pursuant to our license agreement with MD Anderson are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. As further described in the “Licenses and Research Collaborations” section below, we also hold worldwide, exclusive licenses to an issued patent and 7 pending patent applications for diabetes technologies developed at the University of Pittsburgh. We expect these patents and patent applications, if issued, to expire from 2035 to 2043. We also are prosecuting four patent applications relating to various oncology targets in our discovery program. In addition, for certain of our product candidates we also expect to have further exclusivity in the form of data and marketing exclusivity under pharmaceutical regulatory laws, including for example, potentially up to 12 years of exclusivity from the date of first BLA approval of our product candidates.  For a further description and discussion of these laws, exclusivities and their regulatory background, please see the “Business – Government Regulation” section below in this Part I, Item 1 of this Annual Report.

We also have received trademark registrations for the trademarks GENPREX, REQORSA, and ONCOPREX. For a discussion of the challenges we face in obtaining or maintaining patent, trademark and/or trade secret protection, please see the risk factors under the heading “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report.

Licenses and Research Collaborations

Agreements with MD Anderson

Our ONCOPREX and REQORSA technologies are exclusively licensed pursuant to a Patent and Technology License Agreement dated July 20, 1994, with MD Anderson, as amended on September 1, 1996, August 11, 1997, July 31, 1994 and October 4, 2001 (collectively, the "1994 MD Anderson License Agreement"), between MD Anderson and Introgen Therapeutics, Inc. (f/k/a Intron Therapeutics, Inc.) (“Introgen”).

Pursuant to the 1994 MD Anderson License Agreement, we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property.

The exclusive licenses under the 1994 MD Anderson License Agreement will continue until the expiration of all patents covered by such agreement. Upon the expiration of the exclusive licenses, we will have a non-exclusive, fully paid-up right and license to use and otherwise exploit the technology rights licensed under the agreement. MD Anderson may terminate the agreement for, among other things, a breach of the agreement by us which remains uncured.

Pursuant to a Technology Sublicense Agreement dated March 7, 2007 (“Sublicense Agreement”), Introgen sublicensed its rights under the 1994 MD Anderson License Agreement to Introgen Research Institute, Inc. (“IRI”). IRI is a Texas-based technology company formed by Rodney Varner, our President and Chairman of the Board and IRI's sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries.

Pursuant to an Assignment and Collaboration Agreement dated April 13, 2009 (“IRI Collaboration Agreement”) IRI assigned its rights under the Sublicense Agreement to us, and we granted to IRI a non-exclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the 1994 MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations.

The IRI Collaboration Agreement was amended by an Amended Collaboration and Assignment Agreement dated July 1, 2011 ("2011 IRI Collaboration Agreement"). The 2011 Collaboration Agreement provided that IRI would provide additional licensing opportunities and services to us, in return for monthly payments and our obligation to pay to IRI a royalty of 1% on sales of products licensed to us under the 1994 MD Anderson License Agreement. In 2012, IRI’s obligation to provide those opportunities and services, and our obligation to make monthly payments to IRI, were terminated; however, we are required to pay a 1% royalty to IRI upon sales of products licensed to us under the 1994 MD Anderson License Agreement which royalty obligation continues for 21 years after the later of the termination of the 1994 MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us.

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

Pursuant to the 1994 MD Anderson License Agreement, the Sublicense Agreement and the 2009 IRI Collaboration Agreement, we are obligated to pay all fees, patent related expenses, royalties, and other amounts that become due with respect to the licensed patents, patent application and other technologies. We are also obligated to pay to MD Anderson royalties of 1.5% of net sales of the licensed products, as well as 1.5% of advance payments received by us (excluding amounts paid to us in reimbursement of development or other costs) from third parties pursuant to sublicense, marketing, distribution or franchise arrangements. Under the 2011 IRI Collaboration Agreement, we are obligated to pay to IRI a royalty of 1.0% of net sales of licensed products and 1.0% of certain other payments received by us. This royalty obligation continues for 21 years after the later of the termination of the 1994 MD Anderson License Agreement and the termination of the Sublicense Agreement. We have no other payment obligations to IRI under the 2009 IRI Collaboration Agreement or the 2011 IRI Collaboration Agreement. We were not required to make any up-front payments to MD Anderson or IRI when we entered into the 1994 MD Anderson License Agreement, the Sublicense Agreement or the 2009 IRI Collaboration Agreement.

On May 4, 2020 (the “MD Effective Date”), we entered into a Patent and Technology License Agreement with MD Anderson, as amended on March 3, 2021 (collectively, the “2020 License Agreement” and together with the 1994 MD Anderson License Agreement, collectively, the "MD Anderson License Agreements").  Pursuant to the 2020 License Agreement, MD Anderson granted us a worldwide, exclusive, sublicensable, royalty-bearing license to certain licensed intellectual property and technology, including, without limitation, use of chemotherapy in combination with TUSC2 therapy and methods for treating cancer by administration of a TUSC2 in conjunction with EGFR inhibitors or other anti-cancer therapies in patients that are expected to be responsive to TUSC2 therapy (collectively, the “Licensed IP”), to manufacture, use, commercialize, seller, offer for sale and import licensed products related to the treatment of cancer using TUSC2 therapy in combination with certain immunotherapies (the “Licensed Products”). In consideration for our use of the Licensed IP, we are required to make certain payments to MD Anderson, including, without limitation, an upfront license fee as well as a fee paid to amend the agreement, annual maintenance fees ranging from the low five figures to low six figures, milestone payments aggregating up to a maximum of $6,150,000, low single digit royalty payments to low double digits royalty payments with lower net sales being subject to lower royalty payments, and minimum annual royalties after the first sale in a low six figure amount. In addition, we shall be required to reimburse MD Anderson for certain patent expenses. The 2020 License Agreement shall expire on the later to occur of (a) the expiration of all patents issued under the Licensed IP and the cancellation, withdrawal, or express abandonment of all patent applications under the Licensed IP, or (b) 30 years after the MD Effective Date, unless earlier terminated pursuant to the terms thereof.

License Agreement with P53, Inc.

On February 26, 2010, IRI and P53, Inc., which subsequently changed its name to MultiVir Inc., (“P53”) entered into a Technology License Agreement ("P53 License Agreement") pursuant to which IRI granted to P53 a worldwide, exclusive license under certain patents related to the ONCOPREX Nanoparticle Delivery System that we are now using for the delivery of TUSC2, but only for P53’s use in gene therapy products in which the sole active genes are P53 and MDA-7. As a result of the 2009 IRI Collaboration Agreement, we are the licensor under the P53 License Agreement.

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

License Agreement with University of Pittsburgh - Of the Commonwealth System of Higher Education

On February 11, 2020, we entered into an exclusive license agreement, as amended on August 8, 2022 and November 3, 2022 (collectively the “2020 UP License Agreement”), with the University of Pittsburgh - Of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) pursuant to which UP granted us a worldwide, exclusive license to certain licensed technology, and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. The 2020 UP License Agreement permits us to make, have made, use and sell certain licensed technology and to practice the patent rights in the field of diabetes therapy. We have agreed to sell the licensed technology to UP upon its request on terms and conditions as such products and/or processes are made available to our most favored customer. As consideration for the 2020 UP License Agreement, we agreed to pay UP an initial license fee, annual maintenance fees, running royalties minimum annual royalties beginning with the first commercial sale of the licensed technology pursuant to such agreement, a share of non-royalty sublicense income, and milestone payments in the aggregate amount of up to $3,975,000, as well as patent prosecution expenses incurred prior to and after the effective date of the 2020 UP License Agreement. The 2020 UP License Agreement shall remain in effect until the later of 20 years after the first commercial sale of the licensed technology or the expiration of the last Valid Claim (as defined in the 2020 UP License Agreement). UP may terminate the agreement if, among other things, (i) we fail to cure a default, (ii) if we fail to achieve the specified milestones within the specified time periods or (iii) our intentional practice of the licensed patent rights or know-how outside the field of diabetes therapy. We may terminate the 2020 UP License Agreement upon six months’ prior written notice to UP and payment of all amounts accrued or due to UP through the effective date of termination.

On November 22, 2022 and December 29, 2022, respectively, we entered into two separate exclusive license agreements with UP on generally the same terms as the 2020 UP License Agreement as described in the preceding paragraph. Both the exclusive license agreement dated November 22, 2022 (the "November 2022 UP License Agreement") and the exclusive license agreement dated December 29, 2022 (the "December 2022 UP License Agreement", and together with the 2020 UP License Agreement and the November 2022 UP License Agreement, collectively, the "UP License Agreements") relate to diabetes gene therapy. The November 2022 UP License Agreement related in particular to the transformation of macrophages enabling them to reduce autoimmunity activity in Type 1 diabetes while the December 2022 UP License Agreement related to gene therapy for Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors.

Grants

Our technology discoveries and research and development programs have been the subject of numerous peer-reviewed publications and have been supported by Small Business Innovation Research ("SBIR") grants and grants from the National Institutes of Health ("NIH"), the United States Department of Treasury, and the State of Texas through its Texas Emerging Technology Fund. The rights we have obtained pursuant to our MD Anderson License Agreements are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. Our collaborators at University of Pittsburgh have also received grants from the NIH in connection with pre-clinical work on GPX-002.

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

Type 1 diabetes is an autoimmune disease that permanently destroys beta cells of the pancreatic islet leading to the body no longer having the ability to produce insulin. Type 2 diabetes, also known as adult onset diabetes, is a condition associated with developed resistance to insulin. There are a number of approved treatments and therapies to manage diabetes including insulin, insulin analogs, continuous glucose monitoring, novel approaches to administration such as insulin pens and insulin pumps, and preventative therapeutics. Any of these therapies may be more effective, cost-effective, or considered less invasive than ours.

Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for the cancer indications that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than any product candidates that we are currently developing or that we may develop, which could render our products obsolete or noncompetitive. Any product candidates that we successfully develop and commercialize may compete with existing and new therapies that may become available in the future. The availability of reimbursement from government and other third-party payers will also significantly affect the pricing and competitiveness of our products. For a further discussion of the challenges we face from competition, please see the "Risk Factors" section in Part I, Item 1A of this Annual Report.

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

U.S. Biological Products Development Process

The process required by the FDA before a biological product, including our REQORSA, GPX-002, GPX-003, and potential future product candidates, may be marketed in the United States generally involves the following:

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

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product marketing exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA or NDA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Legislative and Regulatory Changes, Including Health Care Reform

The laws and regulation that affect our business are subject to change from time to time, and entirely new laws and regulations are sometimes adopted.  In particular, healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.  In 2022, President Biden signed the Inflation Reduction Act, which, among other things, contains a provision that authorizes CMS to negotiate a "maximum fair price" for a limited number of high-cost, single-source drugs each year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented in future years.

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

Employees and Human Capital

As of March 15, 2023, we had 28 total employees, all of which were full-time. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees. Our employees are highly skilled, with many holding advanced degrees and having experience in drug development. We anticipate that the number of employees will continue to grow as we progress our product pipeline.

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

Our website address is www.genprex.com. On our website, investors can obtain, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Business Conduct and Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission ("SEC"). None of the information posted on our website is incorporated by reference into this Annual Report on Form 10-K. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

We have proprietary rights to a number of trademarks, including GENPREX, ONCOPREX and REQORSA, that are used in this Annual Report on Form 10-K. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are generally referred to without the ® or ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

We expect that our eligibility to qualify as an “emerging growth company” will end on December 31, 2023, the last day of our fiscal year following the fifth anniversary of the date of our initial public offering.  As an emerging growth company, we may choose to take advantage of some, but not all, of the available benefits of the JOBS Act. We have taken advantage of some of the reduced reporting requirements in this Annual Report on Form 10-K. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock. In addition, the JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

●	We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.
●	Our ability to utilize our net operating loss carryforwards may be limited, resulting in income taxes sooner than currently anticipated.

Risks Related to Development and Commercialization of Our Current and Future Product Candidates

●

Our success depends greatly on the success of our development of REQORSA for the treatment of NSCLC and SCLC, and our other product candidates, including GPX-002 and GPX-003 for the treatment of diabetes.

●	If we are unable to secure contract manufacturers with capabilities to produce the products that we require, we could experience delays in conducting our planned clinical trials.
●	Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our current and potential product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our current and potential product candidates.
●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.
●	Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for REQORSA and other current or future product candidates.
●	Fast track designation of our products by FDA and designation under any other FDA expedited development program may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates.
●	We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.
●	A product candidate can fail at any stage of preclinical and clinical development.
●

REQORSA®, GPX-002, GPX-003, and any other product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates, and the approval may be for a narrower indication than we seek.

●	Even if we obtain regulatory approval of our current and future product candidates, the products may not gain market acceptance among physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community.
●	REQORSA®, GPX-002, GPX-003, and other current or future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.
●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	Our business has been adversely affected by the coronavirus pandemic which has delayed and may continue to delay our clinical trials and has disrupted and may continue to disrupt our supply chain and may have other adverse effects on our business and operations.
●	We face competition from other biotechnology and pharmaceutical companies, particularly those that are gene therapy companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

●	We cannot provide assurance that REQORSA, GPX-002, GPX-003, or any of our other current or future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market them.
●	Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory oversight.
●

If the FDA does not find the manufacturing facilities of our current or future contract manufacturers acceptable for commercial production, we may not be able to commercialize REQORSA, GPX-002, GPX-003, or any of our other current or future product candidates.

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

●

Coverage and reimbursement may be limited or unavailable in certain market segments for REQORSA, GPX-002, GPX-003, and our other current or future product candidates, if approved, which could make it difficult for us to sell REQORSA, GPX-002, GPX-003, and our other current or future product candidates profitably.

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

Risks Related to Our Intellectual Property

●

If we fail to comply with obligations pursuant to our license agreements, we could lose intellectual property and other rights that are important to our business; if we fail to obtain licenses to advance our research and development that may be required we may be unable to develop the affected product exclusively, on acceptable terms or at all.

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
●

We have in the past and may again in the future have trademark applications in the United States and/or certain other countries, and failure to secure these registrations could adversely affect our business; additionally, we may need to enforce our trademark rights against third parties and expend significant resources to enforce such rights against infringement.

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
●

We are currently an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

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
●

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain an exclusive forum provision with respect to certain actions which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity.

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

We are using the proceeds from our sales of securities to advance REQORSA through clinical development, and to advance our other pre-clinical development programs as well as for other corporate purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital to complete clinical development and commercialize REQORSA and for preclinical and clinical development and commercialization of our gene therapy for diabetes, GPX-002, GPX-003, and our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials beyond what we currently anticipate, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of REQORSA, GPX-002, GPX-003, and our other current or future product candidates would likely be delayed. Furthermore, there can be no assurance that the costs to obtain regulatory approval of these product candidates will not increase.

We will continue to require substantial additional capital to continue our preclinical and clinical development and commercialization readiness activities. Because successful development of our current and potential product candidates is uncertain, we are unable to estimate the actual amount of funding we will require to complete research and development and commercialize our current and future product candidates.

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the progress, costs, results and timing of our preclinical development and clinical trials for REQORSA, GPX-002, GPX-003, and other current or future product candidates;
●	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
●	the ability of third parties to deliver materials and provide services for us;
●	the costs associated with securing and establishing commercialization and manufacturing capabilities;
●	market acceptance of our current and future product candidates;
●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
●

our ability to obtain, maintain, expand and enforce intellectual property rights for our products and product candidates, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

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

Some of these factors are outside of our control. Although we expect that our existing cash will be sufficient to fund our current operations and planned clinical trial activities into the second quarter of 2024, this period could be shortened if there are any significant increases in planned spending on current or additional development programs or more rapid progress of these development programs than anticipated. Furthermore, we believe that our existing capital will not be sufficient to enable us to complete the development and commercialization of REQORSA, GPX-002, GPX-003, and our other current or future product candidates. Accordingly, we expect that we will need to raise additional funds in the future.

We have raised and may continue to raise capital through a variety of sources that may be available to us.  On March 1, 2023, we completed a registered direct offering, in which we sold to an accredited healthcare-focused institutional investor an aggregate of 3,809,524 shares of our common stock and a like number of warrants, at a combined offering price of $1.05 per share of common stock and accompanying warrant, for net proceeds of approximately $3.6 million. On November 18, 2022, we entered into our Equity Distribution Agreement with JMP Securities as Agent, with respect to an at-the-market offering program (our “ATM”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agent. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any shares sold through the Agent under the Equity Distribution Agreement, and also have provided the Agent with customary indemnification and contribution rights. As of December 31, 2022 we have sold 3,886 shares of our common stock for net proceeds to us totaling $4,532.

We may seek additional funding through a combination of equity offerings, drawdowns on our ATM pursuant to our Equity Distribution Agreement with JMP Securities as Agent, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, some of which may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. Any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our existing capital stock. In addition, the issuance of additional shares by us may cause the market price of our shares to decline and result in dilution to our stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to December 31, 2022, we incurred an accumulated deficit of approximately $100.4 million. We incurred net losses of approximately $22.5 million and approximately $19.6 million for the years ended December 31, 2022 and 2021, respectively.

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our preclinical development activities, manufacturing processes and clinical trials. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our current and potential product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If REQORSA, GPX-002, GPX-003, or any of our other current or future product candidates fail in clinical trials or does not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We are a clinical stage company with a limited operating history. Our operations to date have been limited to conducting clinical and preclinical research and development. We have not yet obtained any regulatory approvals for any of our drug candidates. Consequently, any predictions made about our future success or viability may not be accurate. Our operating results are expected to significantly fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include:

●

any delays in regulatory review and approval (assuming that our data support approval) of our current and future product candidates in clinical development, including our ability to receive approval from the FDA for REQORSA, GPX-002, or GPX-003;

●	delays in the commencement, enrollment and timing of clinical trials;
●	the success of our current and future product candidates through all phases of pre-clinical and clinical development;
●	potential side effects of our current and future product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
●	our ability to obtain additional funding to develop our current and future product candidates;
●	our identification and development of additional drug candidates beyond REQORSA, GPX-002, GPX-003 and our other current product candidates;
●	competition from existing products or new products that continue to emerge;
●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
●	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations ("CROs");
●	our dependency on third-party manufacturers to manufacture our products and key ingredients;
●	our ability to establish or maintain collaborations, licensing, sponsored research or other arrangements, particularly with MD Anderson and UP and otherwise relating to REQORSA, GPX-002, and GPX-003;
●	our ability to defend against any challenges to our intellectual property including claims of patent infringement;
●	our ability to enforce our intellectual property rights against potential competitors;
●

our ability to secure additional intellectual property protection for our product candidates and associated technologies as may be required or desirable as the development of the product candidates progresses;

●	our ability to attract and retain key personnel to manage our business effectively; and
●	potential product liability claims.

Our ability to utilize our net operating loss carryforwards may be limited, resulting in income taxes sooner than currently anticipated.

As of December 31, 2022, we had federal net operating loss carryforwards (“NOLs”) of approximately $68.9 million for federal income tax purposes of which approximately $1.3 million will begin to expire in 2030 and approximately $59.2 million can be carried forward indefinitely. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

The utilization of our NOLs may also be limited under state laws.  In addition, under the 2017 Tax Cuts and Jobs Act (the “TCJA”), tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”), was signed into law. The CARES Act changed certain provisions of the TCJA. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. In addition, the CARES Act eliminates the limitation on the deduction of NOLs to 80% of current year taxable income for taxable years beginning before January 1, 2021. It is uncertain if and to what extent various states will conform to the TCJA, as modified by the CARES Act.  For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, whether or not we attain profitability.

Risks Related to Development and Commercialization of Our Current and Future Product Candidates

Our success depends greatly on the success of our development of REQORSA for the treatment of NSCLC and SCLC, and our other product candidates, including GPX-002 and GPX-003 for the treatment of diabetes.

At this time, we are actively pursuing the development of REQORSA for NSCLC through our Acclaim-1 and Acclaim-2 clinical trials that are currently enrolling and for SCLC through our Acclaim-3 clinical trial expected to commence enrollment by the end of the third quarter of 2023.  We are also pursuing the development of pre-clinical gene therapies GPX-002 and GPX-003 for Type 1 and Type 2 diabetes, respectively, as well as earlier discovery programs. In particular, we are dependent on the success of REQORSA, GPX-002 and GPX-003. We cannot provide you any assurance that we will be able to successfully advance REQORSA, GPX-002, GPX-003 or any of our other current or future product candidates through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in the development of a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involve a substantial degree of uncertainty. Because REQORSA, GPX-002, GPX-003 and our other current product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. We believe only a few gene therapy products have been approved in the United States or Europe. We have found it difficult to enroll patients in our clinical studies in the past, have experienced certain difficulties in enrolling patients in our current trials and may continue to find it difficult in the future, which could delay or prevent clinical studies of REQORSA or other current or future product candidates. We may encounter other delays in our pre-clinical or clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

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

Manufacturing REQORSA involves several manufacturing steps. Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have transferred all of the steps of our manufacturing process to CDMOs and scaled-up clinical production in order to supply our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials. We also are preparing for commercial readiness for REQORSA through the development of an integrated supply chain network of manufacturing vendors and continue to work to identify cutting edge manufacturing technologies to optimize manufacturing processes and shelf life. With the advancement of the development of GPX-002 and GPX-003, we also are working to optimize the manufacture of these product candidates and to source high quality and integrated vendors capable of producing them in accordance with GMP.  Although we have contracted with CDMOs to produce our products, no assurance can be given that such CDMOs will be able to continue to produce the products that we require. In addition, the tremendous growth in the gene therapy sector has created increasing demand for the services of CDMOs with gene therapy capabilities which may impact our ability to schedule production runs of our products or product components to meet our needs on a timely basis.  Furthermore, manufacturing gene-based therapies is complex and highly regulated and a CDMO with which we have contracted may fail to produce our products or product components timely or in accordance with our specifications or applicable regulations. Although we have experienced a variety of these challenges to varying degrees in connection with performance by our CDMOs, to date they have not resulted in any measurable delay in our Acclaim-1 or Acclaim-2 clinical trials. Changing our current or future contract manufacturers may be difficult and could be costly, which could result in our inability to manufacture our clinical product candidates and a delay in the development of our clinical product candidate. Further, in order to maintain our development timelines, any changes to, or the addition of a new, third-party contract manufacturers may result in our incurring higher costs to manufacture our clinical product candidates. Any delay in the availability of product supply or product component supply could result in a delay in our clinical trials, including our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials as well as the commencement of clinical trials for GPX-002 and GPX-003.

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

Clinical development is very expensive and can take many years. Delays in the commencement, enrollment and/or completion of our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials or any future clinical trials could increase our product development costs or delay or limit the regulatory approval of REQORSA or other product candidates. To date we have experienced delays in opening our clinical sites for our Acclaim-1 and Acclaim-2 trials.  This has been due to a back-log in protocol review at the clinical trial sites due to the COVID-19 pandemic which has mostly resolved.  We do not know and cannot predict whether future trials or studies of other current or future product candidates, including Acclaim-3, GPX-002 and GPX-003 will begin as planned, if at all, and we do not know and cannot predict whether our Acclaim-1 and Acclaim-2 clinical trials or any future trials or studies of other current or future product candidates will be completed on schedule, if at all. The start or end of a clinical study may be delayed or halted due to regulatory requirements, changes in the proposed regulatory approval pathway for a drug candidate, manufacturing challenges, including delays or shortages in available raw materials required to manufacture the drug product, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria, such as mutation of the EGFR which is required for the Acclaim-1 trial and is present in a minority of NSCLC patients. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, which include the age and condition of the patients and the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments and/or availability of other investigational treatment options for the relevant disease.  We have initiated our Acclaim-1 and Acclaim-2 clinical trials and plan to initiate our Acclaim-3 clinical trial pursuant to an existing IND. We have filed with the FDA amendments to our IND consisting of an updated chemistry, manufacturing and controls section, and the protocol for the respective clinical trial. We cannot be sure that issues will not arise in connection with the filing of these amendments or otherwise that will result in the FDA imposing a clinical hold which could result in the delay of either or both of these clinical trials. For GPX-002 and GPX-003 we have not yet filed an IND and cannot predict all of the challenges and issues that may arise in connection with the preparation and filing of these INDs, or whether these INDs will be filed at all.

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

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

We may seek orphan drug designation in the United States and in the European Union for our product candidates. Upon receipt of regulatory approval, orphan drug status will provide us with seven years of market exclusivity in the United States under the Orphan Drug Act. However, there is no guarantee that the FDA will grant orphan drug designation for any of our drug candidates for any future indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation. Moreover, there can be no assurance that another company also holding orphan drug designation for the same indication or which may receive orphan drug designation in the future will not receive approval prior to us, in which case our competitor would have the benefit of the seven years of market exclusivity, and we would be unable to commercialize our product for the same indication until the expiration of such seven-year period. Even if we are the first to obtain approval for the orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug available in the Unites States for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of regulatory review and approval process. In addition to the potential period of exclusivity, orphan designation makes a company eligible for grant funding of up to $400,000 per year for four years to defray costs of clinical trial expenses, tax credits for clinical research expenses and potential exemption from the FDA application user fee.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as (i) the drug’s orphan designation is revoked; (ii) its marketing approval is withdrawn; (iii) the orphan exclusivity holder consents to the approval of another applicant’s product; (iv) the orphan exclusivity holder is unable to assure the availability of a sufficient quantity of drug; or (v) a showing of clinical superiority to the product with orphan exclusivity by a competitor product. If a drug designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. There can be no assurance that we will receive orphan drug designation for any of our drug candidates for any additional indications, if we elect to seek such designation. Even if orphan designation is granted it may be withdrawn by the FDA for non-compliance with regulations.

A product candidate can fail at any stage of preclinical and clinical development.

The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including, but not limited to, a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects, or other adverse initial experiences or findings. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	inability to obtain sufficient funds required for clinical development;
●

inability to reach agreements on acceptable terms with current or prospective vendors, CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different vendors, CROs and trial sites;

●

negative or inconclusive results from our clinical studies or the clinical studies of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

●	serious and unexpected side effects experienced by subjects in our clinical trials or by individuals using drugs similar to our current and future product candidates;
●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
●	unexpected results from pre-clinical testing and development;
●	inability or delays in enrolling research subjects in clinical trials;
●	high drop-out rates and high fail rates of research subjects;
●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of pre-clinical or clinical testing;
●	greater than anticipated clinical trial costs;
●	poor effectiveness of our current and potential product candidates during clinical trials; or
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or vendor.

REQORSA®, GPX-002, GPX-003, and any other product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates, and the approval may be for a narrower indication than we seek.

Clinical failure can occur at any stage of our clinical development. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. In addition, data obtained from trials and studies are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent regulatory approval. Additionally, our partners, clients, other vendors, and/or other stakeholders may not agree with our interpretation(s) of data obtained from our clinical trials, which could potentially cause a variety of issues, including, but not limited to, delays, the necessity for additional studies and analyses, dependence on third-party validation, and/or other unforeseen challenges. Success in preclinical studies and early clinical trials does not ensure that subsequent clinical trials will generate the same or similar results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Later-stage clinical trials could differ in significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, efficacy endpoints, dosing regimen and statistical design. For example, the small number of patients in our completed Phase 1 Monotherapy clinical trial of REQORSA and the Phase 1/2 Combination Tarceva trial may make the results of these trials less predictive of the outcome of later clinical trials. In addition, although we observed encouraging clinical activity in the Phase 1 Monotherapy and Phase 1/2 Combination Tarceva trial, the primary objectives of the Phase 1 Monotherapy Trial and the Phase 1 portion of the Phase 1/2 Combination Tarceva trial were safety and MTD and not to demonstrate efficacy. The assessments of clinical activity from these clinical trials, some of which were not pre-specified, may not be predictive of the results of later clinical trials of REQORSA. Furthermore, safety events may be observed in later trials that alter the anticipated risk-benefit profiles of REQORSA or other product candidates.

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

We do not know whether any clinical trials we conduct will demonstrate the consistent or adequate efficacy and safety that would be required to obtain regulatory approval and market any products. If REQORSA, GPX-002 or GPX-003 or other current or future product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed. If we are unable to bring REQORSA, GPX-002, GPX-003 or other product candidates to market, or acquire other products that are on the market or can be developed, our ability to create stockholder value will be limited.

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

REQORSA®, GPX-002, GPX-003, and other current or future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Undesirable side effects for REQORSA, GPX-002, GPX-003, or any of our other current or future product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. A showing that REQORSA, GPX-002, GPX-003, or any of our other current or future product candidates cause undesirable or unacceptable side effects could interrupt, delay or halt clinical trials and result in the failure to obtain or suspension or termination of marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities only with restrictive label warnings.

If REQORSA, GPX-002, GPX-003, or any of our other current or future product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

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

Our business has been adversely affected by the coronavirus pandemic which has delayed and may continue to delay our clinical trials and has disrupted and may continue to disrupt our supply chain and may have other adverse effects on our business and operations.

The outbreak of the novel coronavirus ("COVID-19") evolved into a global pandemic as COVID-19 spread to many regions of the world. The extent to which COVID-19 and/or potential future outbreaks impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, including new variants and the actions to contain COVID-19 or treat its impact, among others.

As a result of COVID-19, our business operations have been interrupted and delayed. Specifically, we have experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring site review created by an accumulation of protocols while clinical trials and the clinical trial review process have been widely disrupted during the pandemic. Additionally, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring, data analysis, and laboratory research activities may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the COVID-19 pandemic. If COVID-19 surges continue in the future, some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, further delaying our clinical trials and potentially rendering us unable to conduct our trials at all. In addition, infections and deaths related to the COVID-19 pandemic or potential future outbreaks may disrupt the United States’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any lengthening of or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. Specifically, we may experience further delays in our Acclaim-1 trial or our Acclaim-2 trial and experience delays in our Acclaim-3 trial once that trial is open for enrollment, if a batch of REQORSA drug that is intended to be utilized expires and is no longer usable and there is a delay in producing a new batch. In this regard, to date certain batches and/or components of REQORSA have expired, and others may expire, without being used due to delay in our clinical trials. We also have been experiencing disruptions in our supply chain regarding our manufacturing and testing operations. This relates to general disruptions in the supply chain, and more specifically to the fact that certain raw materials used in the manufacture of REQORSA also are used in the manufacture of COVID-19 vaccines. Furthermore, supply chain delays could produce delays in clinical trial enrollment due to lack of adequate amounts of REQORSA. Moreover, if the COVID-19 pandemic continues or worsens or potential future outbreaks occur and our operations are further adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance.

We currently utilize third parties to, among other things, manufacture raw materials and to manufacture clinical product. If any third-party parties in the supply chain for materials used in the production of our product candidates or the third-party manufacturers of our product candidates themselves are adversely impacted by COVID-19, variants of COVID-19, and/or potential future outbreaks or pandemics, our ability to manufacture our product candidates for our clinical trials and research and development activities related thereto may be disrupted.  In general, we believe the supply chain overall in our industry has been disrupted.

Work force shortages related to the COVID-19 pandemic have been experienced widely throughout our economy.  Our growing nascent industry combined with these workforce shortages have resulted in staffing challenges experienced by us and by third parties that we utilize, including but not limited to manufacturing and testing organizations, CROs and clinical trial sites.

COVID-19, which caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may continue to have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression or other sustained adverse market event resulting from COVID-19 could materially and adversely affect our business and the value of our common stock.

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

We face competition from other biotechnology and pharmaceutical companies, particularly those that are gene therapy companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. This is particularly so in the fast growing gene therapy space. We face competition from domestic and international competitors including major multinational pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and other public and private research institutions.  Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of these factors, our competitors may succeed in obtaining patent protection and/or FDA or other regulatory approval or in discovering, developing and commercializing drugs for the indications that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

We cannot provide assurance that REQORSA, GPX-002, GPX-003, or any of our other current or future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market them.

Our business currently depends largely on the successful development and commercialization of REQORSA, GPX-002, GPX-003, and our other current product candidates. Our ability to generate revenue related to product sales will depend on the successful development and regulatory approval of REQORSA for the treatment of cancer and/or GPX-002 and GPX-003 for diabetes. Even if we complete the necessary clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate. Further, even if we obtain regulatory approval, it may only apply to a narrower indication than we expect and our products will remain subject to regulatory scrutiny.

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

If we are unable to obtain approval from the FDA or other regulatory agencies for REQORSA, GPX-002, GPX-003, or our other current or future product candidates, or if, subsequent to approval, we are unable to successfully commercialize REQORSA, GPX-002, GPX-003, or our other current or future product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in January 2017, the FDA Oncology Center of Excellence, or the Center of Excellence, was created to leverage the combined skills of regulatory scientists and reviewers with expertise in drugs, biologics, and devices (including diagnostics). While the Center of Excellence is designed to help expedite the development of oncology and malignant hematology-related medical products and support an integrated approach in the clinical evaluation of drugs, biologics and devices for the treatment of cancer, the Center of Excellence may, at times, create confusion within the FDA and especially in the Center of Biologics and Research, which is the primary review division for REQORSA. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are also subject to review by NExTRAC. In August 2018, the NIH Director issued a statement describing a proposal intended to streamline the federal framework for oversight of gene therapy. The proposal, which the NIH developed in conjunction with the FDA, included amending the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines, to eliminate duplicative review and reporting requirements for human gene transfer protocols. The statement also described NIH’s effort to refocus the role of the RAC to be closer to its original mandate – a transparent forum for science, safety, and ethics of emerging biotechnologies. Accordingly, the NIH Guidelines have been updated to reflect these changes. Additionally, before a clinical trial can begin at an NIH-funded institution, that institution’s IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the study. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for performing studies or for obtaining approval of any of our current and potential product candidates. The regulatory changes discussed herein as well as other existing and future regulatory developments may cause unexpected delays and challenges for companies seeking approval of gene therapy products, like REQORSA, GPX-002, GPX-003, and our other current or future product candidates.

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

If the FDA does not find the manufacturing facilities of our current or future contract manufacturers acceptable for commercial production, we may not be able to commercialize REQORSA, GPX-002, GPX-003, or any of our other current or future product candidates.

We do not have the internal infrastructure or facilities to manufacture ourselves REQORSA, or earlier stage GPX-002 or GPX-003 which are in pre-clinical development, or any other current or future product candidate, and intend to rely on CDMOs for clinical trial needs and commercial supply. However, our strategy could change in the future and we could choose to develop such infrastructure. We do not have agreements for all of the steps relating to the ongoing supply of REQORSA or any of our other product candidates, and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to complete clinical development and commercialize REQORSA or any of our other product candidates, if any of them are approved. The manufacture of gene therapy products is complex, and for CDMOs with whom we have agreements, there is no guarantee that they will be able to perform as required under the applicable governing agreement. Additionally, the facilities used by our contract manufacturers to manufacture product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on our third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture materials that conform to our specifications and the FDA’s cGMP standards and other requirements of any governmental agency to whose jurisdiction, we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks including:

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

Coverage and reimbursement may be limited or unavailable in certain market segments for REQORSA, GPX-002, GPX-003, and our other current or future product candidates, if approved, which could make it difficult for us to sell REQORSA, GPX-002, GPX-003, and our other current or future product candidates profitably.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors, and coverage and reimbursement for products can differ significantly from payor to payor. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products and to justify the level of coverage and reimbursement relative to other therapies, with no assurance that coverage and adequate reimbursement will be obtained. Third party payors may also have difficulty in determining the appropriate coverage of REQORSA and our other current and future product candidates that are combination products, if approved, due to the fact that they are combination products that include another drug. To the extent there are any delays in determining such coverage or inadequate coverage and reimbursement for all aspects of our combination therapies, it would adversely affect the market acceptance, demand and use of our current and potential product candidates. Any denial in coverage or reduction in reimbursement from Medicare or other government programs may result in a similar denial or reduction in payments from private payors, which may adversely affect our future profitability.

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

More recently, other legislative changes that affect the pharmaceutical industry have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Inflation Reduction Act of 2022 included, among other things, a provision that authorizes CMS to negotiate a “maximum fair price” for a limited number of high-cost, single-source drugs every year, and another provision that requires drug companies to pay rebates to Medicare if prices rise faster than inflation.  In addition, various states have adopted or are considering adopting laws that require pharmaceutical companies to provide notice prior to raising prices and to justify price increases. We expect that additional healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, and in turn could significantly reduce the projected value of certain development projects and reduce our profitability.

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

We anticipate that we will be subject to additional risks in commercializing our product candidates outside the United States, including the following, any one or combination of which could have a material adverse effect on our business:

●	different regulatory requirements for approval of product candidates in foreign countries;
●	reduced protection for intellectual property rights;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
● ●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; compliance with international data privacy laws, including GDPR;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods, fires and medical epidemics.

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

When we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the timing and future success of that product candidate to such third party.

One or more of our collaboration partners may not devote sufficient resources to the development and commercialization of our product candidates or may otherwise fail in these efforts. The terms of any collaboration or other arrangement that we establish may contain provisions that are not favorable to us. In addition, any collaboration that we enter into may not be successful in the development and commercialization of our product candidates. In some cases, we may be responsible for continuing preclinical and initial clinical development of a product candidate or research program under a collaboration arrangement, and the payment we receive from our collaboration partner may be insufficient to cover the cost of such development. If we are unable to reach agreements with suitable collaborators for our product candidates, we may face increased costs, we may be forced to limit the number of our product candidates we can commercially develop or the territories in which we commercialize them. As a result, we may be unable to commercialize products or programs if we are unable to engage a suitable collaborator, which may have a material adverse effect on our operating results and financial condition.

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

We rely, and expect to continue to rely on third-party CDMOs to produce REQORSA and expect to do so with GPX-002 and GPX-003 and other current and future product candidates and other key materials and on third-party contract testing organizations, or CTOs, for the establishment and performance of validated product release assays. Additionally, any CDMO may not have specific experience producing our product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our products at the quality, quantities, locations and timing needed to support commercialization. We do not have full control of these CDMOs, and they may prioritize other customers or be unable to provide us with enough manufacturing capacity to meet our objectives. We may change our manufacturing process, and there can be no guarantee that the regulatory authorities will approve any new process in a timely manner, or ever. Also, as a consequence of the manufacturing change, there may be a requirement to conduct additional preclinical safety or efficacy studies, develop new manufacturing and release assays and/or repeat all or part of the ascending dose safety study in animals or humans. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have completed the technology transfer from MD Anderson to experienced commercial contract development and manufacturing organizations and have scaled-up clinical production of REQORSA appropriate for our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials. With the advancement of the development of GPX-002 and GPX-003, we also are working to optimize the manufacture of these product candidates and to source high quality and integrated vendors capable of producing them in accordance with GMP.  No assurance can be given that such contract manufacturers will be able to, and will receive all approvals to, produce product sufficient for all of our clinical trial needs moving forward or for commercialization. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our contract manufacturers may be difficult and could be costly if we do make such a change, which could result in our inability to manufacture our product candidates and a delay in the development of our product candidates and their commercial sale, should they be approved. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our product candidates. There can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

In connection with our manufacturing activities, we may encounter technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Further, we have not fully completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing and testing partners do not enable such regulatory approvals, our commercialization efforts may be harmed. If such third-party manufacturers are unable to produce REQORSA, GPX-002, GPX-003, or other product candidates in the necessary quantities, or in compliance with cGMP or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, would be materially harmed. The manufacturing processes used by our contract manufacturers to manufacture product candidates must be approved by the FDA as part of our BLA package and the facilities used by our contract manufacturers must maintain a compliance status acceptable to the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. Although we provide specifications, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of our product candidates. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory agencies, we will not be able to secure and/or maintain regulatory approval covering their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our future product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our current and future product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation.

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

If we are successful in commercializing REQORSA, our lead drug candidate, we will owe IRI a 1% royalty of our product sales. REQORSA is based upon patents and related technology covered by the 1994 MD Anderson License Agreement, under which we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property. In 2007, the 1994 MD Anderson License Agreement was sublicensed by Introgen to IRI and in 2009 this sublicense was assigned by IRI to us, and we granted back to IRI a nonexclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the 1994 MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations. IRI also agreed in 2011, pursuant to the 2011 IRI Collaboration Agreement, to provide additional technology licensing opportunities and services to us in return for monthly payments and our obligation to pay to IRI a royalty of 1% on sales of products licensed to us under the 1994 MD Anderson License Agreement. We also granted a non-exclusive, royalty-free sublicense to IRI in 2011 for non-commercial research purposes. IRI’s obligations to provide additional technology licensing opportunities and services to us, and our obligation to make monthly payments to IRI, were terminated in 2012; however, our obligation to pay the 1% royalty to IRI upon sales of products licensed to us under the 1994 MD Anderson License Agreement is ongoing. This royalty obligation continues for 21 years after the later of the termination of the 1994 MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us.

IRI is controlled by Rodney Varner and IRI is owned by trusts for the benefit of Mr. Varner's descendants. Mr. Varner is currently Chairman of our board of directors, having joined our board of directors on August 15, 2012, and has been our Chief Executive Officer since August 29, 2012 and President since August 10, 2020; accordingly, in 2009 and 2011, when the above referenced agreements between IRI and Genprex were entered into, Mr. Varner was neither a member of our board of directors nor an executive officer of Genprex. When the 2011 IRI Collaboration Agreement was entered into, Mr. Varner was deemed to be an “affiliate” of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares at that time. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party.

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

Risks Related to Our Intellectual Property

If we fail to comply with obligations pursuant to our license agreements, we could lose intellectual property and other rights that are important to our business; if we fail to obtain licenses to advance our research and development that may be required we may be unable to develop the affected product exclusively, on acceptable terms or at all.

Pursuant to the 1994 MD Anderson License Agreement and subsequent Amendments thereto, as well as the 2020 MD Anderson License Agreement, we hold worldwide, exclusive license rights to certain inventions covering the therapeutic use of TUSC2 and other genes and polypeptides that have been shown to have cancer fighting properties, as well as a number of related technologies. In addition, pursuant to the UP License Agreements, UP granted us a worldwide, exclusive license to certain licensed technology, and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. In addition, we expect to enter into additional license agreements in the future. Our existing and future license agreements may impose various payment and other obligations on us. If we fail to comply with our obligations under these agreements, our licensors may have the right to terminate our licenses, in which event we would not be able to market products covered by such licenses.

Moreover, in the event we need to obtain licenses from third parties to advance our research and development or allow commercialization of our product candidates, including additional technology that may be required or advisable to advance REQORSA, GPX-002, or GPX-003, we may fail to obtain any of such licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to develop or license replacement technology, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties or that we may be estopped from acquiring such rights due to prior art. Specifically, mice and NHP studies for which we have disclosed data relating to our diabetes program includes a technology to which we do not have exclusive rights, though we expect, but are not guaranteed, that we will have exclusive rights to the final product(s) developed under this program.

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

Presently we believe that we have the necessary rights to the intellectual property, through licenses or other rights from third parties to develop our product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties on reasonable terms, if at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We have in the past and may again in the future have trademark applications in the United States and/or certain other countries, and failure to secure these registrations could adversely affect our business; additionally, we may need to enforce our trademark rights against third parties and expend significant resources to enforce such rights against infringement.

We have obtained trademark registrations in the United States for GENPREX, ONCOPREX and REQORSA and we may in the future have pending trademark applications in the United States and/or certain other countries. During trademark registration proceedings, our application may be rejected. Although we would be given an opportunity to respond to the rejection of a trademark application, we may be unable to overcome such rejection. In addition, with respect to the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademark, and our trademark may not survive such proceedings. Additionally, we may need to enforce our trademark rights against third parties and expend significant additional resources to enforce such rights against infringement. Moreover, any name we propose to use with our current and potential product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

As of March 15, 2023, we had 28 total employees, all of which were full-time. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our clinical trial management, product development, manufacturing, regulatory, and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. We may not be able to attract or retain qualified personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

We are highly dependent on the development, manufacturing, regulatory, commercialization and business development expertise of our management team, key employees and consultants. Any of our executive officers or key employees or consultants may terminate their employment or engagement with us at any time. If we lose one or more of our executive officers or key employees or consultants, our ability to implement our business strategy successfully could be seriously harmed. Replacing executive officers, key employees and consultants may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire and retain employees and consultants from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel and consultants. Our failure to retain key personnel or consultants could materially harm our business.

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

The market price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	inability to obtain additional funding;
●	adverse results or delays in preclinical or clinical trials;
● ●	reports of adverse events in other gene therapy products or clinical trials of such products; manufacturing and supply issues related to our existing or future products;
●	any delay in filing an IND or BLA for our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or BLA;
●	failure to develop successfully and commercialize our product candidates;
●	failure to maintain our existing strategic collaborations or enter into new collaborations;
●	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
●	changes in laws or regulations applicable to our products and product candidates;
●	inability to obtain adequate product supply for our product candidates or inability to do so at acceptable prices;
●	adverse regulatory decisions;
●	introduction of new products, services or technologies by our competitors;
●	failure to meet or exceed financial projections we may provide to the public;
●	failure to meet or exceed the financial projections of the investment community;
●	the perception of the pharmaceutical and biotechnology industries by the public, legislatures, regulators and the investment community;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partners or our competitors;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	significant lawsuits, including patent or stockholder litigation;
●	changes in the market valuations of similar companies;
●	sales of our common stock by us or our stockholders;
●	trading volume of our common stock;
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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2022 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to remediate this material weakness or maintain effective internal control over financial reporting, this could result in a material misstatement in our consolidated financial statements and a failure to meet our reporting and financial obligations, which could have a material adverse effect on our business.

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

We are currently an emerging growth company and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are currently an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We expect that our eligibility to qualify as an “emerging growth company” will end on December 31, 2023, the last day of our fiscal year following the fifth anniversary of the date of our initial public offering.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2022, we had outstanding options to purchase an aggregate of 11,374,327 shares of our common stock at a weighted average exercise price of $3.08 per share and warrants to purchase an aggregate of 2,131,111 shares of our common stock at a weighted average exercise price of $4.34 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment, even if there is no relationship between such sales and the performance of our business.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. We may sell a substantial number of shares of our common stock pursuant to our existing Equity Distribution Agreement with JMP Securities, pursuant to which we have the discretion to deliver placement notices to JMP Securities at any time throughout the term of the Equity Distribution Agreement covering shares of our common stock up to the aggregate offering price of $50 million; pursuant to such agreement, we have the discretion, subject to market demand, to vary the timing, prices, and quantity of shares sold, and there is no minimum or maximum sales price.  Any sales of equity securities, whether pursuant to our Equity Distribution Agreement or otherwise, may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 15, 2023. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

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

Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain an exclusive forum provision with respect to certain actions which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, new variants of the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, supply chain weaknesses, instability in the global credit markets, severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability, instability in the geopolitical environment, the Russian invasion of the Ukraine and other political tensions, and foreign governmental debt concerns. More recently, the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or the FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of market participants to access near-term working capital needs, and create additional market and economic uncertainty.  There can be no assurance that any such continuing or future credit and financial market instability, liquidity shortages and a deterioration in confidence in economic conditions will not occur.  Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which could adversely affect our business, financial condition or results of operations.  If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

Holders of Record

As of March 15, 2023, there were approximately 145 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

For the year ended December 31, 2022, we issued and sold the following unregistered securities:

1)	On October 1, 2022, we issued an aggregate of 5,000 shares of our common stock to a consultant in consideration of services during the three months ended December 31, 2022.

2)	On December 5, 2022, we issued an aggregate of 76,752 shares of our common stock to a consultant in consideration of services.

3)	On December 20, 2022, we issued a warrant to purchase up to 3,000 shares of our common stock at an exercise price of $5.00 per share to a consultant in consideration for services.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 6. [Reserved]

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

Overview

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. Our oncology platform utilizes our non-viral ONCOPREX® Nanoparticle Delivery System. Using this system, plasmids containing tumor suppressor genes, which are deleted early in the development of cancer, are encapsulated within lipid nanoparticles and administered intravenously to the patient to re-express the deleted tumor suppressor genes. Our diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, our technology is believed to work by replenishing and rejuvenating the beta cells that make insulin.

Oncology Platform

Our lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with top-selling cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). The active agent in REQORSA is a plasmid that expresses a tumor suppressor gene named TUSC2. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has been shown to be complementary with targeted drugs and immunotherapies. We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, and that it can improve on current therapies.

Acclaim – 1: We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. In August 2022, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved escalating the dose from 0.06 mg/kg in the first cohort of patients to 0.09 mg/kg in the second cohort of patients and in December 2022, the SRC approved escalating the dose from 0.09 mg/kg in the second cohort to 0.12 mg/kg in the third and final cohort. We are thus enrolling and treating patients at the 0.12 mg/kg dose level. We expect enrollment in the dose escalation portion of the study to be completed in the next several days following the filing of this Annual Report. After completion of enrollment and cycle one of treatment for the remaining untreated patients, the Acclaim-1 SRC will meet and establish the maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D"). We will then proceed into the dose expansion portion of the study. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim – 2: We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-2 clinical trial. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to the Acclaim-2 Safety Review Committee approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the study by making the trial more attractive to a wider variety of investigators. We expect enrollment in the dose escalation portion of the study to be completed by the end of 2023. We will then evaluate patients in the dose expansion portion of the study at the MTD or RP2D. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

The dose expansion portion of Acclaim-2 is a Phase 2 study and the dose expansion portion of Acclaim-1 will be considered a Phase 2 study upon the filing with the FDA of an upcoming protocol amendment. The dose expansion provides us the advantage of early insight into drug effectiveness in defined and distinct patient populations at the MTD or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the dose expansion portions of each study.

Acclaim – 3: In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. We expect to dose the first patient in Acclaim-3 by the end of the third quarter of 2023. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced.

The TUSC2 gene is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson"). We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates. In August 2022, we entered into a sponsored research agreement with MD Anderson to support further pre-clinical studies of TUSC2 and other tumor suppressor genes.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct. In August 2022, we entered into a one-year sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a non-human primate (“NHP”) model in Type 2 diabetes and we expect data from this study to be reported by the end of 2023. In February 2023, the Company’s research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Although we are currently an emerging growth company, we have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies. We have implemented all new accounting pronouncements that are in effect and may affect our financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that would have a material impact on our financial position or results of operations.

Notwithstanding the foregoing, subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions, including, without limitation, the exemption from the requirements (i) to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, and (ii) to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We expect that our eligibility to qualify as an “emerging growth company” will end on December 31, 2023, the last day of our fiscal year following the fifth anniversary of the date of our initial public offering.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to December 31, 2022. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

We expect our research and development expenses to increase in the future as we continue to advance our current clinical trials, and advance additional current and future product candidates into and through clinical trials, as we pursue regulatory approval of our current and potential product candidates in the United States and Europe, and as we expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability, and limited contracted partners. We may never succeed in achieving regulatory approval for any of our current or future product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

General and administrative. General and administrative expense consists of personnel related costs, which include salaries, as well as the costs of professional services, such as accounting and legal, travel, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase in future periods due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations, legal, information technology, and other costs associated with being a public company.

Depreciation. Depreciation expense consists of depreciation from our fixed assets consisting of our property, equipment, and furniture. We depreciate our assets over their estimated useful life. We estimate furniture and computer and office equipment to have a five-year life.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following summarizes our results of operations for the years ended December 31, 2022 and 2021.

Research and Development Expense. Research and development ("R&D") expense was $11,510,074 for the year ended December 31, 2022 as compared to $8,970,865 for the year ended December 31, 2021. This increase of $2,539,209, or 28%, is primarily due to (i) advancements and expansions in our manufacturing programs, including manufacturing and testing of our drug product, for our Acclaim-1 and Acclaim-2 clinical trials, (ii) increased usage of third-parties, including CROs, to manage and maintain our Acclaim-1 and Acclaim-2 clinical trials, and (iii) increase in R&D personnel to support our manufacturing and pre-clinical and clinical programs.

General and Administrative Expense. General and administrative ("G&A") expense for the year ended December 31, 2022 was $12,295,070 as compared to $11,676,703 for the year ended December 31, 2021. The increase of $618,367, or 5% is primarily due to an increase in G&A headcount and associated accruals from 7 full-time G&A employees on December 31, 2021 to 10 full-time G&A employees on December 31, 2022.

Interest Income. Interest income was $90,098 and $5,133 for the years ended December 31, 2022 and 2021, respectively. This increase of $84,965 was primarily due to changes in balances and a significant increase in interest rates of our money market instruments for the year ended December 31, 2022 as compared to the prior year.

Interest Expense. There was no interest expense for the years ended December 31, 2022 and 2021 because we satisfied all debt obligations and repaid all short-term loans prior to 2019. As of December 31, 2022, we had no outstanding debt.

Depreciation Expense. Depreciation expense was $25,575 and $22,534 for the years ended December 31, 2022 and 2021, respectively. The increase of $3,041, or 13%, in depreciation was primarily due to the timing of purchases of computer equipment for new employees.

Net Loss.  We had a net loss of $23,740,621, for the fiscal year ended December 31, 2022 compared to a net loss of $20,664,969 for the fiscal year ended December 31, 2021. The increase of 3,075,652, or 15%, in net loss was primarily due to the expansion of our personnel and our clinical and manufacturing programs to support our Acclaim-1 and Acclaim-2 clinical trials.

Liquidity and Capital Resources

From inception through December 31, 2022, we have never generated revenue from product sales and have incurred net losses in each year. As of December 31, 2022, we had an accumulated deficit of $102,827,819. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2021, we sold an aggregate of 4,000,000 shares of common stock for total net proceeds of $23,192,500 pursuant to registered direct offerings and issued 670,889 shares of common stock with gross proceeds of $677,912 from warrant and option exercises. For the year ended December 31, 2022, we sold an aggregate of 3,886 shares of common stock for total net proceeds of $4,532 pursuant to our ATM facility as governed by the Equity Distribution Agreement (as further described below) and issued 116,973 shares of common stock upon the exercise of options for gross proceeds of $1,755.

On November 18, 2022, we entered into our Equity Distribution Agreement with JMP Securities as Agent, with respect to an at-the-market offering program (our “ATM”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agent. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any shares sold through the Agent under the Equity Distribution Agreement, and also have provided the Agent with customary indemnification and contribution rights. As of December 31, 2022 we had sold 3,886 shares of our common stock for net proceeds to us totaling $4,532. During January 2023, we issued an additional 53,592 shares of company stock for aggregate net proceeds of $78,355 under the 2022 ATM facility.

As of December 31, 2022, we had $20,954,069 in cash. Subsequent to year-end 2022, on March 1, 2023, we raised approximately $3.6 million in net proceeds in a registered direct offering pursuant to which we sold 3,809,524 shares of common stock and a like number of warrants.  See “Note 10 – Subsequent Events – March 2023 Registered Direct Offering” to the Financial Statements included in this Annual Report on Form 10-K.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1, Acclaim-2, and Acclaim-3 clinical trials (of which Acclaim-1 and Acclaim-2 are currently enrolling) and completing pre-clinical work and conducting clinical trials for our diabetes program. We expect enrollment in the Phase 1 dose escalation portion of the Acclaim-1 trial to be completed in the next several days following the filing of this Annual Report. After completion of enrollment and cycle one of treatment for the remaining untreated patients, the Acclaim-1 SRC will meet and establish the MTD or RP2D. We will then proceed into the dose expansion portion of the trial. We expect enrollment in the Phase 1 dose escalation portion of the Acclaim-2 trial to be completed by the end of 2023 after which we will move into the dose expansion portion of the trial. Enrollment in the Acclaim-3 clinical trial is expected to commence by the end of the third quarter 2023.  Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our ATM pursuant to our Equity Distribution Agreement with JMP Securities as Agent, and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into the second quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(17,778,964)	$(14,284,924)
Net cash provided (used) in investing activities	97,731	(83,796)
Net cash provided in financing activities	6,426	25,677,911
Net (decrease) increase in cash and cash equivalents	(17,674,807)	11,309,191

Short Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs.  We currently have certain fixed cash obligations with respect to development of materials used in our clinical studies and payment obligations associated with our ongoing conduct and monitoring of our Acclaim-1 and our Acclaim-2 clinical trials, and we expect that we have sufficient cash to cover these requirements. We do not expect our operations will require significant increases in our short-term cash needs.

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

Cash used in operating activities

Net cash used in operating activities was $17,778,964 and $14,284,924 for the years ended December 31, 2022 and 2021, respectively. The increase of $3,494,040, or 24%, in net cash used in operating activities in 2022 was primarily due to us increasing our headcount from 15 full-time employees on December 31, 2021 to 25 full-time employees on December 31, 2022, advancing our manufacturing programs, and the launch and continuing operations of our Acclaim-1 and Acclaim-2 clinical trials.

Cash used in investing activities

Net cash provided by investing activities was $97,731 for the year ended on December 31, 2022 and net cash used in investment activities was $83,796 for the year ended December 31, 2021. The increase in net cash provided by investing activities of $181,527, or 217%, was primarily due to greater use of R&D materials associated with testing and clinical use in our Acclaim clinical trials in the year ended December 31, 2022 compared to the year ended December 31, 2021. Changes in intellectual property and research and development supplies during this period were negligible.

Cash provided by financing activities

Net cash provided by financing activities was $6,426 and $25,677,911 for the years ended December 31, 2022 and 2021, respectively. The decrease of $25,671,485, or 100%, in net cash provided by financing activities was primarily due to the $25,000,000 registered direct offering in February 2021 and there were no comparable capital raising activities throughout the year ended December 31, 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this item.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included after Part IV of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting due to lack of segregation of duties.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2022 due to a material weakness in our internal controls due to the lack of segregation of duties.

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

During the year ended December 31, 2022 and as our operational activities increased, management determined and continues to determine that it does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to our size, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to maintain effective segregation of duties on our assessment of our internal control over financial reporting and has concluded that the control deficiency represents a material weakness.

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

During the year ended December 31, 2022, we took actions to remediate the material weakness relating to our internal controls over financial reporting including:

•

the implementation of workflow approval processes in our accounting software to further segregate duties, enhance billing accuracy, and ensure transparency and oversight from department leaders, legal, and finance;

•

the hiring of an IT consultant specialized in the evaluation and implementation of inventory management and quality systems software to ensure future implementation of systems with additional workflow and control functionality; and

•	the hiring of an associate general counsel with SEC reporting experience to assist in the review and oversight of financial reporting and disclosure controls;

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our definitive proxy statement (the “Proxy Statement”) for the 2023 annual meeting of stockholders (the “Annual Meeting”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022.

We have adopted a written Code of Business Conduct and Ethics, or Ethics Code, that applies to all of our officers, directors and employees. The Ethics Code is available on our website at www.genprex.com/investors/corporate-governance. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Ethics Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of the SEC’s Regulation S-K, by posting such information on our website, www.genprex.com.

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

4.4		Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on May 10, 2018.

4.5		Warrant Agreement, dated July 27, 2018, issued to Cancer Revolution, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.6		Warrant Agreement, dated July 27, 2018, issued to Inception Capital Management, LLC, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.7		Warrant Agreement, dated July 27, 2018, issued to Cancer Biotech, LLC, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.8		Form of Warrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

4.9		Warrant Agreement, dated April 24, 2020, issued to Cancer Revolution LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 28, 2020.

4.10		Warrant Agreement, dated August 10, 2020, issued to Capital City Technical Consulting, Inc., incorporated by reference to Exhibit 4.11 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

4.11		Amended and Restated Warrant Agreement, dated August 10, 2020, issued to DABS Advanced Biotech Solutions, LLC., incorporated by reference to Exhibit 4.12 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

4.12		Amended and Restated Warrant Agreement, dated August 10, 2020, issued to DABS Advanced Biotech Solutions, LLC., incorporated by reference to Exhibit 4.13 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

4.13		Form of Securities Purchase Agreement, dated February 8, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 9, 2021.

4.14		Warrant Agreement, dated February 10, 2021, issued to Bear Creek Capital LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2021.

4.15		Form of Warrant Agreement, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021.

4.16		Warrant Agreement, dated as of July 1, 2022, issued to Bear Creek LLC, incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2022.

4.17		Form of Warrant, dated March 1, 2023, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on February 27, 2023.

4.18	*	Description of Registrant's Securities.

10.1	+

Form of Indemnity Agreement, by and between the Company and its directors and officers, dated as of May 17, 2022, incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed on August 12, 2022.

Exhibit Number		Description of Exhibit
10.2	+	Registrant’s 2009 Equity Incentive Plan, including Form of Notice of Stock Option Grant, and Form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.3	+	Genprex, Inc. 2018 Equity Incentive Plan, dated April 3, 2018, including Form of Notice of Stock Option Grant, Form of Option Agreement, and Form of Notice of Exercise thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.4	+	Genprex, Inc. 2018 Employee Stock Purchase Plan, dated April 3, 2018, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.5	+	Genprex, Inc. Non-Employee Director Compensation Policy, dated November 2, 2018, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 8, 2018.

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

Exhibit Number		Description of Exhibit
10.17		Form of Registration Rights Agreement, dated May 6, 2018, incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on May 10, 2018.

10.18	+

Consulting Agreement, dated August 13, 2018, by and between the Registrant and Viet Ly, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018.

10.19		Form of Securities Purchase Agreement, dated November 20, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

10.20		Exclusive License Agreement, dated February 11, 2020, by and between the Registrant and the University of Pittsburgh – Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2020.

10.21		Form of Securities Purchase Agreement, dated February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2020.

10.22	+	Executive Employment Agreement, dated March 12, 2020, by and between the Registrant and Catherine Vaczy, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 23, 2020.

10.23	+	Executive Employment Agreement, dated March 12, 2020, by and between the Registrant and Michael Redman, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 23, 2020.

10.24	++	Amendment No. 1 to Patent and Technology License Agreement, dated March 3, 2021, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

10.25	+	First Amendment to Executive Employment Agreement, dated March 24, 2021, by and between the Registrant and Catherine Vaczy, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 25, 2021.

10.26	+	First Amendment to Executive Employment Agreement, dated March 24, 2021, by and between the Registrant and Michael Redman, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 25, 2021.

10.27	+	Offer Letter, dated September 27, 2021, by and between the Registrant and Mark S. Berger, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 28, 2021.

10.28	+	Offer Letter dated September 27, 2021, by and between the Registrant and Hemant Kumar, PhD, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on September 28, 2021.

10.29	++	First Amendment to Exclusive License Agreement, dated August 17, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on August 22, 2022.

Exhibit Number		Description of Exhibit
10.30		Equity Distribution Agreement, dated November 18, 2022, by and between Genprex, Inc. and JMP Securities LLC, incorporated by reference to Exhibit 1.1 of the Registrant's Current Report on Form 8-K filed on November 18, 2022.

10.31	++	Exclusive License Agreement, dated November 22, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on November 28, 2022.

10.32	++	Exclusive License Agreement, dated December 29, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on January 5, 2023.

10.33		Form of Securities Purchase Agreement, dated March 1, 2023, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 27, 2023.

23.1	*	Consent of Daskzal Bolton LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document.

104	*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
++	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.

Date: March 31, 2023	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Rodney Varner	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2023
J. Rodney Varner	(Principal Executive Officer)

/s/ Ryan M. Confer	Chief Financial Officer	March 31, 2023
Ryan M. Confer	(Principal Financial and Accounting Officer)

/s/ Brent Longnecker	Member of the Board of Directors	March 31, 2023
Brent Longnecker

/s/ Jose Antonio Moreno Toscano	Member of the Board of Directors	March 31, 2023
Jose Antonio Moreno Toscano

/s/ Will R. Wilson, Jr.	Member of the Board of Directors	March 31, 2023
Will R. Wilson, Jr.

GENPREX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Genprex, Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genprex, Inc. (the “Company”) at December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2, the accompanying financial statements at and for the year ended December 31, 2021 have been revised.

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

Boca Raton, FL

March 31, 2023

Genprex, Inc.

Balance Sheets

	Year Ended
	December 31,
	2022	2021 (Revised)
Assets
Current assets:
Cash	$20,954,069	$38,628,876
Accounts receivable	34,852	—
Prepaid expenses and other	484,224	511,348
Total current assets	21,473,145	39,140,224
Property and equipment, net	23,032	48,608
Other assets:
Security deposits	21,818	8,691
Supplies	2,864,937	3,022,403
Intellectual property, net	702,095	642,360
Total other assets	3,588,850	3,673,454
Total assets	$25,085,027	$42,862,286
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$442,925	$973,195
Other current liabilities	2,367,362	612,100
Total current liabilities	2,810,287	1,585,295
Stockholders' equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 48,105,962 and 47,874,708 shares issued and outstanding, respectively	48,106	47,874
Additional paid-in capital	125,054,453	120,316,315
Accumulated deficit	(102,827,819)	(79,087,198)
Total stockholders' equity	22,274,740	41,276,991
Total liabilities and stockholders' equity	$25,085,027	$42,862,286

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Operations

	Year Ended
	December 31,
	2022	2021 (Revised)
Revenues	$—	$—
Cost and expenses:
Depreciation	25,575	22,534
Research and development	11,510,074	8,970,865
General and administrative	12,295,070	11,676,703
Total costs and expenses	23,830,719	20,670,102
Operating loss	(23,830,719)	(20,670,102)
Interest income	90,098	5,133
Net loss	$(23,740,621)	$(20,664,969)
Net loss per share — basic and diluted	$(0.50)	$(0.44)
Weighted average number of common shares — basic and diluted	47,952,100	47,097,251

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2020	43,117,681	$43,118	$89,295,601	$(58,422,229)	$30,916,490
Issuance of stock for cash	4,670,889	4,670	25,673,241	—	25,677,911
Issuance of stock for services	86,138	86	155,959	—	156,045
Share based compensation	—	—	5,191,514	—	5,191,514
Net loss	—	—	—	(20,664,969)	(20,664,969)
Balance at December 31, 2021	47,874,708	$47,874	$120,316,315	$(79,087,198)	$41,276,991
Issuance of stock for cash	120,859	121	6,305	—	6,426
Issuance of stock for services	110,395	111	163,121	—	163,232
Share based compensation	—	—	4,568,712	—	4,568,712
Net loss	—	—	—	(23,740,621)	(23,740,621)
Balance at December 31, 2022	48,105,962	$48,106	$125,054,453	$(102,827,819)	$22,274,740

See accompanying notes to the financial statements

Genprex, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(23,740,621)	$(20,664,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,575	22,534
Share based compensation	4,731,944	5,347,559
Changes in operating assets and liabilities:
Accounts receivable	(34,852)	127
Prepaid expenses and other	27,125	(126,795)
Deposits	(13,127)	2,050
Accounts payable	(530,269)	780,226
Other current liabilities	1,755,262	354,344
Net cash used in operating activities	(17,778,964)	(14,284,924)
Cash flows from investing activities:
Additions to property and equipment	—	(31,700)
Additions to intellectual property	(59,735)	(40,735)
Reductions (additions) to research and development supplies	157,465	(11,361)
Net cash provided by (used in) investing activities	97,731	(83,796)
Cash flows from financing activities:
Proceeds from issuances of common stock	6,426	25,677,911
Net cash provided by financing activities	6,426	25,677,911
Net (decrease) increase in cash and cash equivalents	(17,674,807)	11,309,191
Cash, beginning of year	38,628,876	27,319,685
Cash, end of year	$20,954,069	$38,628,876

See accompanying notes to the financial statements

Genprex, Inc.

Notes to Financial Statements

Note 1 – Description of Business and Basis of Presentation

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. Our oncology platform utilizes our non-viral ONCOPREX® Nanoparticle Delivery System. Using this system, plasmids containing tumor suppressor genes, which are deleted early in the development of cancer, are encapsulated within lipid nanoparticles and administered intravenously to the patient to re-express the deleted tumor suppressor genes. Our diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, our technology is believed to work by replenishing and rejuvenating the beta cells that make insulin.

Oncology Platform

Our lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with top selling cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). The active agent in REQORSA is a plasmid that expresses a tumor suppressor gene named TUSC2. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. REQORSA has been shown to be complementary with targeted drugs and immunotherapies. We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, and that it can improve on current therapies.

Acclaim – 1: We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca PLC’s Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. In  August 2022, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved escalating the dose from 0.06 mg/kg in the first cohort of patients to 0.09 mg/kg in the second cohort of patients and in December 2022, the SRC approved escalating the dose from 0.09 mg/kg in the second cohort to 0.12 mg/kg in the third and final cohort. We are thus enrolling and treating patients at the 0.12 mg/kg dose level. We expect enrollment in the dose escalation portion of the study to be completed in the next several days following the filing of this Annual Report. After completion of enrollment and cycle one of treatment for the remaining untreated patients, the Acclaim-1 SRC will meet and establish the maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D"). We will then proceed into the dose expansion portion of the study. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim – 2: We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-2 clinical trial. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to the Acclaim-2 Safety Review Committee approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the study by making the trial more attractive to a wider variety of investigators. We expect enrollment in the dose escalation portion of the study to be completed by the end of 2023. We will then evaluate patients in the dose expansion portion of the study at the MTD or RP2D. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

The dose expansion portion of Acclaim-2 is a Phase 2 study and the dose expansion portion of Acclaim-1 will be considered a Phase 2 study upon the filing with the FDA of an upcoming protocol amendment. The dose expansion provides us the advantage of early insight into drug effectiveness in defined and distinct patient populations at the MTD or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the dose expansion portions of each study.

Acclaim – 3: In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. We expect to dose the first patient in Acclaim-3 by the end of the third quarter of 2023. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced.

The TUSC2 gene is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center ("MD Anderson"). We believe that our ONCOPREX Nanoparticle Delivery System allows for delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and are in early stages of discovery programs to identify early-stage candidates. In August 2022, we entered into a sponsored research agreement with MD Anderson to support further pre-clinical studies of TUSC2 and other tumor suppressor genes.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct. In August 2022, we entered into a one-year sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a non-human primate (“NHP”) model in Type 2 diabetes and we expect data from this study to be reported by the end of 2023. In February 2023, the Company’s research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline.

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

Note 2 – Summary of Significant Accounting Policies

Our financial statements have been prepared in accordance with GAAP.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. The results of operations for any interim periods are not necessarily indicative of results to be expected for the full year. A summary of our significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Correction of Immaterial Error

Subsequent to the issuance of the Company's 2021 financial statements on March 30, 2022, management discovered that it did not recognize share-based compensation expense over the service periods for awards with cliff-vesting provisions. The following table summarizes the impacts of this error correction on the Company's financial statements for 2021.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact did not materially misstate previously issued financial statements. Although the Company concluded that the misstatement was not material to its previously issued financial statements, the Company has determined it is appropriate to adjust its previously issued financial statements to correct for the error in the context of comparative financial statements. The following are the relevant line items from the Company’s financial statements which illustrate the effect of the corrections to the period presented:

	December 31, 2021
Balance Sheet	As Previously Reported	Adjusted	As Revised

Total assets	42,862,286	-	42,862,286

Total liabilities	1,585,295	-	1,585,295

Common stock	47,874	-	47,874
Additional paid-in capital	119,246,970	1,069,345	120,316,315
Accumulated deficit	(78,017,853)	(1,069,345)	(79,087,198)
Total stockholders' equity	41,276,991	-	41,276,991

	For the Year ended December 31, 2021
Statement of Operations	As Previously Reported	Adjusted	As Revised

Revenues	-	-	-

Depreciation	22,534		22,534
Research and development	8,607,751	363,114	8,970,865
General and administrative	10,970,472	706,231	11,676,703
Total costs and expenses	19,600,757	1,069,345	20,670,102
Operating loss	(19,600,757)	(1,069,345)	(20,670,102)
Interest income	5,133	-	5,133
Net Loss	(19,595,624)	(1,069,345)	(20,664,969)
Loss per share	(0.42)	(0.02)	(0.44)
Weighted average common shares outstanding	47,097,251		47,097,251

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

Cash

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have no cash equivalents, and had $20,679,538 and $38,392,885 in excess of FDIC insured limits of $250,000 at December 31, 2022 and December 31, 2021 respectively.

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

Research and development supplies purchased and capitalized for future use were $2,864,937 and $3,022,403 at December 31, 2022 and December 31, 2021, respectively.

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

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2022 and December 31, 2021, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after December 31, 2022 are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3 – Intellectual Property

We own or have exclusive license agreements on 15 granted patents and 24 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

University of Pittsburgh

On February 11, 2020, we entered into an exclusive license agreement with the University of Pittsburgh for patented gene therapy technologies relating to the potential treatment of Type 1 and Type 2 diabetes. This license was first amended on August 17, 2022, to extend the milestone related to the filing of a new investigational drug ("IND") application. This license was amended again on November 3, 2022, to include a new licensed glucagon promoter technology related to Type 1 diabetes and set FDA and clinical milestones related to the glucagon technology.

On November 22, 2022, we entered into an exclusive license agreement with the University of Pittsburgh relating to the transformation of macrophages enabling them to reduce autoimmunity activity in Type 1 diabetes.

On December 29, 2022, we entered into an exclusive license agreement with the University of Pittsburgh relating to the use of an insulin promoter in combination with our existing gene therapy, including the Pdx1 and MafA transcription factors, as a potential treatment for Type 2 diabetes.

The University of Texas MD Anderson Cancer Center

On May 4, 2020, we entered into an exclusive worldwide license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson relating to a portfolio of patent applications and related technology for the treatment of cancer using our lead drug candidate and immunotherapies.

Note 4 – Equity

Registered Direct Offerings

On February 10, 2021, we completed a registered direct offering in which we sold to investors an aggregate of 4,000,000 shares of our common stock at $6.25 per share. We received net proceeds of approximately $23.2 million after commissions and expenses.

See “Note 10 – Subsequent Events – March 2023 Registered Direct Offering” for a description of the Company’s registered direct offering of shares and warrants in March 2023 resulting in net proceeds of approximately $3.6 million.

At-The Market Offering

On November 18, 2022, we entered into an Equity Distribution Agreement with JMP Securities LLC ("JMP Securities") pursuant to which we  may sell from time to time, at our option, shares of our common stock through JMP Securities, as sales agent (the "2022 ATM Facility"), up to an aggregate offering price of $50 million. Sales of the shares were, and if any future sales, will be made under the our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-239134), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We will pay JMP Securities a commission of 3.0% of the gross proceeds from the sale of the shares. During the year ended December 31, 2022, we sold 3,886 shares for aggregate net proceeds of $4,532 under the 2022 ATM Facility.

Stock Issuances

During the year ended December 31, 2022, we issued (i) 20,000 shares of common stock for services provided to us valued at $42,400 to the Chairman of our Scientific Advisory Board, (ii) 13,643 shares of common stock upon the exercise of warrants on a cashless basis, (iii) 116,973 shares of common stock upon the exercise of options by an executive, and (iv) 76,752 shares of common stock for services provided to us, valued at $99,010, to consultants.

During the year ended December 31, 2021, we issued (i) 670,889 shares of common stock from the exercise of options for cash proceeds of $677,912, and (ii) 86,138 shares of common stock for services provided to us, valued at $154,648, to consultants.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share, none of which are outstanding as of December 31, 2022.

Common Stock

We are authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share, all of which is voting common stock. There were 48,105,962 shares of common stock outstanding at December 31, 2022.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the years ended  December 31, 2022 and 2021 respectively are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at January 1, 2021	2,154,747	$4.37
Issued	50,000	5.29
Cancelled or expired	—	—
Exercised	—	—
Outstanding at December 31, 2021	2,204,747	$4.39
Issued	103,000	1.54
Cancelled or expired	146,326	3.79
Exercised	13,643	0.50
Outstanding at December 31, 2022	2,147,778	$4.32
Exercisable at December 31, 2022	1,901,945	$4.59

During the year ended December 31, 2022, we issued (i) a warrant to purchase up to 50,000 shares of common stock to a service provider at an exercise price of $1.38 per share, the fair market value of a share of common stock on the date of issuance, (ii) a warrant to purchase up to 50,000 shares of common stock to a service provider at an exercise price of $1.49 per share, the fair market value of a share of common stock on the date of issuance, (iii) a warrant, previously accounted as a warrant issuable to a consultant in consideration of services provided at our IPO, to purchase up to 3,000 shares of common stock at an exercise price of $5.00 per share, the fair market value of a share of common stock at our IPO, and (iv) we issued 13,643 shares of common stock to a placement agent associated with a registered direct offering in November 2019 upon the exercise of warrants on a cashless basis. During the year ended  December 31, 2022, we recorded share-based compensation of $55,612 associated with the vesting of warrants. We expect to record $90,689 of share-based compensation for time-based vesting over the next year and another $300,000 of share-based compensation based on performance-based vesting.

In the year ended  December 31, 2021, we issued (i) a warrant to purchase up to 25,000 shares of common stock to a service provider at an exercise price of $7.22 per share, the fair market value of a share of common stock on the date of issuance and (ii) a warrant to purchase up to 25,000 shares of common stock to a service provider at an exercise price of $3.36 per share, the fair market value of a share of common stock on the date of issuance. During the year ended  December 31, 2021, we recorded share-based compensation of $200,282 associated with the vesting of warrants.

2018 Equity Incentive Plan

Our board of directors and stockholders have approved and adopted the Company’s 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the completion of the IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options that are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and performance-based cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to non-employee directors and consultants.

The number of shares of common stock reserved for issuance under the 2018 Plan automatically increase on January 1 of each year, beginning January 1, 2019 by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board or a committee appointed to administer the 2018 Plan. On January 1, 2021 and 2022, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 2,155,884 and 2,393,735 shares, respectively. As of December 31, 2022, a total of 481,772 shares of common stock remain available for issuance for future awards under the 2018 Plan.

2018 Employee Stock Purchase Plan

Our board of directors and stockholders approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to our employees. The ESPP authorizes the issuance of 208,050 shares of our common stock pursuant to purchase rights that may be granted to our eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2022.

Stock Options

As of December 31, 2022, we had outstanding stock options to purchase 11,374,327 shares of common stock that have been granted to various executives, employees, directors, and independent contractors, including outstanding stock options to purchase 950,000 shares of common stock issued as inducement grants, outside of the 2018 plan, associated with the hiring of new executives in 2021. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of our common stock at exercise prices ranging from $0.298 to $9.80 per share. The per-share fair values of these options range from $0.24 to $7.93, based on Black-Scholes-Merton pricing models with the following assumptions:

Expected term (in years):	10
Risk-free rate:	0.07% – 4.77%
Volatility:	75.98% – 88.38%
Dividend yield:	0%

In the year ended  December 31, 2022, we (i) granted stock options to purchase an aggregate of 2,983,666 shares of our common stock with exercise prices ranging from $1.27 to $3.50 per share to executives and employees, (ii) cancelled options to purchase 66,667 shares of common stock at exercise prices ranging from $2.00 to $3.66 per share in connection with the termination of certain employees, and (iii) issued 116,973 shares of our common stock upon the exercise of options held by an executive with an exercise price of $0.02 per share.

In the year ended  December 31, 2021, we (i) granted stock options to purchase an aggregate of 2,519,628 shares of our common stock with exercise prices ranging from $2.72 to $7.22 per share to executives, employees, board members, and consultants, (ii) cancelled options to purchase 118,507 shares of common stock with exercise prices ranging from $1.45 to $7.22 per share due to the termination of former employees, and (iii) issued 670,889 shares of our common stock upon the exercise of options held by consultants, a former board member, and a former executive, with exercise prices ranging from $0.015 to $2.15 per share.

The weighted average remaining contractual term for the outstanding options at December 31, 2022 and 2021 is 7.08 and 7.24 years, respectively.

Stock option activity for the years ended December 31, 2022 and 2021, respectively, is as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at January 1, 2021	6,844,069	$2.81
Options granted	2,519,628	4.26
Options exercised	670,889	1.01
Options expired	118,507	3.00
Outstanding at December 31, 2021	8,574,301	$3.35
Options granted	2,983,666	2.16
Options exercised	116,973	0.02
Options expired	66,667	2.55
Outstanding at December 31, 2022	11,374,327	$3.08
Exercisable at December 31, 2022	6,718,035	$3.23

Share-Based Compensation

In the year ended  December 31, 2022, our total share-based compensation was approximately $4.7 million, of which approximately $4.6 million represents the vesting of options and warrants issued to service providers, executives, employees, and board members. As of  December 31, 2022, our total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $6.5 million. We expect to record this stock-based compensation expense over the next three years using a graded vesting method. As of December 31, 2022, the weighted average term over which these expenses are expected to be recognized is 1.76 years.

As of December 31, 2022, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. Our total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

In the year ended December 31, 2021, the Company's total share-based compensation was approximately $5.4 million with approximately $5.2 million representing the vesting of options issued to service providers, employees, and board members.

Note 5 - 401(k) Savings Transactions

In 2022, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We incurred $74,281 of expense for matching contributions to the 401(k) Plan during the year ended December 31, 2022.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, our President, Chief Executive Officer and Chairman of the Board and IRI's sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, providing us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (See Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center).

Note 7 - Commitments and Contingencies

Leases

On April 16, 2018, we executed a space utilization agreement with the Board of Regents of the University of Texas System to establish and lease offices at the Dell Medical School in Austin, Texas. On March 23, 2021, we were informed by Dell Medical School that the University of Texas desired to use the space and not renew the space utilization agreement. The lease terminated on April 30, 2021, and all our employees are currently working virtually while we evaluate future space needs post the COVID-19 pandemic.

Commitments

MD Anderson

In July 2018, we entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date. This agreement expired in May 2022. In August 2022, we entered into a three-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on REQORSA and other potential product candidates in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with a projected total cost of approximately $2.9 million.

In 2011, we agreed to assume certain contractual and other obligations of IRI in consideration for the sublicense rights, expertise, and assistance associated with certain technologies and intellectual property originally licensed to another party under the 1994 License Agreement with MD Anderson (“Original MD Anderson License Agreement”). These technologies and intellectual property were later sublicensed to IRI (the “IRI Sublicense”). We also agreed to pay royalties of 1% on sales of certain licensed products for a period of 21 years following the termination of the later of the Original MD Anderson License Agreement and the IRI Sublicense. The Company assumed patent prosecution costs and an annual minimum royalty of $20,000 payable to the National Institutes of Health.

On March 3, 2021, we entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants us with a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, we agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses.

National Institutes of Health

We have a royalty obligation to the National Institutes of Health ("NIH") to be paid upon our receipt of FDA approval using NIH technology. The $240,000 contingent obligation which increases annually by $20,000 and is $340,000 as of December 31, 2022, will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

University of Pittsburgh

Pursuant to an exclusive license agreement dated February 11, 2020 by and between us and the University of Pittsburgh, amended on August 17, 2022, and amended again on  November 3, 2022, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a glucagon promoter and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights.

Pursuant to an exclusive license agreement dated November 22, 2022 by and between us and the University of Pittsburgh, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a macrophage technology and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights.

Pursuant to an exclusive license agreement dated December 29, 2022 by and between us and the University of Pittsburgh, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of an insulin promoter and gene therapy technologies to potentially treat Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights.

Contract Development and Manufacturing Organization

We entered into a three-year development services agreement in July 2022 with a contract development and manufacturing organization to manufacture GMP grade materials for use in our clinical trials with a projected total cost of approximately $2.5 million.

Contingencies

From time to time, we may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on our financial condition, results of operations or liquidity.

Note 8 - Significant Events

The COVID-19 pandemic continues to have a major impact in the U.S. and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. Through March 31, 2021, we had not experienced any material impact on its financial results or operations as a result of the COVID-19 pandemic. Beginning in June 2021, we experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review created by an accumulation of clinical trial protocols. We also have experienced disruptions in our supply chain regarding our manufacturing and testing operations. We continue to closely monitor the impact of the COVID-19 pandemic on its business and workforce.

Note 9 – Income Taxes

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	21%
Effect of operating losses	(21)%
0%

At December 31, 2022, we have a net operating loss carryforward of approximately $68.9 million for Federal and state purposes. This loss will be available to offset future taxable income. If not used, this carryforward will begin to expire in 2030. The deferred tax asset relating to the operating loss carryforward has been fully reserved at  December 31, 2022 and  December 31, 2021. The principal differences between the operating loss for income tax purposes and reporting purposes are shares issued for services and share-based compensation and a temporary difference in depreciation expense.

Note 10 – Subsequent Events

Reserves of 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan

On January 1, 2023, the total shares of common stock reserved under the 2018 Equity Incentive Plan increased by 2,405,298 shares. On February 16, 2023, the our Board of Directors determined that no additional shares would be reserved during the 2023 fiscal year for the 2018 Employee Stock Purchase Plan given that no shares have yet been issued under the plan.

Share Issuances

On January 1, 2023, we issued 5,000 shares of common stock to the Chairman of our Scientific Advisory Board in consideration for services. During January 2023, we issued 53,592 shares of common stock for aggregate net proceeds of $78,355 under the 2022 ATM Facility.

Option Issuances

On January 17, 2023, January 23, 2023, and January 30, 2023, we issued grants of stock options under the 2018 Equity Incentive Plan to purchase a total of 82,500 shares of common stock to new employees at the fair market value of the common stock on the date of issuance.

Warrant Issuance

On February 16, 2023, we issued a warrant to purchase up to 30,000 shares of its common stock at an exercise price of $1.65 per share to a consultant for services.

Restricted Stock Units

On February 18, 2023, our Board of Directors approved the recommendations of the Company's Compensation Committee for the grant of restricted stock units (“RSUs”) pursuant to the 2018 Equity Incentive Plan in the aggregate of 353,195 RSUs to non-executive employees. Each of these RSU grants vest in installments of 50% on the first anniversary of the date of grant and the remaining 50% on the second anniversary of the date of grant. Vested RSUs will be settled in shares of common stock on a one-to-one basis.

Executive Compensation

On February 18, 2023, our Board of Directors approved the recommendations of the Company's Compensation Committee for (i) annual incentive awards of an aggregate of $972,720 and (ii) the grant of RSUs pursuant to the 2018 Equity Incentive Plan in the aggregate of 1,560,000 RSUs to our executive officers. Each of these RSU grants vest in installments of 50% on the first anniversary of the date of grant and the remaining 50% on the second anniversary of the date of grant. Vested RSUs will be settled in shares of common stock on a one-to-one basis.

March 2023 Registered Direct Offering

On March 1, 2023, we completed a registered direct offering, in which we sold to an accredited healthcare-focused institutional investor an aggregate of 3,809,524 shares of our common stock and warrants to purchase up to 3,809,524 shares of our common stock, at a combined offering price of $1.05 per share of common stock and accompanying warrant. The warrants are exercisable immediately upon issuance, expire 5 years from the date of issuance and have an exercise price of $1.10 per share. We received net proceeds of approximately $3.6 million after commissions and estimated expenses, excluding any proceeds that may be received in the future from any exercise of the warrants.

Note 11 – Quarterly Data - Unaudited

Revised Interim Financial Information

The following tables represent amounts previously reported and revised as a result of the immaterial error associated with the accounting for share-based compensation. See Note 2 for additional information.

	As of and For the Three Months Ended March 31, 2022
Condensed Balance Sheet	As Previously Reported	Adjusted	As Revised

Total assets	39,409,431	-	39,409,431

Total liabilities	2,384,817	-	2,384,817

Common stock	47,879	-	47,879
Additional paid-in capital	120,717,072	656,678	121,373,750
Accumulated deficit	(83,740,337)	(656,678)	(84,397,015)
Total stockholders' equity	37,024,614	-	37,024,614

	As of and For the Three Months Ended June 30, 2022
Condensed Balance Sheet	As Previously Reported	Adjusted	As Revised

Total assets	34,565,123	-	34,565,123

Total liabilities	2,153,838	-	2,153,838

Common stock	47,898	-	47,898
Additional paid-in capital	121,273,050	1,251,995	122,525,045
Accumulated deficit	(88,909,663)	(1,251,995)	(90,161,658)
Total stockholders' equity	32,411,285	-	32,411,285

	As of and For the Three Months Ended September 30, 2022
Condensed Balance Sheet	As Previously Reported	Adjusted	As Revised

Total assets	29,945,826	-	29,945,826

Total liabilities	2,457,311	-	2,457,311

Common stock	48,020	-	48,020
Additional paid-in capital	122,432,935	1,311,780	123,744,715
Accumulated deficit	(94,992,440)	(1,311,780)	(96,304,220)
Total stockholders' equity	27,488,515	-	27,488,515

	As of and For the Three Months Ended March 31, 2022
Condensed Statement of Operations	As Previously Reported	Adjusted	As Revised

Revenues	-	-	-

Depreciation	6,730	-	6,730
Research and development	1,860,837	179,389	2,040,226
General and administrative	3,855,796	(592,055)	3,263,741
Total costs and expenses	5,723,363	(412,667)	5,310,696
Operating (loss) gain	(5,723,363)	412,667	(5,310,696)
Interest income	879	-	879
Net Loss	(5,722,484)	412,667	(5,309,817)
Loss per share	(0.12)	0.01	(0.11)
Weighted average common shares outstanding	47,879,597		47,879,597

	As of and For the Three Months Ended June 30, 2022			As of and For the Six Months Ended June 30, 2022
Condensed Statement of Operations	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised

Revenues	-	-	-	-	-	-

Depreciation	6,543	-	6,543	13,273	-	13,273
Research and development	2,737,028	189,899	2,926,927	4,597,865	369,288	4,967,153
General and administrative	2,431,499	405,417	2,836,916	6,287,295	(186,638)	6,100,657
Total costs and expenses	5,175,070	595,316	5,770,386	10,898,433	182,650	11,081,083
Operating loss	(5,175,070)	(595,316)	(5,770,386)	(10,898,433)	(182,650)	(11,081,083)
Interest income	5,744	-	5,744	6,623	-	6,623
Net Loss	(5,169,326)	(595,316)	(5,764,642)	(10,891,810)	(182,650)	(11,074,460)
Loss per share	(0.11)	(0.01)	(0.12)	(0.23)	(0.00)	(0.23)
Weighted average common shares outstanding	47,893,404		47,893,404	47,892,919		47,892,919

	As of and For the Three Months Ended September 30, 2022			As of and For the Nine Months Ended September 30, 2022
Condensed Statement of Operations	As Previously Reported	Adjusted	As Revised	As Previously Reported	Adjusted	As Revised

Revenues	-	-	-	-	-	-

Depreciation	6,224	-	6,224	19,497	-	19,497
Research and development	3,593,309	(435,578)	3,157,731	8,191,174	(66,290)	8,124,884
General and administrative	2,511,121	495,363	3,006,484	8,798,416	308,725	9,107,141
Total costs and expenses	6,110,654	59,785	6,170,439	17,009,087	242,435	17,251,522
Operating loss	(6,110,654)	(59,785)	(6,170,439)	(17,009,087)	(242,435)	(17,251,522)
Interest income	27,877	-	27,877	34,500	-	34,500
Net Loss	(6,082,777)	(59,785)	(6,142,562)	(16,974,587)	(242,435)	(17,217,022)
Loss per share	(0.13)	(0.00)	(0.13)	(0.35)	(0.01)	(0.36)
Weighted average common shares outstanding	47,984,724		47,984,724	47,919,626		47,919,626