Form 10-Q
period 2023-03-31
Genprex, Inc.
filed 2023-05-22
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 10, 2023, the registrant had 51,979,078 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genprex, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$18,082,785	$20,954,069
Accounts receivable	—	34,852
Prepaid expenses and other	$1,859,341	$484,224
Total current assets	$19,942,126	$21,473,145
Property and equipment, net	$19,016	$23,032
Other assets:
Security deposits	$21,818	$21,818
Supplies	$2,615,396	$2,864,937
Intellectual property, net	$721,722	$702,095
Total other assets	$3,358,936	$3,588,850
Total assets	$23,320,078	$25,085,027
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,212,254	$442,925
Other current liabilities	$2,622,963	$2,367,362
Total current liabilities	$4,835,217	$2,810,287
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 51,974,078 and 48,105,962 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively	$51,974	$48,106
Additional paid-in capital	$130,463,480	$125,054,453
Accumulated deficit	$(112,030,593)	$(102,827,819)
Total stockholders’ equity	$18,484,861	$22,274,740
Total liabilities and stockholders’ equity	$23,320,078	$25,085,027

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cost and expenses:
Depreciation	4,016	6,730
Research and development	5,310,148	2,040,225
General and administrative	3,957,081	3,263,741
Total costs and expenses	9,271,245	5,310,696
Operating loss	(9,271,245)	(5,310,696)
Interest income	68,471	879
Net loss	(9,202,774)	(5,309,817)
Net loss per share—basic and diluted	$(0.19)	$(0.11)
Weighted average number of common shares— basic and diluted	49,471,653	47,879,597

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2021	47,874,708	$47,874	$120,316,315	$(79,087,198)	$41,276,991
Issuance of stock for services	5,000	5	17,495	—	17,500
Share-based compensation	—	—	1,039,940	—	1,039,940
Net loss	—	—	—	(5,309,817)	(5,309,817)
Balance at March 31, 2022	47,879,708	$47,879	$121,373,750	$(84,397,015)	$37,024,614

Balance at December 31, 2022	48,105,962	$48,106	$125,054,453	$(102,827,819)	$22,274,740
Issuance of stock and warrants for cash	3,863,116	3,863	4,076,917	—	4,080,780
Issuance of stock for services	5,000	5	7,945	—	7,950
Share-based compensation	—	—	1,324,165	—	1,324,165
Net loss	—	—	—	(9,202,774)	(9,202,774)
Balance at March 31, 2023	51,974,078	$51,974	$130,463,480	$(112,030,593)	$18,484,861

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,202,774)	$(5,309,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$4,016	6,730
Share-based compensation	$1,332,115	1,057,439
Changes in operating assets and liabilities:
Accounts receivable	$34,852	(32,171)
Prepaid expenses and other	$(1,375,118)	(605,561)
Research and development supplies	$249,542	12,160
Accounts payable	$1,769,329	279,783
Other current liabilities	$255,601	519,739
Net cash used in operating activities	$(6,932,437)	(4,071,698)
Cash flows from investing activities:
Additions to intellectual property	$(19,627)	(1,841)
Net cash used in investing activities	$(19,627)	$(1,841)
Cash flows from financing activities:
Proceeds from issuances of stock and warrants	$4,080,780	—
Net cash provided by financing activities	$4,080,780	—
Net decrease in cash and cash equivalents	$(2,871,284)	(4,073,539)
Cash and cash equivalents, beginning of period	$20,954,069	38,628,876
Cash and cash equivalents, end of period	$18,082,785	$34,555,337

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Unless the context requires otherwise, references to “Genprex,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Genprex, Inc. We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. Our oncology platform utilizes our non-viral ONCOPREX® Nanoparticle Delivery System. Using this system, plasmids containing tumor suppressor genes, which are deleted early in the development of cancer, are encapsulated within lipid nanoparticles and administered intravenously to the patient to re-express the deleted tumor suppressor genes. Our diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, our technology is believed to work by replenishing and rejuvenating the beta cells that make insulin.

Oncology Platform

Our lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, uses the ONCOPREX Nanoparticle Delivery System to express the TUSC2 tumor suppressor gene and is initially being developed in combination with prominent cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). The active agent in REQORSA is a plasmid that expresses the TUSC2 tumor suppressor gene. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis (programmed cell death) in cancer cells, and modulates the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, and that it can improve on current therapies.

Acclaim – 1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. We have completed patient enrollment in the Phase 1 dose escalation portion of Acclaim-1. Acclaim-1 uses a combination of REQORSA and AstraZeneca's Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. We expect the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) to meet and review safety data from the 0.12 mg/kg dose group after the required safety follow-up period has taken place, and to then make recommendations on the dose to be used in the Phase 2 portion of the trial. The next portion of the Acclaim-1 trial will be the Phase 2 expansion portion, in which patients with progression after Tagrisso and patients with progression after Tagrisso and chemotherapy will be entered into two separate expansion groups. In preparation for the Phase 2 expansion portion of the trial, we are in the process of adding additional clinical sites and in May 2023 amended the protocol to clarify the control arm treatments in the Phase 2 randomized portion of the trial. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim – 2: The Acclaim-2 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. We currently are enrolling and treating patients in the Phase 1 dose escalation portion of Acclaim-2. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to the Acclaim-2 Safety Review Committee approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the randomized portion of the study. We expect enrollment in the dose escalation portion of the study to be completed by the end of 2023. We will then evaluate patients in the Phase 2 expansion portion of the study at the maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D"). The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

Acclaim – 3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. We expect to dose the first patient in Acclaim-3 by the end of the third quarter of 2023. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced.

In April 2023, at the 2023 Annual Meeting of the American Association of Cancer Researchers (AACR 2023), we presented data that we believe further validates our ONCOPREX Nanoparticle Delivery System platform. These positive pre-clinical data were reported from our University of Texas MD Anderson Cancer Center ("MD Anderson") collaborators and documented the successful delivery of a second tumor suppressor gene, the NPRL2 tumor suppressor gene. The studies used the ONCOPREX Nanoparticle Delivery System to express the NPRL2 gene in anti-PD1 resistant, metastatic human NSCLCs in humanized mouse models. We believe these studies of NPRL2 provide solid data that the ONCOPREX Nanoparticle Delivery System is a platform that can be used with multiple tumor suppressor genes.

The TUSC2 gene is one of a series of tumor suppressor genes on the short arm of Chromosome 3. The therapeutic use of TUSC2 is covered by our exclusive worldwide licenses from MD Anderson. NPRL2 is another tumor suppressor gene also located on the short arm of Chromosome 3 and we have filed for patent protection for its therapeutic use. We believe that our ONCOPREX Nanoparticle Delivery System may allow for delivery of a number of other cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. In August 2022, we entered into a three-year sponsored research agreement with MD Anderson to support further pre-clinical studies of TUSC2 and NPRL2.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical animal studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct. In August 2022, we entered into a one-year sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a non-human primate (“NHP”) model of Type 2 diabetes. We are in the process of extending this agreement and expect pre-clinical data to be reported at a medical meeting in 2024. In February 2023, our research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The study results showed the treated animals had statistically significant decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline.

Capital Requirements, Liquidity and Going Concern Considerations

Our unaudited condensed financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying unaudited condensed financial statements, we have sustained substantial losses from operations since inception and have no current source of revenue. In addition, we have used, rather than provided, cash in our operations. We expect to continue to incur significant expenditures to further clinical trials for the commercial development of our product candidates.

Management recognizes that we must obtain additional capital resources to successfully commercialize our product candidates. To date, we have received funding in the form of equity and debt, and we plan to seek additional funding in the future. However, no assurances can be given that we will be successful in raising additional capital. If we are not able to timely and successfully raise additional capital, the timing of our clinical trials, financial condition and results of operations may be materially and adversely affected. These unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities.

Note 2 - Summary of Significant Accounting Policies

Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP, and the requirements of the United States ("U.S.") Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. The December 31, 2022 condensed balance sheet was derived from the December 31, 2022 audited financial statements. They should be read in conjunction with the financial statements and notes thereto included in our 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023 (the “Form 10-K”).

The accompanying condensed financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of our condensed financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

A summary of our significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed financial statements follows.

Use of Estimates

The preparation of our unaudited condensed financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have cash equivalents in a money market account and had $17,839,772 and $20,679,538 in excess of FDIC insured limits of $250,000 at March 31, 2023 and December 31, 2022, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) options and warrants to purchase shares of common stock, and (ii) unvested restricted stock units to purchase shares of common stock granted by our board of directors but which have not been exercised totaling 19,318,924.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, money-market savings account, accounts receivable, and accounts payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

Property and Equipment

Furniture and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

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

Research and development supplies purchased and capitalized for future use were $2,615,396 and $2,864,937 at March 31, 2023 and December 31, 2022, respectively.

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

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of our intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the three months ended March 31, 2023, and the year ended December 31, 2022, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after March 31, 2023, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

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

University of Pittsburgh

On February 11, 2020, we entered into an exclusive license agreement with the University of Pittsburgh for patented gene therapy technologies relating to the potential treatment of Type 1 and Type 2 diabetes. This license was first amended on August 17, 2022, to extend the milestone related to the filing of a new investigational drug ("IND") application. This license was amended again on November 3, 2022, to include a new licensed glucagon promoter technology related to Type 1 diabetes and set FDA and clinical milestones related to the glucagon technology (See Note 7 – Commitments and Contingences – Commitments – University of Pittsburgh).

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

Note 4 - Equity

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

At-The-Market Offering

On November 18, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with JMP Securities LLC ("JMP Securities") pursuant to which we  may sell from time to time, at our option, shares of our common stock through JMP Securities, as sales agent (the "ATM Facility"), up to an aggregate offering price of $50 million. Sales of the shares pursuant to the ATM Facility were previously made under our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-239134), and future ATM Facility sales may be made, once declared effective, under our Registration Statement on Form S-3 (Reg. No. 333-271386). Additionally, under the terms of the Sales Agreement, the shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We will pay JMP Securities a commission of 3.0% of the gross proceeds from the sale of the shares. During the year ended December 31, 2022, we sold 3,886 shares of common stock for aggregate net proceeds of $4,532 under the ATM Facility. During the three months ended March 31, 2023, we sold 53,592 shares of common stock for aggregate net proceeds of $78,355 under the ATM Facility.

Stock Issuances

During the three months ended March 31, 2023, we issued 5,000 shares of common stock for services provided to us valued at $7,950 to the Chairman of our Scientific Advisory Board.

During the year ended December 31, 2022, we issued (i) 20,000 shares of common stock for services provided to us valued at $42,000 to the Chairman of our Scientific Advisory Board, (ii) 13,643 shares of common stock upon the exercise of warrants on a cashless basis, (iii) 116,973 shares of common stock upon the exercise of options by an executive, and (iv) 76,752 shares of common stock for services provided to us, valued at $99,010, to consultants.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at March 31, 2023.

Common Stock

We are authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 51,974,078 shares of our common stock outstanding at March 31, 2023.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the period and year ended March 31, 2023, and December 31, 2022, respectively, is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at December 31, 2022	2,147,778	$4.32
Warrants issued	3,839,524	1.10
Warrants cancelled or expired	38,400	6.25
Outstanding at March 31, 2023	5,948,902	$2.23
Vested or expected to vest at March 31, 2023	3,827,024	1.10
Exercisable at March 31, 2023	5,690,569	$2.23

During the three-month period ended March 31, 2023, we issued (i) a warrant to purchase up to 30,000 shares of common stock to a service provider at an exercise price of $1.65 per share, the fair market value of a share of common stock on the date of issuance, and (ii) a warrant to purchase up to 3,809,524 shares of common stock to the accredited healthcare-focused institutional investor in connection with the registered direct offering at an exercise price of $1.10 per share. During the three-month period ended March 31, 2023, we recorded share-based compensation of $2,330,318 associated with the vesting and issuance of warrants. The following assumptions were used in calculation of fair market value of warrants via Black-Scholes-Merton pricing models for the three months ended March 31, 2023:

Expected term (in years):	2.5 – 3.0
Risk-free rate:	4.99% – 5.06%
Volatility:	83.14%
Dividend yield:	0%

In the year ended  December 31, 2022, we issued (i) a warrant to purchase up to 50,000 shares of common stock to a service provider at an exercise price of $1.38 per share, the fair market value of a share of common stock on the date of issuance, (ii) a warrant to purchase up to 50,000 shares of common stock to a service provider at an exercise price of $1.49 per share, the fair market value of a share of common stock on the date of issuance, (iii) a warrant, previously accounted for as a warrant issuable to a consultant in consideration of services provided in connection with our IPO, to purchase up to 3,000 shares of common stock at an exercise price of $5.00 per share, the fair market value of a share of common stock at the time of our IPO, and (iv) 13,643 shares of common stock to a placement agent associated with a registered direct offering in November 2019 upon the exercise of warrants on a cashless basis. During the year ended December 31, 2022, we recorded share-based compensation of $55,612 associated with the vesting of warrants. We expect to record $90,689 of share-based compensation for time-based vesting over the next year and another $300,000 of share-based compensation based on performance-based vesting.

2018 Equity Incentive Plan

Our board of directors and stockholders have approved and adopted our 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the completion of our IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options that are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit ("RSU") awards, performance-based stock awards and performance-based cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to our non-employee directors and consultants.

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

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, since  January 1, 2019, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board or a committee appointed to administer the 2018 Plan.

On  January 1, 2022 and 2023, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 2,393,735 and 2,405,298 shares, respectively. As of March 31, 2023, a total of 891,375 shares of common stock remain available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

Our board of directors and stockholders approved and adopted our 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to our employees. The ESPP authorizes the issuance of 208,050 shares of our common stock pursuant to purchase rights that may be granted to our eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2023.

Stock Options

As of March 31, 2023, we had outstanding stock options to purchase 11,456,827 shares of common stock that have been granted to various executives, employees, directors, and independent contractors. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, enable the holders to purchase shares of our common stock at exercise prices ranging from $0.30 to $9.80 per share and have per-share fair values ranging from $0.24 to $7.93, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the three months ended March 31, 2023:

Expected term (in years):	6.0
Risk-free rate:	4.67% – 4.71%
Volatility:	83.14%
Dividend yield:	0%

During the three-month period ended  March 31, 2023, we granted stock options to purchase an aggregate of 82,500 shares of our common stock with exercise prices ranging from $1.30 to $1.51 per share to employees.

In the year ended  December 31, 2022, we (i) granted stock options to purchase an aggregate of 2,983,666 shares of our common stock with exercise prices ranging from $1.27 to $3.50 per share to board members, executives, employees and consultants, (ii) cancelled options to purchase 66,667 shares of common stock at exercise prices ranging from $2.00 to $3.66 per share in connection with the termination of certain employees, and (iii) issued 116,973 shares of our common stock upon the exercise of options held by an executive with an exercise price of $0.02 per share.

The weighted average remaining contractual term for the outstanding options at  March 31, 2023 and  December 31, 2022 is 6.86 and 7.08 years, respectively.

Stock option activity for the three months ended March 31, 2023, and year ended  December 31, 2022 is as follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at December 31, 2022	11,374,327	$3.08
Options granted	82,500	1.43
Outstanding at March 31, 2023	11,456,827	$3.07
Vested or expected to vest at March 31, 2023	1,288,281	3.09
Exercisable at March 31, 2023	8,139,636	$3.24

Restricted Stock Units

A summary of the RSU activity under the 2018 Plan during the three months ended March 31, 2023 is presented below. These amounts include RSUs granted to employees.

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Outstanding at December 31, 2022	—	—
Restricted stock units granted	1,913,195	1.65
Restricted stock units forfeited or cancelled	—	—
Outstanding at March 31, 2023	1,913,195	$1.65
Vested or expected to vest at March 31, 2023	—	—

Share-Based Compensation

For the three months ended March 31, 2023, our total share-based compensation was approximately $1.3 million, nearly all of which represents the vesting of options issued to executives, employees, and service providers. As of  March 31, 2023, our total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $8.8 million. We expect to record this stock-based compensation expense over the next three years using a graded vesting method. As of March 31, 2023, the weighted average term over which these expenses are expected to be recognized is 1.70 years.

As of March 31, 2023, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. Our total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We incurred $63,048 of expense for matching contributions to the 401(k) Plan during the three months ended March 31, 2023.

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

Note 7 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, we entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, we entered into a three-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with a projected total cost of approximately $2.9 million. As of March 31, 2023, we have incurred and paid approximately $480,000 toward this agreement.

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

On March 3, 2021, we entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants us a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, we agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses. As of March 31, 2023, we have incurred and paid approximately $300,000 toward this agreement.

National Institutes of Health

We have a royalty obligation to the National Institutes of Health ("NIH") to be paid upon our receipt of FDA approval using NIH technology. The $240,000 contingent obligation which increases annually by $20,000 and is $340,000 as of December 31, 2022, and March 31, 2023, and will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

University of Pittsburgh

Pursuant to an exclusive license agreement dated February 11, 2020 by and between us and the University of Pittsburgh, amended on August 17, 2022, and amended again on  November 3, 2022, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a glucagon promoter and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of March 31, 2023, we have incurred and paid approximately $110,000 toward this agreement.

Pursuant to an exclusive license agreement dated November 22, 2022 by and between us and the University of Pittsburgh, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a macrophage technology and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of March 31, 2023, we have incurred and paid approximately $25,000 toward this agreement.

Pursuant to an exclusive license agreement dated December 29, 2022 by and between us and the University of Pittsburgh, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of an insulin promoter and gene therapy technologies to potentially treat Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of March 31, 2023, we have incurred and paid approximately $25,000 toward this agreement.

Contract Development and Manufacturing Organization

We entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization to manufacture good manufacturing practices ("GMP") grade materials for use in our clinical trials with a projected total cost of approximately $4.5 million, of which approximately $1.3 million has been incurred as of March 31, 2023.

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

Note 9 - Subsequent Events

Share Issuance

On April 1, 2023, we issued 5,000 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services.

Option Issuances

On April 3, 2023, and May 15, 2023, we issued grants of stock options under the 2018 Equity Incentive Plan to purchase a total of 47,500 shares of common stock to new employees at the fair market value of the common stock on the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") together with our interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in United States ("U.S.") dollars, unless otherwise noted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. Unless the context requires otherwise, references to "Genprex," the "Company," "we," "us" or "our" in this Quarterly Report refer to Genprex, Inc. Any statements in this Quarterly Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure and statements about our current or future product candidates and their development, our beliefs regarding their preclinical or clinical profile or efficacy, and the regulatory approval process and pathway and the timing thereof, are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	Market conditions;

●	Our capital position;

●	Our ability to compete effectively and with larger and/or better-financed biotechnology and pharmaceutical companies;

●	Our uncertainty of developing marketable products;

●	Our ability to develop and commercialize our products;

●	Our ability to obtain regulatory approvals;

●	Our ability and third parties’ ability to maintain and protect intellectual property rights;

●	Our ability to raise additional future financing and possible lack of financial and other resources;

●

The effects and ultimate impact of public health crises such as the coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●	The success of our clinical trials through all phases of clinical development;

●	Our ability to conduct and complete our clinical trials in accordance with projected timelines;

●	Any delays in regulatory review and approval of our current and future product candidates;

●	Our dependence on third-party manufacturers to supply or manufacture our products;

●	Our ability to control product development costs;

●	Our ability to attract and retain key employees;

●	Our ability to enter into new strategic collaborations, licensing or other arrangements;

●	Changes in government regulation affecting product candidates that could increase our development costs;

●	Our involvement in patent, trademark and other intellectual property litigation that could be expensive and divert management’s attention;

●	The possibility that there may be no market acceptance for our products; and

●	Changes in third-party reimbursement policies which could adversely affect potential future sales of any of our products that are approved for marketing.

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

Oncology Platform

Our lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, uses the ONCOPREX Nanoparticle Delivery System to express the TUSC2 tumor suppressor gene and is initially being developed in combination with prominent cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). The active agent in REQORSA is a plasmid that expresses the TUSC2 tumor suppressor gene. REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis (programmed cell death) in cancer cells, and modulates the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. We believe REQORSA’s unique attributes position REQORSA to provide treatment for patients with NSCLC, SCLC, and possibly other cancers, and that it can improve on current therapies.

Acclaim – 1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. We have completed patient enrollment in the Phase 1 dose escalation portion of Acclaim-1. Acclaim-1 uses a combination of REQORSA and AstraZeneca's Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. We expect the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) to meet and review safety data from the 0.12 mg/kg dose group after the required safety follow-up period has taken place, and to then make recommendations on the dose to be used in the Phase 2 portion of the trial. The next portion of the Acclaim-1 trial will be the Phase 2 expansion portion, in which patients with progression after Tagrisso and patients with progression after Tagrisso and chemotherapy will be entered into two separate expansion groups. In preparation for the Phase 2 expansion portion of the trial, we are in the process of adding additional clinical sites and in May 2023 amended the protocol to clarify the control arm treatments in the Phase 2 randomized portion of the trial. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim – 2: The Acclaim-2 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. We currently are enrolling and treating patients in the Phase 1 dose escalation portion of Acclaim-2. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to the Acclaim-2 Safety Review Committee approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the randomized portion of the study. We expect enrollment in the dose escalation portion of the study to be completed by the end of 2023. We will then evaluate patients in the Phase 2 expansion portion of the study at the maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D"). The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

Acclaim – 3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. We expect to dose the first patient in Acclaim-3 by the end of the third quarter of 2023. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced.

In April 2023, at the 2023 Annual Meeting of the American Association of Cancer Researchers (AACR 2023), we presented data that we believe further validates our ONCOPREX Nanoparticle Delivery System platform. These positive pre-clinical data were reported from our University of Texas MD Anderson Cancer Center ("MD Anderson") collaborators and documented the successful delivery of a second tumor suppressor gene, the NPRL2 tumor suppressor gene. The studies used the ONCOPREX Nanoparticle Delivery System to express the NPRL2 gene in anti-PD1 resistant, metastatic human NSCLCs in humanized mouse models. We believe these studies of NPRL2 provide solid data that the ONCOPREX Nanoparticle Delivery System is a platform that can be used with multiple tumor suppressor genes.

The TUSC2 gene is one of a series of tumor suppressor genes on the short arm of Chromosome 3. The therapeutic use of TUSC2 is covered by our exclusive worldwide licenses from MD Anderson. NPRL2 is another tumor suppressor gene also located on the short arm of Chromosome 3 and we have filed for patent protection for its therapeutic use. We believe that our ONCOPREX Nanoparticle Delivery System may allow for delivery of a number of other cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer. In August 2022, we entered into a three-year sponsored research agreement with MD Anderson to support further pre-clinical studies of TUSC2 and NPRL2.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical animal studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but are distinct enough from beta cells to evade the body’s immune system. GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct. In August 2022, we entered into a one-year sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a non-human primate (“NHP”) model of Type 2 diabetes. We are in the process of extending this agreement and expect pre-clinical data to be reported at a medical meeting in 2024. In February 2023, our research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The study results showed the treated animals had statistically significant decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our interim condensed financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value based upon discounted cash flows.

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

We expect our research and development expenses to increase in the future as we advance our current and future product candidates into and through clinical trials, as we pursue regulatory approval of our current and potential product candidates in the U.S. and Europe, and as we expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability, and limited contracted partners. We may never succeed in achieving regulatory approval for any of our current or future product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

General and administrative. General and administrative expense consists of personnel related costs, which include administrative and executive salaries, as well as the costs of professional services, such as accounting and legal, travel, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase in future periods due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations, and other costs associated with being a public company.

Depreciation. Depreciation expense consists of depreciation from our fixed assets consisting of our property, equipment, and furniture. We depreciate our assets over their estimated useful life. We estimate furniture and computer and office equipment to have a five-year life.

Results of Operations

Comparison of the Three Months Ended March 31, 2023, and 2022

The following summarizes our results of operations for the three months ended March 31, 2023, and 2022.

Research and Development Expense

Research and Development ("R&D") expense for the three months ended March 31, 2023 was $5,310,148, compared to $2,040,225 for the three months ended March 31, 2022, an increase of $3,269,923, or 160%. This increase was primarily due to (i) advancements and expansions in our manufacturing programs, including testing and start-up costs associated with the transition to advanced CDMOs experienced in large scale clinical trial and commercial manufacture of gene therapies for operational efficiencies as we advance REQORSA into later stage clinical trials, (ii) increased usage of third-parties, including CROs, to manage and maintain our Acclaim-1 and Acclaim-2 clinical trials, and (iii) an increase in R&D personnel from 8 employees at March 31, 2022 to 17 full-time employees on March 31, 2023 to support our manufacturing and pre-clinical and clinical programs.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended March 31, 2023 was $3,957,081, compared to $3,263,741 for the three months ended March 31, 2022, an increase of $693,340, or 21%. This increase was primarily due to increases in G&A headcount, professional services, and share-based compensation.

Interest Income. Interest income was $68,471 and $879 for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $67,591. The increase associated with interest income for the three months ended March 31, 2023 was primarily due to cashback incentives associated with credit cards and changes in interest rates associated with the cash balances held in money market instruments.

Depreciation Expense. Depreciation expense was $4,016 and $6,730 for the three months ended March 31, 2023 and 2022, respectively, representing a decrease of $2,714, or 40%. The changes in associated depreciation expense for the three months ended March 31, 2023 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Net Loss.  We had a net loss of $9,202,774 and $5,309,817 for the three months ended March 31, 2023 and 2022, respectively, representing an increase of $3,892,958, or 73%. The increase in net loss was primarily due to an increase in headcount from 18 to 28 employees since March 31, 2022 as well as the expansion of our clinical and manufacturing programs to support our Acclaim-1 and Acclaim-2 clinical trials.

Liquidity and Capital Resources

From inception through March 31, 2023, we have never generated revenue from product sales and have incurred net losses in each year. As of March 31, 2023, we had an accumulated deficit of $112,030,593. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2022, we sold an aggregate of 3,886 shares of common stock for total net proceeds of $4,532 pursuant to our ATM Facility as governed by the Equity Distribution Agreement (as further described below) and issued 116,973 shares of common stock upon the exercise of options for gross proceeds of $1,755. During the three months ended March 31, 2023, we sold 53,592 shares of common stock for aggregate net proceeds of $78,355 pursuant to our ATM Facility and completed a registered direct offering in which we sold 3,809,524 shares of our common stock and warrants to purchase 3,809,524 shares of our common stock to an accredited healthcare-focused institutional investor for aggregate net proceeds of approximately $3.6 million. See also "Note 4 - Equity - Registered Direct Offering" to our interim condensed financial statements included in this Quarterly Report on Form 10-Q.

On November 18, 2022, we entered into our Equity Distribution Agreement (the "Sales Agreement") with JMP Securities LLC as Agent, with respect to an at-the-market offering program (our “ATM Facility”) under which we may offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million through the Agent. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any shares sold through the Agent under the Sales Agreement and also have provided the Agent with customary indemnification and contribution rights. See also "Note 4 - Equity - At-The-Market Offering" to our interim condensed financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2023, we had $18,082,785 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1, Acclaim-2, and Acclaim-3 clinical trials and completing pre-clinical work and conducting clinical trials for our diabetes program. We have completed patient enrollment in the Phase 1 dose escalation portion of Acclaim-1. We expect the Acclaim-1 SRC to meet and review safety data from the 0.12 mg/kg dose group after the required safety follow-up period has taken place, and to then make recommendations on the dose to be used in the Phase 2 portion of the trial. In preparation for the Phase 2 expansion of the trial, we are in the process of adding additional clinical sites and in May 2023 amended the protocol to clarify the control arm treatments in the Phase 2 randomized portion of the trial. We expect enrollment in the Phase 1 dose escalation portion of the Acclaim-2 trial to be completed by the end of 2023 after which we will move into the expansion portion of the trial. Enrollment in the Acclaim-3 clinical trial is expected to commence by the end of the third quarter 2023.  Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our ATM Facility pursuant to our Sales Agreement with JMP Securities as Agent, and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash and cash equivalents, we estimate that we will be able to fund our expenditure requirements for our necessary operations and expected clinical trial activities up to the second quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash and cash equivalents during the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,932,437)	$(4,071,698)
Net cash used in investing activities	(19,627)	(1,841)
Net cash provided by financing activities	4,080,780	—
Net decrease in cash and cash equivalents	$(2,871,284)	$(4,073,539)

Cash used in operating activities

Net cash used in operating activities was $6,932,437 and $4,071,698 for the three months ended March 31, 2023, and 2022, respectively, an increase of $2,860,739, or 70%. This increase was primarily due to our personnel expenses growing as a result of an increase in headcount from 18 to 28 employees as well as increases in contract manufacturing and clinical operation expenses associated with our Acclaim-1 and Acclaim-2 trials.

Cash used in investing activities

Net cash used in investing activities was $19,627 and $1,841 for the three months ended March 31, 2023, and 2022, respectively, an increase of $17,786. This increase was primarily due to timing associated with prosecution costs of our intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $4,080,780 and $0 during the three months ended March 31, 2023, and 2022, respectively. This increase of $4,080,780 was primarily due to sales of common stock in capital raising activities during the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2023.  The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended March 31, 2023, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with U.S. GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Plans

Management is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. The remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weaknesses, and include:

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

•

a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by us through controls and procedures and the monitoring of their integrity and effectiveness; and

•	additional hiring of staff and development of accounting processes and policies to further segregate accounting responsibilities.

During the quarter ended March 31, 2023, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) the continued implementation of workflow approval processes in our accounting software to further segregate duties, enhance billing accuracy, and ensure transparency and oversight from department leaders, legal, and finance; and (ii) the introduction and integration of the associate general counsel with SEC reporting experience into our internal controls over financial reporting process to assist in the review and oversight of financial reporting and disclosure controls. Subsequent to the quarter ended March 31, 2023, we are reviewing a plan to engage additional internal staff, external staff, or an advisory firm to provide support on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our financial statements.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we issued and sold the following unregistered securities:

1)	On January 1, 2023, we issued 5,000 shares of our common stock to a consultant in consideration for services during the three months ended March 31, 2023.

2)	On February 16, 2023, we issued a warrant to purchase up to 30,000 shares of our common stock at an exercise price of $1.65 per share to a consultant for services.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Form of Warrant, dated March 1, 2023, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on February 27, 2023.

10.1	Form of Securities Purchase Agreement, dated March 1, 2023, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 27, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: May 22, 2023	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)