Form 10-Q
period 2023-06-30
Genprex, Inc.
filed 2023-08-21
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 10, 2023, the registrant had 59,409,822 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Genprex, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,955,684	$20,954,069
Accounts receivable	—	34,852
Prepaid expenses and other	$2,410,425	$484,224
Total current assets	$12,366,109	$21,473,145
Property and equipment, net	$15,179	$23,032
Other non-current assets:
Security deposits	$17,154	$21,818
Supplies	$2,770,955	$2,864,937
Intellectual property, net	$741,722	$702,095
Total other assets	$3,529,831	$3,588,850
Total assets	$15,911,119	$25,085,027
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,497,979	$442,925
Other current liabilities	$2,362,267	$2,367,362
Total current liabilities	$3,860,246	$2,810,287
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 51,979,078 and 48,105,962 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively	$51,979	$48,106
Additional paid-in capital	$132,009,680	$125,054,453
Accumulated deficit	$(120,010,786)	$(102,827,819)
Total stockholders’ equity	$12,050,873	$22,274,740
Total liabilities and stockholders’ equity	$15,911,119	$25,085,027

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost and expenses:
Depreciation	3,837	6,544	7,853	13,274
Research and development	3,976,917	2,926,927	9,287,065	4,967,153
General and administrative	4,054,990	2,836,916	8,012,070	6,100,656
Total costs and expenses	8,035,744	5,770,387	17,306,988	11,081,083
Operating loss	(8,035,744)	(5,770,387)	(17,306,988)	(11,081,083)
Interest income	55,551	5,744	124,021	6,623
Net loss	(7,980,193)	(5,764,643)	(17,182,967)	(11,074,460)
Net loss per share—basic and diluted	$(0.15)	$(0.12)	$(0.34)	$(0.23)
Weighted average number of common shares— basic and diluted	51,978,968	47,893,404	50,732,237	47,886,538

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2021	47,874,708	$47,874	$120,316,315	$(79,087,198)	$41,276,991
Issuance of stock for services	5,000	5	17,495	—	17,500
Share-based compensation	—	—	1,039,940	—	1,039,940
Net loss	—	—	—	(5,309,817)	(5,309,817)
Balance at March 31, 2022	47,879,708	$47,879	$121,373,750	$(84,397,015)	$37,024,614
Issuance of stock for cash	—	—	—	—	—
Issuance of stock for services	18,643	19	17,953	—	17,972
Share based compensation	—	—	1,133,342	—	1,133,342
Net loss	—	—	—	(5,764,643)	(5,764,643)
Balance at June 30, 2022	47,898,351	$47,898	$122,525,045	$(90,161,658)	$32,411,285

Balance at December 31, 2022	48,105,962	$48,106	$125,054,453	$(102,827,819)	$22,274,740
Issuance of stock and warrants for cash	3,863,116	3,863	4,076,917	—	4,080,780
Issuance of stock for services	5,000	5	7,945	—	7,950
Share-based compensation	—	—	1,324,165	—	1,324,165
Net loss	—	—	—	(9,202,774)	(9,202,774)
Balance at March 31, 2023	51,974,078	$51,974	$130,463,480	$(112,030,593)	$18,484,861
Issuance of stock for services	5,000	5	4,395	—	4,400
Share based compensation	—	—	1,541,805	—	1,541,805
Net loss	—	—	—	(7,980,193)	(7,980,193)
Balance at June 30, 2023	51,979,078	$51,979	$132,009,680	(120,010,786)	$12,050,873

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(17,182,967)	$(11,074,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$7,853	13,274
Share-based compensation	$2,878,320	2,208,754
Changes in operating assets and liabilities:
Accounts receivable	$34,852	—
Prepaid expenses and other	$(1,921,536)	(337,762)
Research and development supplies	$93,982	69,485
Accounts payable	$1,055,054	(289,872)
Other current liabilities	$(5,096)	858,415
Net cash used in operating activities	$(15,039,538)	(8,552,166)
Cash flows from investing activities:
Additions to intellectual property	$(39,627)	(23,689)
Net cash used in investing activities	$(39,627)	$(23,689)
Cash flows from financing activities:
Proceeds from issuances of stock and warrants	$4,080,780	—
Net cash provided by financing activities	$4,080,780	—
Net decrease in cash and cash equivalents	$(10,998,385)	(8,575,855)
Cash and cash equivalents, beginning of period	$20,954,069	38,628,876
Cash and cash equivalents, end of period	$9,955,684	$30,053,021

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Business and Basis of Presentation

Unless the context requires otherwise, references to “Genprex,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Genprex, Inc. We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. Our oncology platform utilizes our non-viral ONCOPREX® Nanoparticle Delivery System. Using this system, plasmids containing tumor suppressor genes, which are deleted early in the development of cancer, are encapsulated within lipid nanoparticles and administered intravenously to the patient to re-express the deleted tumor suppressor genes. Our diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, our technology is believed to work by replenishing and rejuvenating the beta cells that make insulin.

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

Acclaim-1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. Acclaim-1 uses a combination of REQORSA and AstraZeneca's Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. On May 25, 2023, after completion of the Phase 1 portion of the trial, the Safety Review Committee (“SRC”) for the Acclaim-1 clinical trial approved advancement from the Phase 1 dose escalation portion of the trial to the Phase 2 expansion portion of the trial. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the SRC determined that the recommended Phase 2 dose of REQORSA will be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® for the treatment of late-stage lung cancer. We expect we will dose the first patient in the fourth quarter of 2023. The Phase 2 expansion portion of the trial is expected to enroll approximately 66 patients; half will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy, in order to determine toxicity profiles of patients with different eligibility criteria, as well as efficacy and other endpoints. There will be an interim analysis following the treatment of 19 patients in each cohort. In preparation for the Phase 2 expansion portion of the trial, we are in the process of adding additional clinical sites and in May 2023 amended the protocol to clarify the control arm treatments in the Phase 2 randomized portion of the trial. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim-2: The Acclaim-2 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. We currently are enrolling and treating patients in the Phase 1 dose escalation portion of Acclaim-2. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to the Acclaim-2 Safety Review Committee approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the randomized portion of the study. We expect enrollment in the dose escalation portion of the study to be completed in the second quarter of 2024. We will then evaluate patients in the Phase 2 expansion portion of the study at the maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D"). The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

Acclaim-3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. We expect to dose the first patient in Acclaim-3 in the fourth quarter of 2023.  Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

We have experienced a delay in the production of a new batch of REQORSA in connection with our transition to a lipid nanoparticle (“LNP”) third party contract development and manufacturing organization (“LNP CDMO”) with advanced and automated processes that we believe will allow us to more efficiently scale our product as we increase production for our trials. We currently estimate that we have enough REQORSA to treat patients receiving REQORSA in our ongoing clinical trials through approximately October 2023. In the event we have not produced another batch of REQORSA by October 2023, treatment of patients in our ongoing clinical trials would be delayed until a new batch of REQORSA is successfully produced. Additionally, the dosing of a first patient in our Phase 2 expansion portion of our Acclaim-1 clinical trial and in our Phase 1 dose escalation portion of our Acclaim-3 clinical trial is pending the availability of a new batch of REQORSA. We expect to produce a new batch of REQORSA in the fourth quarter of 2023; however, if we are incorrect in this estimation, we expect we will experience further delays.

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

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical animal studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and request to meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct. In August 2022, we entered into a one-year sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a non-human primate (“NHP”) model of Type 2 diabetes. We are in the process of extending this agreement and revising the research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023. See also "Note 9 – Subsequent Events" to our interim condensed financial statements included in this Quarterly Report on Form 10-Q.  In February 2023, our research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The study results showed the treated animals had statistically significant decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline.

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

The Company believes that our current cash and cash equivalents, including from the net proceeds from the July 2023 Registered Direct Offering, described in Note 9 – Subsequent Events, will be sufficient to fund expenditure requirements for our necessary operations and expected clinical trial activities into the third quarter of 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our development and operations. Management plans to secure such additional funding.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

See “Note 9 – Subsequent Events – July 2023 Registered Direct Offering” for a description of the Company’s registered direct offering of shares and warrants in July 2023 resulting in net proceeds of approximately $6.7 million.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed FDIC insured limits expose us to cash concentration risk. We have cash in a money market account and had $9,718,036 and $20,679,538 in excess of FDIC insured limits of $250,000 at June 30, 2023 and December 31, 2022, respectively. We have no cash equivalents at June 30, 2023 and December 31, 2022, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 17,453,229 unexercised options granted by our board of directors and warrants to purchase shares of common stock, and (ii) 2,284,580 unvested restricted stock units to purchase shares of common stock granted by our board of directors.

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

Research and development supplies purchased and capitalized for future use were $2,770,955 and $2,864,937 at June 30, 2023 and December 31, 2022, respectively.

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

Accounting for Stock-Based Compensation

We use the fair value-based method of accounting for stock-based compensation for options granted to employees, independent consultants and contractors. We measure options granted at fair value determined as of the grant date and recognize the expense over the periods in which the options vest or are expected to vest and related services are rendered based on the terms and conditions of the award. Generally, where the award only has a service condition, the requisite service period is the same as the vesting period.

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of our intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the six months ended June 30, 2023, and the year ended December 31, 2022, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after June 30, 2023, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Note 3 - Intellectual Property

We own or have exclusive license agreements on 20 granted patents and 22 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

See also "Note 9 – Subsequent Events" to our interim condensed financial statements included in this Quarterly Report on Form 10-Q regarding an additional exclusive license agreement that we entered into with the University of Pittsburgh in July 2023.

The University of Texas MD Anderson Cancer Center

On May 4, 2020, we entered into an exclusive worldwide license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson relating to a portfolio of patent applications and related technology for the treatment of cancer using our lead drug candidate and immunotherapies.

Note 4 - Equity

Registered Direct Offering

On March 1, 2023, we completed a registered direct offering, in which we sold to an accredited healthcare-focused institutional investor an aggregate of 3,809,524 shares of our common stock and warrants to purchase up to 3,809,524 shares of our common stock, at a combined offering price of $1.05 per share of common stock and accompanying warrant. The warrants are exercisable immediately upon issuance, expire 5 years from the date of issuance and have an exercise price of $1.10 per share. We received net proceeds of approximately $3.6 million after $400,000 of commissions and expenses, excluding any proceeds that may be received in the future from any exercise of the warrants.

See “Note 9 – Subsequent Events – July 2023 Registered Direct Offering” for a description of the Company’s registered direct offering of shares and warrants in July 2023 resulting in net proceeds of approximately $6.7 million.

At-The-Market Offering

On November 18, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with JMP Securities LLC ("JMP Securities") pursuant to which we  may sell from time to time, at our option, shares of our common stock through JMP Securities, as sales agent (the "ATM Facility"), up to an aggregate offering price of $50 million. Sales of the shares pursuant to the ATM Facility were previously made under our prior "shelf" Registration Statement on Form S-3 (Reg. No. 333-239134), and future ATM Facility sales may be made under our currently effective "shelf" Registration Statement on Form S-3 (Reg. No. 333-271386) and a related prospectus supplement for the ATM Facility to be filed as appropriate. Additionally, under the terms of the Sales Agreement, the shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We will pay JMP Securities a commission of 3.0% of the gross proceeds from the sale of the shares. During the year ended December 31, 2022, we sold 3,886 shares of common stock for aggregate net proceeds of $4,532 under the ATM Facility. We did not use the ATM Facility during the three months ended June 30, 2023, and during the six months ended June 30, 2023, we sold 53,592 shares of common stock for aggregate net proceeds of $78,355 under the ATM Facility.

Stock Issuances

During the three months ended June 30, 2023, we issued 5,000 shares of common stock for services provided to us valued at $4,400 to the Chairman of our Scientific Advisory Board. During the six months ended June 30, 2023, we issued 10,000 shares of common stock for services provided to us valued at $12,350 to the Chairman of our Scientific Advisory Board (inclusive of the 5,000 shares issued during the three months ended June 30, 2023, as described in the immediately preceding sentence).

.

During the three months ended  June 30, 2022, we issued 5,000 shares of common stock for services provided to us valued at $11,150 to the Chairman of our Scientific Advisory Board. During the six months ended June 30, 2022, we issued (i) 10,000 shares of common stock for services provided to us valued at $28,650 to the Chairman of our Scientific Advisory Board (inclusive of the 5,000 shares issued during the three months ended June 30, 2022, as described in the immediately preceding sentence), and (ii) 13,643 shares of common stock upon the exercise of warrants on a cashless basis.

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding at June 30, 2023.

Common Stock

We are authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 51,979,078 shares of our common stock outstanding at June 30, 2023.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three and six months ended June 30, 2023, and  June 30, 2022, respectively, is as follows:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	2,147,778	$ 4.32	2,204,747	$ 4.39
Warrants issued	3,839,524	1.10	—	—
Warrants exercised	38,400	6.25	—	—
Outstanding at March 31,	5,948,902	$ 2.23	2,204,747	$ 4.39
Warrants exercised	—	—	13,643	0.50
Warrants cancelled or expired	—	—	112,993	4.47
Outstanding at June 30,	5,948,902	$ 2.23	2,078,111	$ 4.41
Vested at June 30,	22,500	1.50	—	—
Exercisable at June 30,	5,728,069	$ 2.23	1,844,776	$ 4.66

We did not issue any warrants during the three-month period ended June 30, 2023. During the six-month period ended June 30, 2023, we issued (i) a warrant to purchase up to 30,000 shares of common stock to a service provider at an exercise price of $1.65 per share, the fair market value of a share of common stock on the date of issuance, and (ii) a warrant to purchase up to 3,809,524 shares of common stock to the accredited healthcare-focused institutional investor in connection with the registered direct offering completed on March 1, 2023, at an exercise price of $1.10 per share. During the three- and six-month periods ended June 30, 2023, we recorded share-based compensation of $34,010 and $77,311, respectively, associated with the vesting and issuance of warrants. We expect to record $13,408 of share-based compensation for time-based vesting through the end of the fiscal year 2023 and $300,000 of share-based compensation based on performance-based vesting in the future with respect to our warrants outstanding as of June 30, 2023.

We did not issue any warrants during the three- or six-month periods ended  June 30, 2022. During the six-month period ended June 30, 2022, we issued 13,643 shares of common stock to a placement agent associated with a registered direct offering in November 2019 upon the exercise of warrants on a cashless basis and canceled warrants to purchase 112,993 shares of common stock upon termination of a warrant and warrant shares forfeited associated with a cashless exercise. We recorded no share-based compensation associated warrants during the six-month period ended June 30, 2022.

As of June 30, 2023, we had outstanding warrants to purchase 5,948,902 shares of common stock at a weighted average exercise price of $2.23 that have been issued to various consultants, investors, and placement agents. These warrants vest immediately or over periods ranging up to 12 months, are exercisable for a period of up to five years, enable the holders to purchase shares of our common stock at exercise prices ranging from $1.10 to $7.22 per share and have per-share fair values ranging from $0.60 to $4.63, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Expected term (in years):	0	2.5 - 3.0
Risk-free rate:	0%	4.99% - 5.06%
Volatility:	0.00%	83.14%
Dividend yield:	0%	0%

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

On  January 1, 2022 and 2023, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 2,393,735 and 2,405,298 shares, respectively. As of June 30, 2023, a total of 424,990 shares of common stock remain available for issuance under the 2018 Plan.

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

Stock Options

As of June 30, 2023, we had outstanding stock options to purchase 11,504,327 shares of common stock that have been granted to various executives, other employees, directors, and independent contractors. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, enable the holders to purchase shares of our common stock at exercise prices ranging from $0.30 to $9.80 per share and have per-share fair values ranging from $0.24 to $7.93, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the three months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Expected term (in years):	6.0	6.0
Risk-free rate:	4.60% – 4.73%	4.60% – 4.73%
Volatility:	83.42%	83.14% - 83.42%
Dividend yield:	0%	0%

During the three-month period ended  June 30, 2023, we granted stock options to purchase an aggregate of 47,500 shares of our common stock with exercise prices ranging from $0.81 to $0.88 per share to employees. During the six-month period ended  June 30, 2023, we granted stock options to purchase an aggregate of 130,000 shares of our common stock with exercise prices ranging from $0.81 to $1.51 per share to employees.

During the three-month period ended  June 30, 2022, we granted stock options to purchase an aggregate of 487,604 shares of our common stock with exercise prices ranging from $1.36 to $2.85 per share to board members, executives, other employees and consultants. During the six-month period ended June 30, 2022, we (i) granted stock options to purchase an aggregate of 2,892,166 shares of our common stock with exercise prices ranging from $1.36 to $3.50 per share to board members, executives, other employees and consultants, and (ii) cancelled options to purchase 17,500 shares of common stock at an exercise price of $2.00 in connection with the termination of certain employees.

The weighted average remaining contractual term for the outstanding options at  June 30, 2023 and  December 31, 2022 is 6.62 and 7.08 years, respectively.

Stock option activity for the six months ended June 30, 2023, and year ended  December 31, 2022 is as follows:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	11,374,327	$ 3.08	8,574,301	$ 3.35
Options granted	82,500	1.43	2,404,562	2.30
Options expired or cancelled	—	—	17,500	2.00
Outstanding at March 31,	11,456,827	$ 3.07	10,961,363	$ 3.13
Options granted	47,500	0.85	487,604	1.59
Outstanding at June 30,	11,504,327	$ 3.06	11,448,967	$ 3.06
Vested at June 30,	582,981	2.02	235,465	3.32
Exercisable at June 30,	8,722,617	$ 3.16	6,166,620	$ 3.20

Restricted Stock Units

A summary of the RSU activity under the 2018 Plan during the six months ended June 30, 2023 is presented below. These amounts include RSUs granted to executives, other employees, and board members. There was no RSU activity for the year ended December 31, 2022.

	2023
	Number of	Weighted Average
	Units	Grant Date Fair Value
Outstanding at January 1,	—	—
Restricted stock units granted	1,913,195	1.65
Outstanding at March 31,	1,913,195	$ 1.65
Restricted stock units granted	371,385	0.74
Outstanding at June 30,	2,284,580	$ 1.50
Vested at June 30,	—	—
Expected to vest at June 30,	2,284,580	$ 1.50

Share-Based Compensation

For the three and six months ended June 30, 2023, our total share-based compensation was approximately $1.5 million and $2.9 million, respectively, nearly all of which represents the expected vesting of options issued to executives, other employees, and service providers and RSUs issued to executives, other employees, and board members. As of  June 30, 2023, our total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $7.3 million. We expect to record this stock-based compensation expense over the next three years using a graded vesting method. As of June 30, 2023, the weighted average term over which these expenses are expected to be recognized is 1.51 years.

For the three- and six-month periods ended June 30, 2022, our total share-based compensation was approximately $1.2 million and $2.2 million, respectively, nearly all of which represents the expected vesting of options issued to executives, other employees, and service providers.

As of June 30, 2023, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. Our total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We incurred $27,758 and $90,806 of expense for matching contributions to the 401(k) Plan during the three- and six-month periods ended June 30, 2023, respectively. We incurred $22,048 and $25,752 of expense for matching contributions to the 401(k) Plan during the three- and six-month periods ended  June 30, 2022, respectively.

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

Note 7 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, we entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, we entered into a three-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with a projected total cost of approximately $2.9 million. We incurred approximately $240,000 and $480,000 of expense from this agreement during the three- and six-month periods ended  June 30, 2023, respectively. We did not incur expenses from this agreement during the three- or six-month periods ended  June 30, 2022. As of June 30, 2023, we have paid approximately $720,000 toward this agreement.

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

On March 3, 2021, we entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants us a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, we agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses. We incurred $45,000 of expense from this agreement during each of the three- and six-month periods ended  June 30, 2023. We incurred $40,000 and $90,000 of expense from this agreement during the three- and six-month periods ended  June 30, 2022, respectively. As of June 30, 2023, we have paid approximately $320,000 toward this agreement.

National Institutes of Health

We have a royalty obligation to the National Institutes of Health ("NIH") to be paid upon our receipt of FDA approval using NIH technology. The $240,000 contingent obligation which increases annually by $20,000 and is $340,000 as of December 31, 2022, and June 30, 2023, and will be recognized when we obtain regulatory approval (the event that triggers the payment obligation).

University of Pittsburgh

Pursuant to an exclusive license agreement dated February 11, 2020 by and between us and the University of Pittsburgh, amended on August 17, 2022, and amended again on  November 3, 2022, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a glucagon promoter and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. We incurred $25,000 of expense from this agreement during each of the three- and six-month periods ended  June 30, 2023. We incurred $25,000 of expense from this agreement during each of the three- and six-month periods ended  June 30, 2022. As of June 30, 2023, we have incurred and paid approximately $110,000 toward this agreement.

Pursuant to an exclusive license agreement dated November 22, 2022 by and between us and the University of Pittsburgh, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a macrophage technology and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. We incurred $25,000 of expense from this agreement during each of the three- and six-month periods ended  June 30, 2023. We did not incur expenses from this agreement during the three- or six-month periods ended  June 30, 2022. As of June 30, 2023, we have incurred and paid approximately $25,000 toward this agreement.

Pursuant to an exclusive license agreement dated December 29, 2022 by and between us and the University of Pittsburgh, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimal royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of an insulin promoter and gene therapy technologies to potentially treat Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. We incurred $25,000 of expense from this agreement during each of the three- and six-month periods ended  June 30, 2023. We did not incur expenses from this agreement during the three- or six-month periods ended  June 30, 2022. As of June 30, 2023, we have paid approximately $25,000 toward this agreement.

Contract Development and Manufacturing Organization

We entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization to manufacture good manufacturing practices ("GMP") grade materials for use in our clinical trials with a projected total cost of approximately $4.5 million. We incurred approximately $2.3 million and $1.9 million of expense from this agreement during the three and six months ended  June 30, 2023, respectively. We did not incur expenses from this agreement during the three- or six-month periods ended  June 30, 2022. As of June 30, 2023, we have paid approximately $2.4 million toward this agreement.

Contingencies

From time to time, we may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on our financial condition, results of operations or liquidity.

Note 8 - Significant Events

Effects of the COVID-19 pandemic are still being felt in the U.S. and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our operations. Through March 31, 2021, we had not experienced any material impact on its financial results or operations as a result of the COVID-19 pandemic. Beginning in June 2021, we experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review created by an accumulation of clinical trial protocols. We also have experienced disruptions in our supply chain regarding our manufacturing and testing operations. We continue to closely monitor the impact of the COVID-19 pandemic on its business and workforce.

Note 9 - Subsequent Events

Share Issuance

On July 3, 2023, we issued 5,000 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services.

License Agreement

On July 14, 2023, we entered into an exclusive license agreement with the University of Pittsburgh related to a gene therapy for both Type 1 and Type 2 diabetes using a MafB promoter to drive expression of the Pdx1 and MafA transcription factors.

July 2023 Registered Direct Offering

On July 21, 2023, we completed a registered direct offering priced at the market under Nasdaq rules, in which we sold to accredited healthcare-focused institutional investors an aggregate of (i) 7,425,744 shares of our common stock, and (ii) warrants to purchase up to 7,425,744 shares of our common stock, at a combined offering price of $1.01 per share of common stock and accompanying warrant. The warrants are exercisable immediately upon issuance, expire 5 years from the date of issuance and have an exercise price of $0.885 per share.  Also, we agreed to issue to H.C. Wainwright & Co., LLC or its designees (the “Placement Agent”) warrants to purchase up to an aggregate of 445,545 shares of our common stock.  The warrants issued to the Placement Agent have substantially the same terms as the warrants issued to the investors except that the Placement Agent warrants have an exercise price of $1.2625 per share and expire on July 18, 2028. We received net proceeds of approximately $6.7 million after approximately $800,000 of commissions and expenses, excluding any proceeds that may be received in the future from any exercise of the warrants.

Warrant Issuances

On July 1, 2023, the Company issued a warrant to purchase up to 50,000 shares of its common stock at an exercise price of $0.95 per share to a consultant for services. On August 3, 2023, the Company issued a warrant to purchase up to 15,000 shares of its common stock at an exercise price of $0.73 per share to a consultant for services. On August 10, 2023, the Company issued a warrant to purchase up to 75,000 shares of its common stock at an exercise price of $0.64 per share to a consultant for services.

Option Exercise

On August 16, 2023, we issued 20,000 shares of common stock for $5,960 in cash to a former board member upon the exercise of options.

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

●

Our ability to raise additional future financing and possible lack of financial and other resources, our ability to continue to support and fund our pre-clinical and clinical development programs and growth of our business, and expectations regarding our ability to continue as a going concern;

●

The effects and ultimate impact of public health crises such as the coronavirus pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems or the global economy as a whole;

●

The success of our clinical trials through all phases of clinical development, including the ability of our third-party suppliers or manufacturers to supply or manufacture our products on a timely, consistent basis in a manner sufficient and appropriate as is commensurate to meet our clinical trial timing, courses of treatment, and other requisite fulfillment considerations necessary to adequately advance our development programs;

●	Our ability to conduct and complete our clinical trials in accordance with projected timelines;

●	Any delays in regulatory review and approval of our current and future product candidates;

●

Our dependence on third-party suppliers or manufacturers to supply or manufacture our key ingredients and/or raw materials, products and/or product components and successfully carry out a sustainable, reproducible and scalable manufacturing process in accordance with specifications or applicable regulations;

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

Overview

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. Our oncology platform utilizes our non-viral ONCOPREX® Nanoparticle Delivery System. Using this system, plasmids containing tumor suppressor genes, which are deleted early in the development of cancer, are encapsulated within lipid nanoparticles and administered intravenously to the patient to re-express the deleted tumor suppressor genes. Our diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, our technology is believed to work by replenishing and rejuvenating the beta cells that make insulin.

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

Acclaim-1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. Acclaim-1 uses a combination of REQORSA and AstraZeneca's Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. On May 25, 2023, after completion of the Phase 1 portion of the trial, the Safety Review Committee (“SRC”) for the Acclaim-1 clinical trial approved advancement from the Phase 1 dose escalation portion of the trial to the Phase 2 expansion portion of the trial. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the SRC determined that the recommended Phase 2 dose of REQORSA will be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® for the treatment of late-stage lung cancer. We expect we will dose the first patient in the fourth quarter of 2023. The Phase 2 expansion portion of the trial is expected to enroll approximately 66 patients; half will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy, in order to determine toxicity profiles of patients with different eligibility criteria, as well as efficacy and other endpoints. There will be an interim analysis following the treatment of 19 patients in each cohort. In preparation for the Phase 2 expansion portion of the trial, we are in the process of adding additional clinical sites and in May 2023 amended the protocol to clarify the control arm treatments in the Phase 2 randomized portion of the trial. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim-2: The Acclaim-2 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. We currently are enrolling and treating patients in the Phase 1 dose escalation portion of Acclaim-2. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to the Acclaim-2 Safety Review Committee approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the randomized portion of the study. We expect enrollment in the dose escalation portion of the study to be completed in the second quarter of 2024. We will then evaluate patients in the Phase 2 expansion portion of the study at the maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D"). The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

Acclaim-3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. We expect to dose the first patient in Acclaim-3 in the fourth quarter of 2023.  Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

We have experienced a delay in the production of a new batch of REQORSA in connection with our transition to a lipid nanoparticle (“LNP”) third party contract development and manufacturing organization (“LNP CDMO”) with advanced and automated processes that we believe will allow us to more efficiently scale our product as we increase production for our trials. We currently estimate that we have enough REQORSA to treat patients receiving REQORSA in our ongoing clinical trials through approximately October 2023. In the event we have not produced another batch of REQORSA by October 2023, treatment of patients in our ongoing clinical trials would be delayed until a new batch of REQORSA is successfully produced. Additionally, the dosing of a first patient in our Phase 2 expansion portion of our Acclaim-1 clinical trial and in our Phase 1 dose escalation portion of our Acclaim-3 clinical trial is pending the availability of a new batch of REQORSA. We expect to produce a new batch of REQORSA in the fourth quarter of 2023; however, if we are incorrect in this estimation, we expect we will experience further delays.

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

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical animal studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and request to meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct. In August 2022, we entered into a one-year sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a non-human primate (“NHP”) model of Type 2 diabetes. We are in the process of extending this agreement and revising the research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023. See also "Note 9 – Subsequent Events" to our interim condensed financial statements included in this Quarterly Report on Form 10-Q. In February 2023, our research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The study results showed the treated animals had statistically significant decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline.

Recent Developments

Registered Direct Offering

On July 21, 2023, we completed a registered direct offering priced at the market under Nasdaq rules, in which we sold to accredited healthcare-focused institutional investors an aggregate of (i) 7,425,744 shares of our common stock, and (ii) warrants to purchase up to 7,425,744 shares of our common stock, at a combined offering price of $1.01 per share of common stock and accompanying warrant. The warrants are exercisable immediately upon issuance, expire 5 years from the date of issuance and have an exercise price of $0.885 per share.  Also, we agreed to issue to H.C. Wainwright & Co., LLC or its designees (the “Placement Agent”) warrants to purchase up to an aggregate of 445,545 shares of our common stock.  The warrants issued to the Placement Agent have substantially the same terms as the warrants issued to the investors except that the Placement Agent warrants have an exercise price of $1.2625 per share and expire on July 18, 2028. We received net proceeds of approximately $6.7 million after $800,000 of commissions and expenses, excluding any proceeds that may be received in the future from any exercise of the warrants.

License Agreement

On July 14, 2023, we entered into an exclusive license agreement with the University of Pittsburgh related to a gene therapy for both Type 1 and Type 2 diabetes using a MafB promoter to drive expression of the Pdx1 and MafA transcription factors.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023, and 2022

The following summarizes our results of operations for the three and six months ended June 30, 2023, and 2022.

Research and Development Expense

Research and Development ("R&D") expense for the three months ended June 30, 2023 was $3,976,917, compared to $2,926,927 for the three months ended June 30, 2022, an increase of $1,049,990, or 36%. This increase was primarily due to (i) advancements and expansions in our manufacturing programs, including the manufacturing of clinical materials and testing with CDMOs, (ii) increased usage of our CROs for our Acclaim-1 and Acclaim-2 clinical trials as well as startup costs associated with our planned Acclaim-3 clinical trial and (iii) increased usage of sponsored research to support our preclinical programs.

R&D expense for the six months ended June 30, 2023, was $9,287,065, compared to $4,967,153 for the six months ended June 30, 2022. This increase of $4,319,912, or 87%, is primarily due to (i) advancements and expansions in our manufacturing programs, including testing and start-up costs associated with the transition to advanced CDMOs experienced in large scale clinical trial and commercial manufacture of gene therapies for operational efficiencies as we advance REQORSA into later stage clinical trials, (ii) increased usage of third-parties, including CROs, to manage and maintain our Acclaim-1 and Acclaim-2 clinical trials, and initiate our planned Acclaim-3 clinical trial and (iii) an increase in R&D personnel from 13 employees at June 30, 2022 to 18 employees on June 30, 2023 to support our manufacturing and pre-clinical and clinical programs.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended June 30, 2023 was $4,054,990, compared to $2,836,916 for the three months ended June 30, 2022, an increase of $1,218,074, or 43%. This increase was primarily due to increases in G&A headcount, professional services, and share-based compensation.

G&A expense for the six months ended June 30, 2023, was $8,012,070, compared to $6,100,656 for the six months ended June 30, 2022. This increase of $1,911,414, or 31%, is primarily due to increases in G&A personnel from 10 employees at June 30, 2022 to 12 employees on June 30, 2023, increased usage in third-parties, including consultants, professional service providers, and legal fees, and increases in share-based compensation.

Interest Income. Interest income was $55,551 and $5,744 for the three months ended June 30, 2023 and 2022, respectively, representing an increase of $49,807. The increase associated with interest income for the three months ended June 30, 2023 was primarily due to cashback incentives associated with credit cards and changes in interest rates associated with the cash balances held in money market instruments.

Depreciation Expense. Depreciation expense was $3,837 and $6,544 for the three months ended June 30, 2023 and 2022, respectively, representing a decrease of $2,707, or 41%. The changes in associated depreciation expense for the three months ended June 30, 2023 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Net Loss. We had a net loss of $7,980,193 and $5,764,643 for the three months ended June 30, 2023 and 2022, respectively, representing an increase of $2,215,550, or 38%. We had a net loss of $17,182,967 and $11,074,460 for the six months ended June 30, 2023 and 2022, respectively, representing an increase of $6,108,507, or 55%. The increases in net loss between these periods was primarily due to an increase in headcount from 21 to 30 employees since June 30, 2022 as well as the expansion of our clinical and manufacturing programs to support our Acclaim-1 and Acclaim-2 clinical trials and our planned Acclaim-3 clinical trial.

Liquidity and Capital Resources

From inception through June 30, 2023, we have never generated revenue from product sales and have incurred net losses in each year. As of June 30, 2023, we had an accumulated deficit of $120,010,786. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2022, we sold an aggregate of 3,886 shares of common stock for total net proceeds of $4,532 pursuant to our ATM Facility as governed by the Equity Distribution Agreement (as further described below) and issued 116,973 shares of common stock upon the exercise of options for gross proceeds of $1,755. During the six months ended June 30, 2023, we sold 53,592 shares of common stock for aggregate net proceeds of $78,355 pursuant to our ATM Facility and completed a registered direct offering in which we sold 3,809,524 shares of our common stock and warrants to purchase 3,809,524 shares of our common stock to an accredited healthcare-focused institutional investor for aggregate net proceeds of approximately $3.7 million. See also "Note 4 - Equity - Registered Direct Offering" to our interim condensed financial statements included in this Quarterly Report on Form 10-Q.

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

As of June 30, 2023, we had $9,955,684 in cash and cash equivalents. Subsequent to the quarter ended June 30, 2023, on July 21, 2023, we raised approximately $6.7 million in net proceeds in a registered direct offering pursuant to which we sold 7,425,744 shares of common stock and warrants to purchase up to 7,425,744 shares of common stock. See “Note 9 – Subsequent Events – July 2023 Registered Direct Offering” to the Financial Statements included in this Quarterly Report on Form 10-Q.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1, Acclaim-2, and Acclaim-3 clinical trials and completing pre-clinical work and conducting clinical trials for our diabetes program. We have completed the Phase 1 dose escalation portion of the Acclaim-1 trial and on May 25, 2023, the Acclaim-1 SRC approved advancement to the Phase 2 expansion portion of the trial. We expect we will dose the first patient in the Phase 2 expansion portion of the trial in the fourth quarter of 2023, subject to the availability of a new batch of REQORSA. We expect enrollment in the dose escalation portion of the Acclaim-2 trial to be completed in the second quarter of 2024 after which we will move into the expansion of the trial subject to approval by the Acclaim-2 SRC. Dosing of the first patient in the Acclaim-3 clinical trial is expected to occur in the fourth quarter of 2023, subject to availability of a new batch of REQORSA. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our ATM Facility pursuant to our Sales Agreement with JMP Securities as Agent, and debt financings and we may seek to raise additional capital through strategic collaborations. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash and cash equivalents, we estimate that we will be able to fund our expenditure requirements for our necessary operations and expected clinical trial activities into the third quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients and additional time required in connection with our transition to the new LNP CDMO and manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash and cash equivalents during the six months ended June 30, 2023, and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(15,039,538)	$(8,552,166)
Net cash used in investing activities	(39,627)	(23,689)
Net cash provided by financing activities	4,080,780	—
Net decrease in cash and cash equivalents	$(10,998,385)	$(8,575,855)

Cash used in operating activities

Net cash used in operating activities was $15,039,538 and $8,552,166 for the six months ended June 30, 2023, and 2022, respectively, an increase of $6,487,372, or 76%. This increase was primarily due to our personnel expenses growing as a result of an increase in headcount from 21 to 30 employees as well as increases in contract manufacturing and clinical operation expenses associated with our Acclaim-1 and Acclaim-2 trials and our planned Acclaim-3 clinical trial.

Cash used in investing activities

Net cash used in investing activities was $39,627 and $23,689 for the six months ended June 30, 2023, and 2022, respectively, an increase of $15,938. This increase was primarily due to timing associated with prosecution costs of our intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $4,080,780 and $0 during the six months ended June 30, 2023, and 2022, respectively. This increase of $4,080,780 was primarily due to sales of common stock in capital raising activities during the six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2023.  The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions are performed by separate individuals. Our size and nature also do not allow for our accounting staff to have depth of expertise in all areas that might be desirable, such as expertise in accounting for a variety of complex transactions. Management evaluated the impact of our failure to maintain effective segregation of duties and sufficient depth of personnel on our assessment of our internal control over financial reporting and has concluded that these control deficiencies represent material weaknesses.

In response to the material weaknesses described above, during the quarter ended June 30, 2023, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with U.S. GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

•

a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by us through controls and procedures and the monitoring of their integrity and effectiveness; and

•

additional hiring of staff and development of accounting processes and policies to further segregate accounting responsibilities and increase the depth of our expertise in accounting for a variety of complex transactions.

During the quarter ended June 30, 2023, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) the continued implementation of workflow approval processes in our accounting software to further segregate duties, enhance billing accuracy, and ensure transparency and oversight from department leaders, legal, and finance; and (ii) reviewing a plan to engage additional internal staff, external staff, or an advisory firm to provide support on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our financial statements.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we issued and sold the following unregistered securities:

On April 1, 2023, we issued 5,000 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended June 30, 2023.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

10.1+	Genprex, Inc. Amended and Restated Outside Director Compensation Policy, adopted June 27, 2023, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 27, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

+  Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: August 21, 2023	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)