Form 10-Q
period 2023-09-30
Genprex, Inc.
filed 2023-11-14
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, the registrant had 59,434,822 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2023	2022
Assets	(unaudited)	(see Note 2)
Current assets:
Cash and cash equivalents	$11,711,319	$20,954,069
Accounts receivable	—	34,852
Prepaid expenses and other	1,145,760	484,224
Total current assets	12,857,079	21,473,145
Property and equipment, net	11,454	23,032
Other non-current assets:
Security deposits	17,154	21,818
Research and development supplies	2,994,460	2,864,937
Intellectual property, net	763,478	702,095
Total other assets	3,775,092	3,588,850
Total assets	$16,643,625	$25,085,027
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,179,192	$442,925
Other current liabilities	3,158,941	2,367,362
Total current liabilities	4,338,133	2,810,287
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 59,429,822 and 48,105,962 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively	59,430	48,106
Additional paid-in capital	140,005,090	125,054,453
Accumulated deficit	(127,759,028)	(102,827,819)
Total stockholders’ equity	12,305,492	22,274,740
Total liabilities and stockholders’ equity	$16,643,625	$25,085,027

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost and expenses:
Depreciation	$3,724	$6,224	$11,578	$19,497
Research and development	4,616,546	3,157,731	13,903,611	8,124,884
General and administrative	3,166,057	3,006,484	11,173,643	9,107,141
Total costs and expenses	7,786,327	6,170,439	25,088,832	17,251,522
Operating loss	(7,786,327)	(6,170,439)	(25,088,832)	(17,251,522)
Interest income	51,391	27,877	175,413	34,500
Realized gain (loss)	13,307	—	17,790	—
Net loss	$(7,748,243)	$(6,142,562)	$(24,931,209)	$(17,217,022)
Net loss per share—basic and diluted	$(0.13)	$(0.13)	$(0.47)	$(0.36)
Weighted average number of common shares— basic and diluted	57,805,639	47,984,724	53,115,947	47,919,626

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity
Balance at December 31, 2021	47,874,708	$47,874	$120,316,315	$(79,087,198)	$41,276,991
Issuance of common stock for services	5,000	5	17,495	—	17,500
Share-based compensation	—	—	1,039,940	—	1,039,940
Net loss	—	—	—	(5,309,817)	(5,309,817)
Balance at March 31, 2022	47,879,708	$47,879	$121,373,750	$(84,397,015)	$37,024,614
Issuance of common stock for services	18,643	19	17,953	—	17,972
Share-based compensation	—	—	1,133,342	—	1,133,342
Net loss	—	—	—	(5,764,643)	(5,764,643)
Balance at June 30, 2022	47,898,351	$47,898	$122,525,045	$(90,161,658)	$32,411,285
Issuance of common stock for cash	116,973	117	1,637	—	1,754
Issuance of common stock for services	5,000	5	6,895	—	6,900
Share-based compensation	—	—	1,211,137	—	1,211,137
Net loss	—	—	—	(6,142,562)	(6,142,562)
Balance at September 30, 2022	48,020,324	$48,020	$123,744,714	$(96,304,220)	$27,488,514

Balance at December 31, 2022	48,105,962	$48,106	$125,054,453	$(102,827,819)	$22,274,740
Issuance of common stock and warrants for cash net of issuance costs	3,863,116	3,863	3,774,493	—	3,778,356
Issuance of common stock for services	5,000	5	7,945	—	7,950
Share-based compensation	—	—	1,324,165	—	1,324,165
Net loss	—	—	—	(9,202,774)	(9,202,774)
Balance at March 31, 2023	51,974,078	$51,974	$130,161,056	$(112,030,593)	$18,182,437
Issuance of common stock for services	5,000	5	4,395	—	4,400
Share-based compensation	—	—	1,541,805	—	1,541,805
Net loss	—	—	—	(7,980,192)	(7,980,192)
Balance at June 30, 2023	51,979,078	$51,979	$131,707,256	$(120,010,785)	$11,748,450
Issuance of common stock and warrants for cash net of issuance costs	7,445,744	7,446	6,807,565	—	6,815,011
Issuance of common stock for services	5,000	5	4,795	—	4,800
Share-based compensation	—	—	1,485,474	—	1,485,474
Net loss	—	—	—	(7,748,243)	(7,748,243)
Balance at September 30, 2023	59,429,822	$59,430	$140,005,090	$(127,759,028)	$12,305,492

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,931,209)	$(17,217,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,578	19,497
Share-based compensation	4,368,594	3,426,791
Changes in operating assets and liabilities:
Accounts receivable	34,852	(34,852)
Prepaid expenses and other	(656,871)	(259,057)
Research and development supplies	(129,523)	117,786
Accounts payable	736,266	(289,324)
Other current liabilities	791,579	1,161,341
Net cash used in operating activities	(19,774,734)	(13,074,840)
Cash flows from investing activities:
Additions to intellectual property	(61,383)	(39,737)
Net cash used in investing activities	(61,383)	(39,737)
Cash flows from financing activities:
Net proceeds from issuances of common stock and warrants	10,593,367	1,754
Net cash provided by financing activities	10,593,367	1,754
Net decrease in cash and cash equivalents	(9,242,750)	(13,112,823)
Cash and cash equivalents, beginning of period	20,954,069	38,628,876
Cash and cash equivalents, end of period	$11,711,319	$25,516,053

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

Oncology Platform

Our lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, uses the ONCOPREX Nanoparticle Delivery System to deliver DNA plasmids that express the TUSC2 tumor suppressor gene and is initially being developed in combination with prominent approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis (programmed cell death) in cancer cells, and modulates the immune response against cancer cells. In early studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with current approved therapies and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

Acclaim-1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. Acclaim-1 uses a combination of REQORSA and AstraZeneca's Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. In October 2023, one of our clinical collaborators presented in a poster presentation at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics the Phase 1 results of the Acclaim-1 study.  The reported results showed no dose limiting toxicities (“DLTs”), established a Phase 2 recommended dose of 0.12 mg/kg (the highest dose level administered in the trial) and provided data showing early efficacy of REQORSA in combination with Tagrisso.  Specifically, it showed of the 12 patients treated with escalating doses of REQORSA and standard doses of Tagrisso, all of whom had progressed on Tagrisso containing regimens, two patients experienced prolonged time to progression, including one with continuing partial response. Additionally, a third patient, at the highest dose, has stable disease, is continuing to receive treatment and thus is a candidate for prolonged time to progression. REQORSA administration was generally well tolerated, which we believe is why there were no DLTs.  The administration was associated with a delayed infusion-related reaction of muscle aches, fever and chills in some patients, which we believe is similar to reactions seen with the administration of antibodies routinely used in oncology treatment. This was managed with prophylactic steroids, acetaminophen and diphenhydramine, and symptoms decreased with repeat cycles.  We believe this new mechanism and novel approach targeting lung cancer, which comes with a strong safety profile and early signs of efficacy, is paving new ground in the fight against lung cancer.  In May 2023, after completion of the Phase 1 portion of the Acclaim-1 trial, the Safety Review Committee (“SRC”) approved advancement from the Phase 1 dose escalation portion of the trial to the Phase 2 expansion portion of the trial.

The Phase 2 expansion portion of the trial is expected to enroll approximately 66 patients; half will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy, in order to determine toxicity profiles of patients with different eligibility criteria, as well as efficacy and other endpoints. There will be an interim analysis following the treatment of 19 patients in each cohort. In preparation for the Phase 2 expansion portion of the trial, we are in the process of adding additional clinical sites. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.  We are working towards opening the Phase 2 expansion portion of the trial for enrollment as soon as reasonably practicable and expect this will occur between December 2023 and the end of the first quarter of 2024, subject to the availability of a new batch of REQORSA.

Acclaim-2: The Acclaim-2 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. The Phase 1 dose escalation portion of Acclaim-2 is open for enrollment but currently not treating patients. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to the Acclaim-2 Safety Review Committee approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment. We expect enrollment in the dose escalation portion of the study to be completed in the second half of 2024, depending on the timing of the availability of a new batch of REQORSA. The Acclaim-2 study has experienced slower than expected patient enrollment, which we primarily attribute to the large number of clinical trials being conducted that seek to combine an investigational drug with Keytruda in the relapsed setting.

Acclaim-3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. We are working towards opening the Phase 1 dose escalation portion of the trial for enrollment as soon as reasonably practicable and expect this will occur between December 2023 and the end of the first quarter of 2024, subject to the availability of a new batch of REQORSA. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

We have experienced a delay in the successful production of a new batch of REQORSA in connection with our transition to a lipid nanoparticle (“LNP”) third party contract development and manufacturing organization (“LNP CDMO”) with advanced and automated processes that we believe ultimately will allow us to more efficiently scale our product as we increase production for our trials. We currently estimate that we have enough REQORSA to treat patients receiving REQORSA in our ongoing clinical trials through December 2023. In the event we have not produced another batch of REQORSA by the time we have used our inventory of REQORSA, treatment of patients in our ongoing Acclaim-1 and Acclaim-2 clinical trials and pending enrollment in our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials would be delayed until a new batch of REQORSA is successfully produced.  We expect to produce a new batch of REQORSA between December 2023 and the end of the first quarter of 2024.

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

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, we believe this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical animal studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and request to meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a non-human primate (“NHP”) model of Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023.  In February 2023, our research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The study results showed the treated animals had statistically significant decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline.  In July 2023, we entered into an exclusive license agreement with the University of Pittsburgh related to a gene therapy for both Type 1 and Type 2 diabetes using a MafB promoter to drive expression of the Pdx1 and MafA transcription factors.

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

The Company believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for our necessary operations and expected clinical trial activities into the second quarter of 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than we currently expect. The Company will need to raise additional funds to continue funding our development and operations. Management plans to secure such additional funding, although there are no guarantees or commitments for additional funding.

As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Our unaudited condensed financial statements have been prepared in accordance with U.S. GAAP, and the requirements of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. The December 31, 2022 condensed balance sheet was derived from the December 31, 2022 audited financial statements. Our unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our 2022 Annual Report on Form 10-K, filed with the SEC on March 31, 2023 (the “Form 10-K”).

The accompanying unaudited condensed financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of our condensed financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose us to cash concentration risk. We have cash in a money market account and had $11,465,328 and $20,679,538 in excess of FDIC insured limits of $250,000 at September 30, 2023 and December 31, 2022, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 25,557,227 unexercised options granted by our board of directors and warrants to purchase shares of common stock, and (ii) 2,284,580 unvested restricted stock units to purchase shares of common stock granted by our board of directors.

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

Research and development supplies purchased, valued at cost, and capitalized for future use were $2,994,460 and $2,864,937 at September 30, 2023 and December 31, 2022, respectively.

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

Long-Lived Assets

We review long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of our intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. We recognize an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the nine months ended September 30, 2023, and the year ended December 31, 2022, there were no deemed impairments of our long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after September 30, 2023, are not expected to have a significant effect on our financial condition, results of operations, or cash flows.

Immaterial Correction of Prior Period Errors and Disclosures

During the period ended  September 30, 2023, an immaterial error was identified that reduced net loss during for the three-month period ended  March 31, 2023 by approximately $302,000 associated with expenses associated with fundraising expenses during the period. The Company recorded an out-of-period adjustment of approximately $302,000 to finance fee expense and additional paid-in capital during the three-month period ended  September 30, 2023. The impact of these errors on prior periods would be to decrease the finance fee expense and additional paid-in capital by approximately $302,000 for the three-month period ended  March 31, 2023.

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

Registered Direct Offerings

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

At-The-Market Offering

On November 18, 2022, we entered into an Equity Distribution Agreement (the "Sales Agreement") with JMP Securities LLC ("JMP Securities") pursuant to which we  may sell from time to time, at our option, shares of our common stock through JMP Securities, as sales agent (the "ATM Facility"), up to an aggregate offering price of $50 million. Sales of the shares pursuant to the ATM Facility were previously made under our prior "shelf" Registration Statement on Form S-3 (Reg. No. 333-239134), and future ATM Facility sales may be made under our currently effective "shelf" Registration Statement on Form S-3 (Reg. No. 333-271386) and a related prospectus supplement for the ATM Facility to be filed as appropriate. Additionally, under the terms of the Sales Agreement, the shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We will pay JMP Securities a commission of 3.0% of the gross proceeds from the sale of the shares. During the year ended December 31, 2022, we sold 3,886 shares of common stock for aggregate net proceeds of $4,532 under the ATM Facility. We did not use the ATM Facility during the three months ended September 30, 2023, and during the nine months ended September 30, 2023, we sold 53,592 shares of common stock for aggregate net proceeds of $78,355 under the ATM Facility.

Stock Issuances

During the three months ended September 30, 2023, we issued (i) 5,000 shares of common stock for services provided to us valued at $4,800 to the Chairman of our Scientific Advisory Board and (ii) 20,000 shares of common stock upon the exercise of options by a former board member. During the nine months ended September 30, 2023, we issued (i) 15,000 shares of common stock for services provided to us valued at $17,150 to the Chairman of our Scientific Advisory Board and (ii) 20,000 shares of common stock upon the exercise of options by an former board member (inclusive of the shares issued during the three months ended September 30, 2023, as described in the immediately preceding sentence).

During the three months ended  September 30, 2022, we issued 5,000 shares of common stock for services provided to us valued at $6,900 to the Chairman of our Scientific Advisory Board. During the nine months ended September 30, 2022, we issued (i) 15,000 shares of common stock for services provided to us valued at $35,550 to the Chairman of our Scientific Advisory Board, (ii) 13,643 shares of common stock upon the exercise of warrants on a cashless basis, and (iii) 116,973 shares of common stock upon the exercise of options by an executive (inclusive of the shares issued during the three months ended September 30, 2022, as described in the immediately preceding sentence).

Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding as of  September 30, 2023 and  December 31, 2022.

Common Stock

We are authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 59,429,822 and 48,105,962 shares of our common stock outstanding as of  September 30, 2023 and  December 31, 2022, respectively.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three and nine months ended September 30, 2023, and  September 30, 2022, respectively, is as follows:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	2,147,778	$4.32	2,204,747	$4.39
Warrants issued	3,839,524	1.10	—	—
Warrants cancelled or expired	38,400	6.25	—	—
Outstanding at March 31,	5,948,902	$2.23	2,204,747	$4.39
Warrants exercised	—	—	13,643	0.50
Warrants cancelled or expired	—	—	112,993	4.47
Outstanding at June 30,	5,948,902	$2.23	2,078,111	$4.41
Warrants issued	8,011,289	0.90	100,000	1.44
Outstanding at September 30,	13,960,191	$1.47	2,178,111	$4.28
Vested at September 30,	7,977,957	$0.91	25,002	$3.02
Exercisable at September 30,	13,706,025	$1.46	1,869,778	$4.63

During the three-month period ended  September 30, 2023, we issued (i) warrants to purchase up to an aggregate of 140,000 shares of common stock to service providers at exercise prices ranging from $0.65 to $0.95 per share, the fair market value of a share of common stock on the date of issuance, (ii) warrants to purchase up to 7,425,744 shares of common stock to accredited healthcare-focused institutional investors in connection with the registered direct offering completed on July 21, 2023, at an exercise price of $0.885 per share, and (iii) warrants to purchase up to 445,545 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”) in connection with the registered direct offering completed on July 21, 2023, at an exercise price of $1.2625 per share. During the nine-month period ended September 30, 2023, we (i) issued warrants to purchase up to an aggregate of 11,745,813 shares of common stock at exercise prices ranging from $0.73 to $1.65 per share to service providers, institutional investors, and the Placement Agent and (ii) were deemed to cancel warrants to purchase 38,400 shares of common stock upon termination of warrants previously issued to placement agents associated with our Initial Public Offering in March 2018 (inclusive of the warrants issued during the three-month period ended September 30, 2023, as described in the immediately preceding sentence). During the three- and nine-month periods ended September 30, 2023, we recorded share-based compensation of $50,853 and $128,164, respectively, associated with the vesting and issuance of warrants. We expect to record an additional $16,797 of share-based compensation for time-based vesting through the end of the fiscal year 2023 and $300,000 of share-based compensation based on performance-based vesting in the future with respect to our warrants outstanding as of September 30, 2023.

During the three-month period ended  September 30, 2022, we issued warrants to purchase up to an aggregate of 100,000 shares of common stock to service providers at exercise prices ranging from $0.74 to $0.84 per share, the fair market value of a share of common stock on the date of issuance. During the nine-month period ended September 30, 2022, we (i) issued warrants to purchase up to an aggregate of 100,000 shares of common stock to service providers at exercise prices ranging from $0.74 to $0.84 per share, the fair market value of a share of common stock on the date of issuance, (ii) issued 13,643 shares of common stock to a placement agent associated with a registered direct offering in November 2019 upon the exercise of warrants on a cashless basis, and (iii) were deemed to cancel warrants to purchase 112,993 shares of common stock upon termination of a warrant and warrant shares forfeited associated with a cashless exercise (inclusive of the warrants issued during the three-month period ended September 30, 2022, as described in the immediately preceding sentence). We recorded share-based compensation of $47,882 associated with warrants during the three and nine-month periods ended September 30, 2022.

As of September 30, 2023, we had outstanding warrants to purchase 13,960,191 shares of common stock at a weighted average exercise price of $1.47 that have been issued to various consultants, investors, and placement agents. These warrants vest immediately or over periods ranging up to 12 months, are exercisable for a period of up to five years, enable the holders to purchase shares of our common stock at exercise prices ranging from $0.73 to $7.22 per share and have per-share fair values ranging from $0.35 to $4.63, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Expected term (in years):	2.5 - 3.0	2.5 - 3.0
Risk-free rate:	5.33% - 5.52%	4.99% - 5.52%
Volatility:	83.14%	83.14%
Dividend yield:	0%	0%

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

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, since  January 1, 2019, by 5% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors or a committee of our board of directors appointed to administer the 2018 Plan.

On  January 1, 2022 and 2023, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 2,393,735 and 2,405,298 shares, respectively. As of September 30, 2023, a total of 437,281 shares of common stock remain available for issuance under the 2018 Plan.

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

Stock Options

As of September 30, 2023, we had outstanding stock options to purchase 11,672,036 shares of common stock that have been granted to various executives, other employees, directors, and independent contractors. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, enable the holders to purchase shares of our common stock at exercise prices ranging from $0.45 to $9.80 per share and have per-share fair values ranging from $0.32 to $7.93, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the three- and nine-months ended September 30, 2023:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Expected term (in years):	6.0	6.0
Risk-free rate:	5.37%	4.60% – 5.73%
Volatility:	83.42%	83.14% - 83.42%
Dividend yield:	0%	0%

During the three-month period ended  September 30, 2023, we (i) granted stock options to purchase an aggregate of 200,000 shares of our common stock with an exercise price of $0.45 per share to an employee, (ii) cancelled options to purchase 12,291 shares of common stock at an exercise prices ranging from $2.20 to $3.55 per share in connection with the termination of certain employees, and (iii) issued 20,000 shares of the Company's common stock upon the exercise of options held by a former board member with an exercise price of $0.30 per share. During the nine-month period ended  September 30, 2023, we (i) granted stock options to purchase an aggregate of 330,000 shares of our common stock with exercise prices ranging from $0.45 to $1.51 per share to employees, (ii) cancelled options to purchase 12,291 shares of common stock at an exercise prices ranging from $2.20 to $3.55 per share in connection with the termination of certain employees, and (iii) issued 20,000 shares of the Company's common stock upon the exercise of options held by a former board member with an exercise price of $0.30 per share (inclusive of the options granted or cancelled, and shares issued, during the three-month period ended September 30, 2023, as described in the immediately preceding sentence).

During the three-month period ended  September 30, 2022, we (i) granted stock options to purchase an aggregate of 9,000 shares of our common stock with an exercise price of $1.49 per share to employees, (ii) issued 116,973 shares of the Company's common stock upon the exercise of options held by an executive with an exercise price of $0.02 per share, and (iii) cancelled options to purchase 49,167 shares of common stock at an exercise prices ranging from $2.20 to $3.66 per share in connection with the termination of certain employees. During the nine-month period ended September 30, 2022, we (i) granted stock options to purchase an aggregate of 2,901,166 shares of our common stock with exercise prices ranging from $1.36 to $3.50 per share to board members, executives, other employees and consultants, and (ii) issued 116,973 shares of the Company's common stock upon the exercise of options held by an executive with an exercise price of $0.02 per share, and (iii) cancelled options to purchase 66,667 shares of common stock at an exercise prices ranging from $2.00 to $3.66 per share in connection with the termination of certain employees (inclusive of the options granted or cancelled, and shares issued, during the three-month period ended September 30, 2022, as described in the immediately preceding sentence).

The weighted average remaining contractual term for the outstanding options at  September 30, 2023 and  December 31, 2022 is 6.43 and 7.08 years, respectively.

Stock option activity for the nine months ended September 30, 2023 and  December 31, 2022, respectively, is as follows:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	11,374,327	$3.08	8,574,301	$3.35
Options granted	82,500	1.43	2,404,562	2.30
Options expired or cancelled	—	—	17,500	2.00
Outstanding at March 31,	11,456,827	$3.07	10,961,363	$3.13
Options granted	47,500	0.85	487,604	1.62
Outstanding at June 30,	11,504,327	$3.06	11,448,967	$3.06
Options granted	200,000	0.45	9,000	1.49
Options exercised	20,000	0.30	116,973	0.02
Options expired or cancelled	12,291	3.12	49,167	2.74
Outstanding at September 30,	11,672,036	$3.02	11,291,827	$3.09
Vested at September 30,	620,911	$2.79	578,807	$2.94
Exercisable at September 30,	9,315,404	$3.14	6,579,287	$3.23

Restricted Stock Units

A summary of the RSU activity under the 2018 Plan during the nine months ended September 30, 2023 is presented below. These amounts include RSUs granted to executives, other employees, and board members. There was no RSU activity for the year ended December 31, 2022.

	Number of	Weighted Average
	Units	Grant Date Fair Value
Outstanding at January 1,	—	—
Restricted stock units granted	1,913,195	1.65
Outstanding at March 31,	1,913,195	$1.65
Restricted stock units granted	371,385	0.74
Outstanding at June 30,	2,284,580	$1.50
Outstanding at September 30,	2,284,580	$1.50
Vested at September 30,	—	—
Expected to vest at September 30,	2,284,580	$1.50

Share-Based Compensation

For the three- and nine months ended September 30, 2023, our total share-based compensation was approximately $1.5 million, including $0.3 million of R&D expense and $1.2 million of G&A expense, and $4.4 million, including $1.0 million of R&D expense and $3.4 million of G&A expense, respectively, nearly all of which represents the expected vesting of options issued to executives, other employees, and service providers and RSUs issued to executives, other employees, and board members, respectively. As of  September 30, 2023, our total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $5.9 million. We expect to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2023, the weighted average term over which these expenses are expected to be recognized is 1.37 years.

For the three- and nine-month periods ended September 30, 2022, our total share-based compensation was approximately $1.2 million, including $0.2 million of R&D expense and $1.0 million of G&A expense, and $3.4 million, including $0.6 million of R&D expense and $2.8 million of G&A expense, respectively, nearly all of which represents the expected vesting of options issued to executives, other employees, and service providers, respectively.

As of September 30, 2023, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. Our total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code ("401(k) Plan") and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. We incurred $29,817 and $120,623 of expense for matching contributions to the 401(k) Plan during the three- and nine months ended September 30, 2023, respectively. We incurred $25,631 and $51,382 of expense for matching contributions to the 401(k) Plan during the three- and nine-month periods ended  September 30, 2022, respectively.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, our President, Chief Executive Officer and Chairman of the Board and IRI's sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of our Company in August 2012, we entered into an Assignment and Collaboration Agreement with IRI, providing us with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (See Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center). There were no amounts incurred or due under this agreement at September 30, 2023 and December 31, 2022.

Note 7 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, we entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, we entered into a three-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with a projected total cost of approximately $2.9 million. We incurred approximately $240,000 and $720,000 of expense from this agreement during the three- and nine-month periods ended  September 30, 2023, respectively. We incurred approximately $240,000 of expense from this agreement during the three- and nine-month periods ended  September 30, 2022. As of September 30, 2023, we have paid approximately $720,000 toward this $2.9 million commitment.

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

On March 3, 2021, we entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants us a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, we agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses. We incurred $0 and $45,000 of expense from this agreement during each of the three- and nine-month periods ended  September 30, 2023, respectively. We incurred $0 and $90,000 of expense from this agreement during the three- and nine-month periods ended  September 30, 2022, respectively. As of September 30, 2023, we have paid approximately $320,000 toward this commitment.

National Institutes of Health

We have a royalty obligation to the National Institutes of Health ("NIH") to be paid upon our receipt of FDA approval using NIH technology. The $240,000 contingent obligation which increases annually by $20,000 and is $340,000 and $360,000 as of December 31, 2022, and September 30, 2023, respectively, and will be recognized if and when we obtain regulatory approval (the event that triggers the payment obligation).

University of Pittsburgh

Pursuant to an exclusive license agreement dated February 11, 2020, by and between us and the University of Pittsburgh, amended on August 17, 2022, and amended again on  November 3, 2022, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a glucagon promoter and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. We incurred $0 and $25,000 of expense from this agreement during each of the three- and nine-month periods ended  September 30, 2023, respectively. We incurred $0 and $25,000 of expense from this agreement during each of the three- and nine-month periods ended  September 30, 2022, respectively. As of September 30, 2023, we have incurred and paid approximately $110,000 toward this commitment.

Pursuant to an exclusive license agreement dated November 22, 2022, by and between us and the University of Pittsburgh, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a macrophage technology and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. We incurred $0 and $25,000 of expense from this agreement during each of the three- and nine-month periods ended  September 30, 2023, respectively. We did not incur expenses from this agreement during the three- or nine-month periods ended  September 30, 2022. As of September 30, 2023, we have incurred and paid approximately $25,000 toward this commitment.

Pursuant to an exclusive license agreement dated December 29, 2022, by and between us and the University of Pittsburgh, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of an insulin promoter and gene therapy technologies to potentially treat Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. We incurred $0 and $25,000 of expense from this agreement during each of the three- and nine-month periods ended  September 30, 2023, respectively. We did not incur expenses from this agreement during the three- or nine-month periods ended  September 30, 2022. As of September 30, 2023, we have paid approximately $25,000 toward this commitment.

Pursuant to an exclusive license agreement dated July 14, 2023, by and between us and the University of Pittsburgh, we agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first year, $50,000 for the second and third years, and $100,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,225,000 in milestone payments related to the usage of an MafB promoter and gene therapy technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. We incurred $25,000 of expense from this agreement during each of the three- and nine-month periods ended  September 30, 2023. We did not incur expenses from this agreement during the three- or nine-month periods ended  September 30, 2022. As of September 30, 2023, we have paid approximately $25,000 toward this commitment.

Contract Development and Manufacturing Organization

We entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization to manufacture good manufacturing practices ("GMP") grade materials for use in our clinical trials with a projected total cost of approximately $4.5 million. We incurred approximately $33,500 and $2.5 million of expense from this agreement during the three- and nine-months ended  September 30, 2023, respectively. We incurred $80,000 of expense from this agreement during the three- and nine-month periods ended  September 30, 2022. As of September 30, 2023, we have paid approximately $2.6 million toward this commitment.

Contingencies

From time to time, we may become subject to threatened and/or asserted claims arising in the ordinary course of our business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on our financial condition, results of operations or liquidity.

Note 8 - Significant Events

Effects of the COVID-19 pandemic are still being felt in the U.S. and around the world. The availability of vaccines holds promise for the future, though new variants of the virus and potential waning immunity from vaccines may result in continued impact from this pandemic in the future, which could adversely impact our financial results or operations. Beginning in June 2021, we experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring review created by an accumulation of clinical trial protocols but are presently no longer experiencing such COVID-19 pandemic-related delays. We also have experienced disruptions in our supply chain regarding our manufacturing and testing operations. We continue to closely monitor the impact of the COVID-19 pandemic on our business and workforce.

Note 9 - Subsequent Events

Share Issuance

On October 2, 2023, we issued 5,000 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services.

Departure of Chief Technology and Manufacturing Officer

Effective as of October 20, 2023, Hemant Kumar’s employment with the Company as Chief Technology and Manufacturing Officer of the Company was terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") together with our interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, in this filing, and in our other SEC filings, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in United States ("U.S.") dollars, unless otherwise noted.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	Our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market;

●	Market conditions;

●	Our capital position;

●	Our ability to compete effectively and with larger and/or better-financed biotechnology and pharmaceutical companies;

●	Our uncertainty of developing marketable products;

●	Our ability to develop and commercialize our products;

●	Our ability to obtain regulatory approvals;

●	Our ability and third-parties’ ability to maintain and protect intellectual property rights;

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

Oncology Platform

Our lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, uses the ONCOPREX Nanoparticle Delivery System to deliver DNA plasmids that express the TUSC2 tumor suppressor gene and is initially being developed in combination with prominent approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis (programmed cell death) in cancer cells, and modulates the immune response against cancer cells. In early studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with current approved therapies and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

Acclaim-1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. Acclaim-1 uses a combination of REQORSA and AstraZeneca's Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. In October 2023, one of our clinical collaborators presented in a poster presentation at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics the Phase 1 results of the Acclaim-1 study.  The reported results showed no dose limiting toxicities (“DLTs”), established a Phase 2 recommended dose of 0.12 mg/kg (the highest dose level administered in the trial) and provided data showing early efficacy of REQORSA in combination with Tagrisso.  Specifically, it showed of the 12 patients treated with escalating doses of REQORSA and standard doses of Tagrisso, all of whom had progressed on Tagrisso containing regimens, two patients experienced prolonged time to progression, including one with continuing partial response. Additionally, a third patient, at the highest dose, has stable disease, is continuing to receive treatment and thus is a candidate for prolonged time to progression. REQORSA administration was generally well tolerated, which we believe is why there were no DLTs. The administration was associated with a delayed infusion-related reaction of muscle aches, fever and chills in some patients, which we believe is similar to reactions seen with the administration of antibodies routinely used in oncology treatment. This was managed with prophylactic steroids, acetaminophen and diphenhydramine, and symptoms decreased with repeat cycles.  We believe this new mechanism and novel approach targeting lung cancer, which comes with a strong safety profile and early signs of efficacy, is paving new ground in the fight against lung cancer. In May 2023, after completion of the Phase 1 portion of the Acclaim-1 trial, the Safety Review Committee (“SRC”) approved advancement from the Phase 1 dose escalation portion of the trial to the Phase 2 expansion portion of the trial.

The Phase 2 expansion portion of the trial is expected to enroll approximately 66 patients; half will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy, in order to determine toxicity profiles of patients with different eligibility criteria, as well as efficacy and other endpoints. There will be an interim analysis following the treatment of 19 patients in each cohort. In preparation for the Phase 2 expansion portion of the trial, we are in the process of adding additional clinical sites. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.  We are working towards opening the Phase 2 expansion portion of the trial for enrollment as soon as reasonably practicable and expect this will occur between December 2023 and the end of the first quarter of 2024, subject to the availability of a new batch of REQORSA.

Acclaim-2: The Acclaim-2 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2 expansion portion, and a Phase 2 randomized portion. The Phase 1 dose escalation portion of Acclaim-2 is open for enrollment but currently not treating patients. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to the Acclaim-2 Safety Review Committee approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment. We expect enrollment in the dose escalation portion of the study to be completed in the second half of 2024, depending on the timing of the availability of a new batch of REQORSA. The Acclaim-2 study has experienced slower than expected patient enrollment, which we primarily attribute to the large number of clinical trials being conducted that seek to combine an investigational drug with Keytruda in the relapsed setting.

Acclaim-3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. In November 2022, we filed with the FDA our protocol for our Phase 1/2 Acclaim-3 clinical trial using a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. We are working towards opening the Phase 1 dose escalation portion of the trial for enrollment as soon as reasonably practicable and expect this will occur between December 2023 and the end of the first quarter of 2024, subject to the availability of a new batch of REQORSA. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

We have experienced a delay in the successful production of a new batch of REQORSA in connection with our transition to a lipid nanoparticle (“LNP”) third party contract development and manufacturing organization (“LNP CDMO”) with advanced and automated processes that we believe ultimately will allow us to more efficiently scale our product as we increase production for our trials. We currently estimate that we have enough REQORSA to treat patients receiving REQORSA in our ongoing clinical trials through December 2023. In the event we have not produced another batch of REQORSA by the time we have used our inventory of REQORSA, treatment of patients in our ongoing Acclaim-1 and Acclaim-2 clinical trials and pending enrollment of patients in our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials would be delayed until a new batch of REQORSA is successfully produced.  We expect to produce a new batch of REQORSA between December 2023 and the end of the first quarter of 2024.

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

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, we believe this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical animal studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of Type 1 diabetes and GPX-003 is being developed for the treatment of Type 2 diabetes. GPX-002 is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. GPX-003 is believed to work by replenishing and rejuvenating the beta cells that make insulin. We expect to finalize our constructs and request to meet with the FDA before the end of 2023 to obtain their guidance on the toxicology studies that we plan to conduct. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-003 in a non-human primate (“NHP”) model of Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023.  In February 2023, our research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The study results showed the treated animals had statistically significant decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline.  In July 2023, we entered into an exclusive license agreement with the University of Pittsburgh related to a gene therapy for both Type 1 and Type 2 diabetes using a MafB promoter to drive expression of the Pdx1 and MafA transcription factors.

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

Critical Accounting Estimates

Our unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract research, manufacturing, and testing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the unaudited condensed balance sheets and within research and development expense in the unaudited condensed statements of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are valued at cost and capitalized and included in research and development supplies.

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

We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third-parties are expensed as the contracted work is performed.

We expect our research and development expenses to increase in the future as we (i) advance our current and future product candidates into and through clinical trials, (ii) transition some of our manufacturing activities to new vendors for a variety of reasons, including to incorporate more advanced processes and scale production, where additional work has been required to successfully adapt our process to these new processes, (iii) pursue regulatory approval of our current and potential product candidates in the U.S. and Europe, and (iv) expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary pre-clinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability, and limited contracted partners. We may never succeed in achieving regulatory approval for any of our current or future product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023, and 2022

The following summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022.

Research and Development Expense

Research and Development ("R&D") expense for the three months ended September 30, 2023 was $4,616,546, compared to $3,157,731 for the three months ended September 30, 2022, an increase of $1,458,815, or 46%. This increase was primarily due to (i) increased manufacturing costs, including the manufacture of new batches of clinical materials, additional work required to be undertaken by new vendors to successfully adapt our process to their new processes, and associated quality testing with CDMOs, (ii) increased usage of our CROs for our Acclaim-1 and Acclaim-2 clinical trials, (iii) increased usage of third-parties for R&D activities, and (iv) increases in R&D overheads due to an increase in R&D personnel from 12 employees at September 30, 2022 to 18 employees on September 30, 2023 to support our manufacturing and pre-clinical and clinical programs.

R&D expense for the nine months ended September 30, 2023, was $13,903,611, compared to $8,124,884 for the nine months ended September 30, 2022. This increase of $5,778,727, or 71%, is primarily due to (i) increased manufacturing costs, including the manufacture of new batches of clinical materials, additional work required to be undertaken by new vendors to successfully adapt our process to their new processes, and associated quality testing with CDMOs, (ii) increased usage of our CROs to manage and maintain our Acclaim-1 and Acclaim-2 clinical trials and initiate our planned Acclaim-3 clinical trial, (iii) increased usage of third-parties for R&D activities, and (iv) an increase in R&D personnel from 12 employees at September 30, 2022 to 18 employees on September 30, 2023 to support our manufacturing and pre-clinical and clinical programs.

General and Administrative Expense

General and administrative ("G&A") expense for the three months ended September 30, 2023 was $3,166,057, compared to $3,006,484 for the three months ended September 30, 2022, an increase of $159,573, or 5%. This increase was primarily due to increases in G&A headcount, professional services, share-based compensation, and offering expenses including placement agent fees associated with our July 2023 registered direct offering.

G&A expense for the nine months ended September 30, 2023, was $11,173,643, compared to $9,107,141 for the nine months ended September 30, 2022. This increase of $2,066,502, or 23%, is primarily due to increases in G&A personnel from 10 employees at September 30, 2022 to 13 employees on September 30, 2023, increased usage in third-parties, including consultants, professional service providers, and legal fees, increases in share-based compensation, and increases attributable to offering expenses including placement agent fees from registered direct offerings in February and July of 2023.

Interest Income. Interest income was $51,391 and $27,877 for the three months ended September 30, 2023 and 2022, respectively, representing an increase of $23,514. The increase associated with interest income for the three months ended September 30, 2023 was primarily due to cashback incentives associated with credit cards and changes in interest rates associated with the cash balances held in money market instruments.

Interest income was $175,413 and $34,500 for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of $140,913. The increase associated with interest income for the nine months ended September 30, 2023 was primarily due to cashback incentives associated with credit cards and changes in interest rates associated with the cash balances held in money market instruments.

Depreciation Expense. Depreciation expense was $3,724 and $6,224 for the three months ended September 30, 2023 and 2022, respectively, representing a decrease of $2,500, or 40%. The changes in associated depreciation expense for the three months ended September 30, 2023 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Depreciation expense was $11,578 and $19,497 for the nine months ended September 30, 2023 and 2022, respectively, representing a decrease of $7,919. The decrease associated with depreciation expense for the nine months ended September 30, 2023 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Net Loss. We had a net loss of $7,748,243 and $6,142,562 for the three months ended September 30, 2023 and 2022, respectively, representing an increase of $1,605,681, or 26%. We had a net loss of $24,931,209 and $17,217,022 for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of $7,714,187, or 45%. The increases in net loss between these periods were primarily due to an increase in headcount from 22 to 31 employees since September 30, 2022, as well as the addition of new CDMO partners and increases in manufacturing and testing, and the expansion of our clinical programs to manage and maintain our Acclaim-1 and Acclaim-2 clinical trials and our planned Acclaim-3 clinical trial.

Liquidity and Capital Resources

From inception through September 30, 2023, we have never generated revenue from product sales and have incurred net losses in each year. As of September 30, 2023, we had an accumulated deficit of $127,759,028. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2022, we sold an aggregate of 3,886 shares of common stock for total net proceeds of $4,532 pursuant to our ATM Facility as governed by the Equity Distribution Agreement (as further described below) and issued 116,973 shares of common stock upon the exercise of options for gross proceeds of $1,755. During the nine months ended September 30, 2023, we (i) sold 53,592 shares of common stock for aggregate net proceeds of $78,355 pursuant to our ATM Facility, (ii) issued 20,000 shares of common stock upon the exercise of stock options of a former board member for gross proceeds of $5,960, and (iii) completed registered direct offerings in which we sold 11,235,268 shares of our common stock and warrants to purchase 11,235,268 shares of our common stock to accredited healthcare-focused institutional investors for aggregate net proceeds of approximately $10.5 million. See also "Note 4 - Equity - Registered Direct Offerings" to our interim condensed financial statements included in this Quarterly Report on Form 10-Q.

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

As of September 30, 2023, we had $11,711,319 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1, Acclaim-2, and/or Acclaim-3 clinical trials and completing pre-clinical work for potential other oncology candidates and completing pre-clinical work and conducting clinical trials for our diabetes program. We have completed the Phase 1 dose escalation portion of the Acclaim-1 trial and on May 25, 2023, the Acclaim-1 SRC approved advancement to the Phase 2 expansion portion of the trial. We continue to work towards the completion of enrollment in the Phase 1 dose escalation portion of the Acclaim-2 trial and we are working towards opening both the Phase 2 expansion portion of the Acclaim-1 trial and the Phase 1 dose escalation portion of the Acclaim-3 trial for enrollment as soon as reasonably practicable and expect they will occur between December 2023 and the end of the first quarter of 2024, subject to the availability of a new batch of REQORSA. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, at-the-market offering program drawdowns, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash and cash equivalents, we estimate that we will be able to fund our expenditure requirements for our necessary operations and expected clinical trial activities into the second quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients and additional time required in connection with our transition to the new LNP CDMO and manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash and cash equivalents during the nine months ended September 30, 2023, and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(19,774,734)	$(13,074,840)
Net cash used in investing activities	(61,383)	(39,737)
Net cash provided by financing activities	10,593,367	1,754
Net decrease in cash and cash equivalents	$(9,242,750)	$(13,112,823)

Cash used in operating activities

Net cash used in operating activities was $19,774,734 and $13,074,840 for the nine months ended September 30, 2023, and 2022, respectively, an increase of $6,699,894, or 51%. This increase was primarily due to our personnel expenses growing as a result of an increase in headcount from 22 to 31 employees as well as increases in contract manufacturing and clinical operation expenses associated with our Acclaim-1 and Acclaim-2 trials and our planned Acclaim-3 clinical trial.

Cash used in investing activities

Net cash used in investing activities was $61,383 and $39,737 for the nine months ended September 30, 2023, and 2022, respectively, an increase of $21,646. This increase was primarily due to timing associated with prosecution costs of our intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $10,593,367 and $1,754 during the nine months ended September 30, 2023, and 2022, respectively. This increase of $10,591,613 was primarily due to sales of common stock in capital raising activities during the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2023.  The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended September 30, 2023, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with U.S. GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the quarter ended September 30, 2023, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) continued evaluation and documentation of processes and controls, (ii) identification and implementation of improvements to information technology and security controls and documentation, (iii) improvements to software workflows to further segregate duties, and (iv) completion of training programs for key accounting and finance personnel related to internal controls and implementation of COSO Framework.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. An investment in our common stock involves a high degree of risk. You should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, together with the information contained elsewhere in this report, including Part I, Item 1 “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, operating results, prospects for growth, and the value of an investment in our common stock.  Such risks referenced above together with the additional risks set out below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results, prospectus for growth, and the value of an investment in our common stock. If any of the events described in such risks occur, our business, financial condition, results of operations and prospectus for growth could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Except as set forth below, there were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. On August 30, 2023, we received notice from Nasdaq indicating that we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “minimum closing bid price requirement”). We were provided an initial compliance period of 180 calendar days from the date of the notice, or until February 26, 2024, to regain compliance with the minimum closing bid price requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We may be eligible for an additional 180 calendar day compliance period. There can be no assurance that we will regain compliance with the minimum closing bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

We will continue to monitor the closing bid price of our common stock and assess potential actions to regain compliance with the minimum closing bid price requirement and may, if appropriate, consider and effectuate available options, including implementation of a reverse stock split of our common stock. If we implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock.

We must regain compliance with Nasdaq’s minimum closing bid price requirement of $1.00 per share (and must continue to maintain compliance with Nasdaq’s other continued listing requirements), or risk delisting, which could have a material adverse effect on our business. If our common stock is delisted from Nasdaq, it could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, contractual counterparties, and employees and fewer business development opportunities. If our common stock were delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have recognized recurring losses, and as of September 30, 2023, had an accumulated deficit of approximately $128.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect the cash and cash equivalents of approximately $11.7 million at September 30, 2023 to be insufficient to meet our operating and capital requirements at least 12 months from the filing of this Quarterly Report on Form 10-Q. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

As further described below, our ability to continue as a going concern is dependent on our ability to raise additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our planned clinical trials. These factors among others create a substantial doubt about our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the three months ended September 30, 2023, we issued and sold the following unregistered securities:

On July 3, 2023, we issued 5,000 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended September 30, 2023.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1*	Amended and Restated Bylaws of Genprex, Inc., as amended by Amendment No. 1 adopted and approved by Genprex, Inc.'s Board of Directors on October 18, 2023.

4.1	Form of Warrant, incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 19, 2023.

4.2	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on July 19, 2023.

10.1#	Exclusive License Agreement, dated July 14, 2023, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 18, 2023.

10.2	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 19, 2023.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

#  Certain portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Genprex, Inc. agrees to furnish supplementally to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The portions of this exhibit that were omitted by means of marking such portions with asterisks because the identified portions are both (i) not material, and (ii) the type that registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: November 14, 2023	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Financial Officer
(Principal Financial and Accounting Officer)