Form 10-K
period 2023-12-31
Genprex, Inc.
filed 2024-04-01
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer:	☐	Accelerated filer	☐
Non-accelerated filer:	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $48.5 million, computed by reference to the closing price of the registrant’s common stock on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Capital Market.

As of March 25, 2024, there were 1,910,441 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, subsequent to the date hereof pursuant to Regulation 14A in connection with the registrant’s 2024 annual meeting of stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2023.

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

•

Our ability to raise additional future financing and possible lack of financial and other resources, our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our ability to continue as a going concern, and to continue to support and fund our preclinical and clinical development programs and growth of our business;

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

PART I

Item 1. Business.

Overview

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. Our oncology platform utilizes our systemic, non-viral ONCOPREX® Delivery System which uses lipid-based nanoparticles in a lipoplex form to deliver tumor suppressor gene-expressing plasmids to cancer cells. The product is administered intravenously, where it is taken up by tumor cells that then express tumor suppressor proteins that were deficient in the tumor. Our diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, our technology is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin.

Oncology Platform

Our lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. In early studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with current approved therapies and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

Acclaim – 1: We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined that the recommended Phase 2 dose (“RP2D”) of REQORSA will be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® for the treatment of late-stage lung cancer. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024.  The Phase 2a expansion portion of the trial is expected to enroll approximately 66 patients; half will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy. The aim is to determine toxicity and efficacy profiles of patients with different eligibility criteria. There will be an interim analysis following the treatment of 19 patients in each cohort. We expect to complete the enrollment of 19 patients in each cohort of the Phase 2a expansion portion of the study by the end of 2024, and thus we expect the interim analyses in early 2025. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim – 2: We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-2 clinical trial. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to Acclaim-2 Safety Review Committee (“Acclaim-2 SRC”) approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the study by making the trial more attractive to a wider variety of investigators. We expect enrollment in the dose escalation portion of the study to be completed in the second half of 2024. We will then initiate and evaluate patients in the Phase 2a expansion portion of the study at the maximum tolerated dose (the “MTD”) or RP2D. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

The expansion portion of both the Acclaim-1 and Acclaim-2 trials are Phase 2 studies.  The expansion portion of these studies provides us the advantage of early insight into drug effectiveness in defined and distinct patient populations at the MTD or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the expansion portion of each study.

Acclaim – 3: We currently are enrolling patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In January 2024, we opened the Phase 1 portion of the Acclaim-3 study for enrollment. We expect to complete the Phase 1 dose escalation portion of the study during the second half of 2024 and we expect to start the Phase 2 expansion portion of our Acclaim-3 study in the second half of 2024. In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment.  In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell regulation, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We believe that our ONCOPREX Delivery System allows for delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and we are in early stages of discovery programs to identify other cancer candidates. In August 2022, we entered into a three-year sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, the Company will continue with its planned additional nonclinical studies before requesting regulatory guidance in 2024 for the IND-enabling studies. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023. These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to our financial statements included in this Annual Report on Form 10-K. In February 2023, the Company’s research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes.

Recent Developments

At-the-Market Offering Program

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an ATM offering program under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights.  As of December 31, 2023, we had not sold any Shares through the Agent under the Agreement. From January 1, 2024 through the date of filing of this Annual Report on Form 10-K, we have sold 158,474 shares of our common stock for net proceeds to us totaling $881,946 through the Agent under the Agreement.

Reverse Stock Split

At our special meeting of stockholders held on December 14, 2023, the Company’s stockholders adopted and approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of Common Stock, at a specific ratio, ranging from one-for-ten (1:10) to one-for-fifty (1:50), with such ratio to be determined by our Board in its discretion.

On January 31, 2024, we filed the amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our Common Stock at a ratio of one-for-forty (1:40) (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the amendment at 12:01 AM Eastern Time on February 2, 2024 under a new CUSIP number, 372446-203.  All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

March 2024 Registered Direct Offering

On March 21, 2024, we completed a registered direct offering, in which we sold to an institutional investor an aggregate of (i) 165,000 shares of our common stock, (ii) pre-funded warrants (the “March 2024 Pre-Funded Warrants”) exercisable for up to an aggregate of 1,377,112 shares of our common stock, and (iii) warrants (the “March 2024 Common Warrants”) exercisable for up to an aggregate of 1,542,112 shares of our common stock.  The offering price for each share of common stock and accompanying March 2024 Common Warrant was $4.215, and the offering price for each March 2024 Pre-Funded Warrant and accompanying March 2024 Common Warrant was $4.2149.  The March 2024 Pre-Funded Warrants are exercisable immediately upon issuance at an exercise price of $0.0001 per share and will expire when exercised in full. The March 2024 Common Warrants are exercisable immediately upon issuance at an exercise price of $4.09 per share and will expire in five years from the date of issuance. We received net proceeds of approximately $5.8 million after commissions and expenses, excluding any proceeds that may be received in the future from any exercise of the March 2024 Common Warrants. In connection with the offering, we also amended certain existing warrants to purchase up to an aggregate of 194,248 shares of our common stock that were previously issued to investors in March 2023 and July 2023, with exercise prices of $44.00 and $35.40 per share and expiration dates of March 1, 2028 and July 21, 2028 for $0.125 per amended warrant, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of this offering.

Our Pipeline

Our technologies are designed to administer disease-fighting genes to provide new therapies for large patient populations with cancer and diabetes who currently have limited treatment options. We are developing our lead oncology product candidate REQORSA to be administered with targeted therapies and with immunotherapies for NSCLC and SCLC. We continue to conduct preclinical research to explore how REQORSA may be administered with targeted therapies and immunotherapies in other solid tumors, such as ALK-positive NSCLC, and we are researching how other cancer fighting genes, such as NPRL2, can enhance our portfolio using our systemic, non-viral gene therapy platform, the ONCOPREX DeliverySystem. Using a different gene therapy delivery system, we are also developing our preclinical diabetes candidate GPX-002 using the same construct for both Type 1 diabetes and Type 2 diabetes (formerly known as GPX-003 when a different construct was being considered for Type 2 diabetes). The following table summarizes our product development pipeline.

Introduction – Cancer

Cancer and Genetic Mutations. Cancer results from genetic mutations. Mutations that lead to cancer are usually present in two major classes of genes: oncogenes, which are involved in functions such as signal transduction and transcription; and tumor suppressor genes, which play multiple roles in governing cell growth and proliferation. Transduction is the process by which chemical and physical signals are transmitted into cells. In cancer cells, the oncogene mutations may overwhelm the natural tumor suppression processes, or those tumor suppression processes may be impaired or absent. Functional alterations due to mutations in oncogenes or tumor suppressor genes may result in the abnormal and uncontrolled growth patterns characteristic of cancer. These genetic alterations facilitate malignant growth by affecting signal transduction pathways and transcription, such as inhibiting normal growth signaling in the cell, circumventing the natural process of apoptosis, evading the immune system’s response to cancer, and inducing angiogenesis, which is the formation of new blood vessels that supply cancer cells.

The most common genetic alterations present in lung cancer are in tumor suppressor genes.  No targeted small molecule drugs have successfully been developed against tumor suppressor gene mutations in NSCLC or SCLC.

Another genetic condition often associated with lung cancer is the presence of mutations of tyrosine kinases. Tyrosine kinases are enzymes that play an important role in signal transduction through the modification of proteins by adding phosphate groups (phosphorylation) onto the amino acid tyrosine, to change the proteins’ function. When an EGFR ligand binds to the EGFR, two EGFR transmembrane proteins are brought close together on the cell membrane surface, and the intracellular tyrosine kinase domains can autophosphorylate, and activate downstream processes, including cell signaling pathways that can lead to cell growth and proliferation. EGFRs can act similarly to a switch that turns “on” and “off” when phosphate groups are either added or taken away. Mutated kinases can have a malfunctioning on/off switch, causing the switch to be stuck in the “on” position leading to the loss of control of cell growth.

Cancer and the Immune System. Cancer can also spread when the body’s natural immune functions are impaired, including by the cancer cells themselves. PD-1, or Programmed Death-1, is a receptor expressed on the surface of activated T cells, which are part of the body’s immune system. PD-L1 is a ligand for PD-1 which is expressed on the surface of cancer and other cells. The binding of PD-1 to PD-L1 has been speculated to contribute to cancer cells’ ability to evade the body’s immune response. PD-1 and similar molecules are called immune checkpoint inhibitors because they can impede the normal immune response, for example by blocking the T cells from attacking the cancer cells. In many cancers, PD-L1 is up-regulated. Substantial research has been performed in the emerging field of immuno-oncology to discover drugs or antibodies that could block PD-1 and similar receptors. It is believed that blocking the PD-1/PD-L1 interaction pathway and other similar checkpoints, such as cytotoxic T-lymphocyte-associated protein 4, or CTLA-4, with drugs called checkpoint inhibitors can prevent cancer cells from inactivating T cells, leading to an attack of the immune system on the cancer.

Current Treatment of NSCLC. Chemotherapy is the standard treatment for the majority of NSCLC patients, as it is for many other cancer patients. Because it is a non-selective systemic treatment, rather than a targeted approach to treating cancer, chemotherapy also kills healthy cells and has a number of other undesirable side effects.

A subset of NSCLC patients carry a mutation in EGFR, which makes their tumors sensitive to EGFR tyrosine kinase inhibitors (“EGFR TKIs”). The two most common are referred to as exon 19 deletion and exon 21 substitution. Several pharmacological and biological approaches, including EGFR TKIs, have been developed specifically to block activated EGFR for cancer therapy. EGFR TKI drugs are the most common targeted therapies used in lung cancer.  Several EGFR TKI therapies are marketed commercially including, but not limited to, Tagrisso, Tarceva, Iressa and Gilotrif.

Approximately 10% to 20% of NSCLC patients of North American and European descent and approximately 40% to 50% of NSCLC patients of Asian descent have activating EGFR mutations. This means that the majority of NSCLC patients do not have activating EGFR mutations and are therefore “EGFR negative” and not optimal candidates for EGFR TKIs.

In addition, even among those patients who are EGFR positive and benefit from EGFR TKI therapy, nearly all eventually become resistant to and ultimately no longer respond to EGFR TKI therapy, resulting in eventual disease progression. For example, according to the FLAURA study, sponsored by AstraZeneca, the median time to tumor progression for lung cancer patients on Tagrisso monotherapy is approximately 18 months. Furthermore, although recent clinical trials have shown that combining EGFR TKIs with conventional chemotherapy increases progression free survival for lung cancer patients with EGFR mutations compared to Tagrisso monotherapy, it is not yet clear whether the combination of Tagrisso and chemotherapy initially leads to longer overall survival than treatment with Tagrisso monotherapy (which has relatively few side effects) and then treatment with chemotherapy at the time of disease progression.

Current Treatment of SCLC.  SCLC is staged as limited stage, in which the cancer is only on one side of the chest and can be treated with a single radiation therapy field, or as extensive stage (ES), which includes all other patients. Since SCLC is an aggressive disease, the vast majority of patients have extensive stage SCLC at the time of initial diagnosis. The standard treatment for ES-SCLC for many years was a combination chemotherapy with carboplatin and etoposide for 4 cycles of treatment, as treatment with chemotherapy for longer duration or treatment including other agents was not shown to be beneficial.  In the last several years the addition of immune checkpoint inhibitors has been shown to have improved efficacy when added to 4 cycles of chemotherapy.  Thus, standard treatment now consists of either Tecentriq or Imfinzi added to 4 cycles of carboplatin and etoposide, and then Tecentriq or Imfinzi are continued as maintenance therapy until disease progression.

However, treatment of ES-SCLC is not curative, and patients progress quickly.  In patients receiving Tecentriq and chemotherapy, the progression free survival (“PFS”) after starting maintenance Tecentriq is only 2.6 months.  Further improvements in the treatment of ES-SCLC are needed.

Epidemiology of Lung Cancer. According to the World Health Organization in 2023, lung cancer was the leading cause of cancer deaths worldwide. According to the American Cancer Society in 2023, lung cancer accounts for about one in five of all cancer deaths in the United States, and causes more deaths in the U.S. with more people dying of lung cancer in the U.S. than of colon, breast and prostate cancers combined. In 2020, there were more than 2 million new lung cancer cases and approximately 1.8 million deaths from lung cancer worldwide. In the U.S., according to the American Cancer Society, it is estimated that in 2024 there will be more than 234,000 new cases of lung cancer and more than 125,000 deaths from this disease. NSCLC represents about 82% of all lung cancers and the five-year survival rate for patients with NSCLC with distant spread is 9 percent. SCLC represents about 14% of lung cancer patients and the five-year survival rate for patients with SCLC with distant spread is 3 percent. With limited benefit from current therapies, we believe there is a significant unmet medical need for new treatments for NSCLC and SCLC in the U.S. and globally, and we believe REQORSA may be suitable for the majority of lung cancer patients.

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

REQORSA consists of a TUSC2 gene expressing plasmid encapsulated in non-viral lipid-based nanoparticles in a lipoplex form (our ONCOPREX Delivery System), which has a positive charge. REQORSA is injected intravenously and specifically targets cancer cells. Cancer cells have elevated metabolism compared to healthy cells and as a result, are negatively charged compared to healthy cells, which are generally charge neutral. REQORSA is designed to deliver the functioning TUSC2 gene to cancer cells while minimizing uptake by normal tissue. Laboratory studies conducted at MD Anderson show that the uptake of TUSC2 in tumor cells in vitro after REQORSA treatment was 10 to 33 times the uptake in normal cells. Biopsies in three patients with NSCLC treated with REQORSA show major increases in TUSC2 protein expression in the tumor cells one day after REQORSA administration. We believe that REQORSA is the first systemic gene therapy to be used for cancer in humans. Many other gene therapies require complex procedures, such as removal of cells from a patient and modification of those cells which are then reinfused into the patient, and many, unlike REQORSA, lead to permanent changes in a patient’s DNA.

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

Resistance to targeted drugs and checkpoint inhibitors often develops through activation of alternate bypass pathways. For example, when PD-1 is blocked, the TIM-3 checkpoint is up-regulated. We believe that REQORSA’s multimodal activity will block emerging bypass pathways, thereby potentially reducing the probability that drug resistance develops.

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

TUSC2, the Tumor Suppressor Gene in REQORSA®

TUSC2 is a multifunctional gene that plays a vital role in cancer suppression and normal cell regulation. Key TUSC2 anti-cancer mechanisms of action include the inactivation of multiple oncogenic kinases, the induction of apoptosis, the control of cell signaling and inflammation, and modulation of the immune system to fight cancer. REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our preclinical data indicate that REQORSA in combination with both EGFR TKIs and with immunotherapies can achieve results more favorable than results achieved with either REQORSA or such other therapies alone, and may make those drugs effective for patients with drug resistance who would not otherwise benefit from them.

Normal TUSC2 function is often inactivated early in cancer development, making TUSC2 a potential target for all stages of cancer, including metastatic disease. The TUSC2 protein is reduced or absent in approximately 82% of NSCLCs and in 100% of SCLCs. In patients with NSCLC, the loss of TUSC2 expression has been associated with significantly worse overall survival than when TUSC2 expression is not decreased.

Studies show TUSC2 protein functions as a key mediator in the Apaf1-mediated mitochondrial apoptosis pathway by recruiting and directing cytoplasmic Apaf1 protein to a critical cellular location and activating it in situ, thereby up-regulating activity of other proapoptotic effectors. TUSC2 functions to mediate apoptosis in cancer cells through interaction with Apaf1 and also down-regulates multiple tyrosine kinases that control cell growth, including EGFR, AKT, platelet-derived growth factor receptor (“PDGFR”), c-Kit, and c-Abl.

In normal cells, the proteins involved in the PI3K/AKT/mTOR pathway play an important role in cellular function and cellular trafficking. In this pathway, PI3K, a kinase, generates messenger molecules required to translocate AKT, another protein kinase, to the cell’s plasma membrane where it is phosphorylated and activated. These proteins are often found to be aberrantly active in cancers, causing cells to lose their ability to control cell growth, proliferation, and differentiation. Thus, mutations in PI3K and its upstream activators, such as EGFR, have been associated with many forms of cancers.

Similarly, proteins in the Ras/MAPK pathway, which is a signal transduction pathway that transduces signals to the cell nucleus where specific genes are activated for cell growth, division and differentiation, play a critical role in cellular responses to various stress stimuli, including osmotic stress, DNA damage, and inflammation. As shown in the figures below, the TUSC2 protein, a potent pan-kinase inhibitor, blocks multiple cell-signaling pathways downstream of the EGFR receptor and leads to cell cycle interruption, thereby preventing cancer cell proliferation and survival.

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

Pan-Kinase Inhibition by TUSC2

Stimulation of Apoptotic Signaling by TUSC2

Our clinical and preclinical data indicate that the combination of REQORSA with EGFR TKIs, may increase anti-tumor activity in cancers with or without EGFR mutations and in cancers that have become resistant to EGFR TKI therapy, thus potentially expanding the number of patients who could benefit from those drugs.

TUSC2 and the Immune Response. In addition to its pro-apoptotic cytotoxicity and tyrosine kinase inhibitory activity, TUSC2 enhances the immune response to cancer. Data from preclinical studies at MD Anderson has shown a benefit from the combination of TUSC2 and anti-PD-1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, natural killer (“NK”) cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 on the surface of cancer cells. As a result, lymphocytes expressing the PD-1 receptor are more likely to recognize the cancer cell as an altered cell that should be destroyed.  In addition, by inducing tumor cell apoptosis TUSC2 increases antigen release and presentation, thus promoting an enhanced antitumor response in the presence of other immune regulators.

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

Modulation by TUSC2 of the Immune Response to Cancer

In work presented in an abstract for the 2024 American Association of Cancer Research (AACR) meeting, our clinical collaborators have shown that TUSC2 has metabolic effects both in lung cancers and in normal cells.  TUSC2 is encoded by the nuclear DNA, but the TUSC2 protein resides in the inner membrane of the mitochondria. TUSC2 has been shown to play a critical role in mitochondrial respiration/energy metabolism, reactive oxygen species production, and in Ca2+ flux to and from mitochondria. This recent work demonstrated that TUSC2 re-introduction to TUSC2-deficient cancer cells consistently suppressed both glycolysis and mitochondrial ATP production, thus leaving cells without sufficient energy to support their vital functions. This suggests that TUSC2 protein introduced to cancer cells lacking TUSC2 can decrease the high metabolic rate that is characteristic of cancer cells, leading to marked decreases in cell growth.  The data also showed that both glycolytic and mitochondrial metabolism of a normal epithelial cell line were strengthened after the introduction of TUSC2, suggesting a beneficial role of TUSC2 for the metabolic health of normal cells. This suggests that TUSC2 effects on metabolism in normal lymphocytes could lead to the increased immune response to lung cancers seen in animal models receiving REQORSA.  The study further suggested that REQORSA may play an important role as a cancer treatment to target and disrupt the metabolism of cancer cells, leading to a decrease in the rate of glycolysis.

ONCOPREX® Delivery System

Our oncology platform consists of DNA plasmids expressing tumor suppressor genes contained in non-viral lipid-based nanoparticles in a lipoplex form (“lipoplexes”) delivered intravenously. Lipoplexes (see figure below) have lipid-based nanoparticles that clump together, thus protecting the DNA between them from being destroyed in the bloodstream. REQORSA utilizes the ONCOPREX® Delivery System to encapsulate the TUSC2 gene in positively charged lipoplexes that are attracted to negatively charged cancer cells, and then enter the cancer cell through selective endocytosis, a process by which cells take in substances from outside the cell by engulfing them in a vesicle.

NON-VIRAL DELIVERY OF TUMOR SUPPRESSOR GENE

TUSC2 gene
Plasmid containing tumor suppressor gene
ONCOPREX® DELIVERY PLATFORM (liposome)
REQORSA® Immunogene Therapy
Lipoplex containing DNA plasmids
Dying cancer cell
Tumor suppressor gene protein
Plasmid with TUSC2 gene
Cancer cell
A Close Up of the ONCOPREX Liposome
DOTAP (+ charge)
Cholesterol (no charge)

Operation of the ONCOPREX Delivery System

The cationic (positive) charge of the lipoplexes helps to target cancer cells, which have a slight negative charge due to their high glycolytic rate.  A Phase 1 clinical trial showed that intravenous REQORSA therapy selectively and preferentially targeted tumor cells, resulting in anticancer activity. The lipoplexes are non-immunogenic, allowing repetitive therapeutic dosing and providing extended half-life in the circulation.

The ONCOPREX Delivery System is a non-viral delivery system. Many gene therapies rely on viral based delivery systems. The benefit of the viral system is that viruses are skilled at penetrating cells. However, viruses can also affect more than one type of cell and it is possible that the virus may infect cells other than the targeted cells containing mutated genes. If this happens, healthy cells may be damaged causing other illness or diseases, such as cancer. Once REQORSA is taken up into a cancer cell, the TUSC2 gene is expressed and TUSC2 protein is capable of restoring certain defective functions in the cancer cell. REQORSA has been designed using the ONCOPREX Delivery System to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Laboratory studies showed that the uptake of TUSC2 in tumor cells after REQORSA treatment was 10 to 33 times the uptake in normal cells, and studies in three NSCLC patients showed a major increase in TUSC2 expression in tumor tissue one day after REQORSA administration.  REQORSA is also delivered systemically as opposed to many other gene therapies which are locally delivered.

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

REQORSA, our lead oncology product candidate, initially is being developed as a potential treatment for NSCLC and SCLC.  Clinical and preclinical data indicate that REQORSA, when combined with EGFR TKIs such as Tagrisso, Tarceva and Iressa, provides a synergistic effect. Further, our data shows that REQORSA may re-sensitize EGFR positive patients who become resistant to, and therefore no longer benefit from, EGFR TKIs alone. Preclinical and clinical data support our belief that REQORSA may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need, such as NSCLC patients with EGFR mutations, and ALK positive NSCLC patients. These data also served as the basis for the receipt from the FDA in January 2020 of our first Fast Track Designation. This FDA Fast Track Designation is for use of the combination of REQORSA with Tagrisso for the treatment of NSCLC patients with EGFR mutations whose tumors progressed after treatment with Tagrisso.

Preclinical data also have shown that REQORSA enhances the immune response to cancer. Data from preclinical studies at MD Anderson have shown a therapeutic benefit from the combination of TUSC2 and anti-PD-1 antibody or anti-PD-L1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, NK cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 on the surface of cancer cells. These data, along with our previous preclinical and clinical data, provided the basis for the receipt from the FDA in December 2021 of our second Fast Track Designation. In granting this Fast Track Designation, the FDA found that REQORSA has the potential to provide a benefit over existing therapies for patients whose tumors progress on Keytruda. This FDA Fast Track Designation is for use of the combination of REQORSA with Keytruda for the treatment of NSCLC patients whose tumors progressed after treatment with Keytruda.

Our study in SCLC builds on the preclinical data showing that REQORSA enhances the immune response to cancer, and that the combination of REQORSA and immune checkpoint inhibitors demonstrates a therapeutic benefit over immune checkpoint inhibitors alone.  Immune checkpoint inhibitors, such as Tecentriq, have recently been approved for use in ES-SCLC.  Tecentriq, for instance, is used in combination with the chemotherapy drugs carboplatin and etoposide for 4 cycles of therapy, and then Tecentriq is administered alone as maintenance therapy until disease progression.  Unfortunately, this is a relatively short time since the median PFS after starting maintenance therapy is 2.6 months. Our goal with combining REQORSA and Tecentriq as maintenance therapy is to prolong PFS and survival of ES-SCLC patients.  In June 2023, the FDA granted our third Fast Track Designation. In granting this Fast Track Designation, the FDA found that REQORSA has the potential to provide a benefit over existing therapies for patients with ES-SCLC.  This FDA Fast Track Designation is for the use of the combination of REQORSA with Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment.  In August 2023, the FDA also granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

Preclinical studies by MD Anderson researchers have included combining REQORSA with:

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

We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial, an open-label, dose-escalation and clinical response study of REQORSA in combination with Tagrisso in patients with advanced, EGFR-mutant, metastatic non-small-cell lung cancer who have progressed after treatment with Tagrisso. Patients must have histologically confirmed unresectable stage III or IV EGFR-positive NSCLC (any histology) with:

●	radiological progression on Tagrisso (third generation EGFR-TKI); and
●	ECOG performance status of 0 to 1.

We enrolled 12 patients in the completed Phase 1 dose escalation portion of the Acclaim-1 study and estimate that the Phase 2a expansion portion will enroll approximately 66 patients in 2 cohorts, and the randomized Phase 2b portion will enroll approximately 74 patients. Starting with the Phase 2a expansion portion of the study, all patients receiving REQORSA in this study are required to submit an archival biopsy specimen that can be evaluated for TUSC2 expression. Half of the patients enrolled in the Phase 2a expansion portion of the study will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy.  The aim is to determine toxicity and efficacy profiles of patients with different eligibility criteria. There will be an interim analysis following the treatment of 19 patients in each cohort.  In connection with the Phase 2 expansion portion of the trial, we are in the process of adding approximately 3-5 additional clinical sites and we expect to enroll patients at approximately 10-15 U.S. clinical sites for the Acclaim-1 study. We opened the Phase 2a expansion portion of the Acclaim-1 study and enrolled and dosed the first patient in January 2024.  We expect to complete the enrollment of the 19 patients in each cohort of the Phase 2a expansion portion of the study by the end of 2024, and thus we expect the interim analyses in early 2025. Patients enrolled in the Phase 2b portion of the study will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy.  Patients will be treated until disease progression or unacceptable toxicity is experienced.

The primary endpoint of the Phase 1 portion of the Acclaim-1 study was to determine a dose with DLT or, if DLT was not experienced, to determine the randomized RP2D.  Since no DLTs were experienced in Phase 1, the 0.12 mg/kg dose of REQORSA was determined to be the RP2D. The primary endpoint of the Phase 2a expansion portion is overall response rate (ORR). The primary endpoint of the Phase 2b randomized portion of the trial is PFS which is defined as time from randomization to disease progression) or death. Patients will be followed for survival.

In October 2023, one of our clinical collaborators presented a poster presentation at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics detailing the Phase 1 results of the Acclaim-1 study. While the Phase 1 portion of the Acclaim-1 study was designed primarily to assess safety, we believe promising efficacy results were also observed.  The reported results showed no DLTs, established a RP2D of 0.12 mg/kg (the highest dose level administered in the trial) and provided data showing early efficacy of REQORSA in combination with Tagrisso.  Of the 12 patients treated with escalating doses of REQORSA and standard doses of Tagrisso, all of whom had progressed on Tagrisso containing regimens, three patients, as of data from January 2024, had experienced prolonged time to progression, including one with continuing partial response. Specifically, one patient at the 0.06 mg/kg dose level, previously treated with carboplatin, pemetrexed, and Tagrisso, had a partial remission by investigator evaluation and treatment is now ongoing in the trial after 28 cycles, which is approximately 19.5 months. A second patient at the 0.12 mg/kg dose level who was previously treated with cisplatin, pemetrexed, carboplatin, and Tagrisso has stable disease and is continuing to receive REQORSA after 14 cycles, or approximately 10 months. And a third patient who was at the 0.09 mg/kg dose level, previously treated with Tagrisso, had stable disease and received 14 cycles, over approximately 10 months before disease progression occurred. The extended PFS of each of these patients is consistent with long-term PFS seen in several patients in prior early stage clinical trials of REQORSA and is not expected with treatment with Tagrisso alone after progression on Tagrisso. REQORSA administration was generally well tolerated and there were no DLTs.  The administration was associated with a delayed infusion-related reaction of muscle aches, fever and chills in some patients, which we believe is similar to reactions seen with the administration of antibodies routinely used in oncology treatment. This was managed with prophylactic steroids, acetaminophen and diphenhydramine, and symptoms decreased with repeat cycles.  We believe this new mechanism and novel approach targeting lung cancer, which comes with a strong safety profile and early signs of efficacy, is paving new ground in the fight against lung cancer.

Acclaim-2

In December 2021, we received Fast Track Designation from the FDA for use of REQORSA in combination with the checkpoint inhibitor Keytruda for the treatment of advanced NSCLC patients whose tumors progressed after treatment with Keytruda.

In 2019, preclinical data were presented by MD Anderson collaborators relating to the combination of REQORSA, with Keytruda showing that TUSC2 combined with the checkpoint blockade mechanism of action of Keytruda was more effective than Keytruda alone in increasing the survival of mice with a human immune system (humanized mice) that had metastatic lung cancer with a human lung cancer. MD Anderson also presented preclinical data in 2019 for the combination of TUSC2, Keytruda and chemotherapy for the treatment of some of the most resistant metastatic lung cancers. This study found that the addition of TUSC2 demonstrates synergy with Keytruda and also with Keytruda combined with chemotherapy, and thus, may improve on the first-line standard of care for lung cancer which includes chemotherapy.

We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-2 clinical trial, an open-label, dose-escalation and clinical response study of REQORSA in combination with Keytruda in patients with advanced, metastatic non-small-cell lung cancer who have progressed after treatment with Keytruda. Patients must have histologically confirmed unresectable stage III or IV NSCLC (any histology) with:

●	radiological progression on Keytruda; and
●	an ECOG performance status of 0 to 1.

Starting in 2024, all patients receiving REQORSA in this study are required to submit an archival biopsy specimen that can be evaluated for TUSC2 expression. We expect to enroll patients at approximately 10 U.S. clinical sites and estimate that the dose escalation portion of the Acclaim-2 trial will enroll up to 18 patients, the Phase 2a expansion portion will enroll 36 patients, and the Phase 2b randomized portion will enroll approximately 126 patients.  Patients enrolled in the Phase 2b randomized portion of the study will be randomized 2:1 to either REQORSA and Keytruda combination therapy in the experimental arm or to chemotherapy (docetaxel with or without ramucirumab), or to the investigator’s choice of therapy in the control arm. Patients will be treated until disease progression or unacceptable toxicity is experienced.

The primary endpoint of the dose escalation portion is DLT, defined as ≥Grade 3 prolonged non-hematological or ≥Grade 4 prolonged hematological toxicity occurring during the first cycle of therapy and considered to be possibly, probably, or definitely related to REQORSA and Keytruda combination therapy. The primary endpoint of the Phase 2a expansion portion and the Phase 2b randomized portion of the trial is progression-free survival which is defined as time from randomization to disease progression or death. Patients will be followed for survival.

Patients are currently being treated at the 0.06 mg/kg dose level and, subject to Acclaim-2 SRC approval, we will treat the two successive cohorts of patients at the 0.09 mg/kg and 0.12 mg/kg dose levels. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the study by making the trial more attractive to a wider variety of investigators. We expect enrollment in the Phase 1 dose escalation portion of the Acclaim-2 trial will be completed in the second half of 2024. We will then initiate and evaluate patients in the Phase 2a expansion portion of the study at the MTD or RP2D to expand the safety and efficacy profile at that dose in order to better evaluate efficacy and to increase the likelihood of a successful Phase 2b randomized trial, which will follow the expansion portion.

Acclaim-3

In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.  We currently are enrolling patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-3 clinical trial. Patients in the study will be enrolled after receiving initial treatment with 3-4 cycles of carboplatin, etoposide, and Tecentriq, and achieving complete response, partial response or stable disease. They will then receive treatment with REQORSA and Tecentriq as maintenance therapy every 21 days until disease progression. In January 2024, we opened the Phase 1 portion of the Acclaim-3 study for enrollment and added multiple clinical sites through our collaboration with a large network of integrated, community-based oncology practices. We now anticipate enrolling patients at approximately 10 U.S. clinical sites and estimate that the Phase 1 dose escalation portion of the Acclaim-3 trial will enroll up to 12 patients, and the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S clinical sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 1 escalation portion is to determine the MTD or RP2D and the primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. We expect to complete the Phase 1 portion of the study during the second half of 2024 and we expect to start the Phase 2 expansion portion of our Acclaim-3 study in the second half of 2024.

ONC-001: REQORSA® Phase 1 Monotherapy Trial (completed)

In 2012, MD Anderson researchers completed a Phase 1 clinical trial of REQORSA as a monotherapy (the “Phase 1 Monotherapy Trial”) in patients with advanced NSCLC with disease progression at study entry. The primary objective of the REQORSA Monotherapy Trial was to assess the toxicity of REQORSA administered intravenously and to determine the MTD and RP2D of REQORSA alone. Secondary objectives were to assess the expression of TUSC2 following intravenous delivery of REQORSA in tumor biopsies and also to assess the anticancer activity of REQORSA. This trial showed that REQORSA was well tolerated and established the single-agent MTD and the therapeutic dosage for REQORSA at 0.06 mg/kg administered every 21 days. This MTD was established based on the occurrence of an asymptomatic, Grade 3 laboratory abnormality in 2 patients.  Although this trial was not designed to show changes in outcomes, a halt in cancer growth was observed in a number of patients, and tumor regressions occurred in primary lung tumors and metastatic cancers in the liver, pancreas, and lymph nodes. In addition, pre- and post-treatment patient biopsies demonstrated that intravenous REQORSA selectively and preferentially targeted patient’s cancer cells and suggested that clinical anti-cancer activity was mediated by increased expression of TUSC2 in the cancer cells.

In the Phase 1 Monotherapy Trial, REQORSA was injected intravenously in stage IV (metastatic) lung cancer patients who had received traditional platinum combination chemotherapy but had tumor progression at the time of entry into the study. Thirty-one subjects were treated at six dose levels. Seventy percent of subjects had received two or more prior chemotherapy regimens. The only serious adverse events were grade 3 fever (experienced by three patients) and grade 3 hypotension (experienced by 1 patient). The only dose-limiting toxicities were two episodes of transient grade 3 hypophosphatemia (abnormally low levels of phosphate in the blood) resulting in an MTD of 0.06 mg/kg. Five patients, or 22% of the 23 evaluable patients, achieved disease control for periods ranging from 2.6 months to 10.8 months. The median disease control period for these patients was 5.0 months (95% CI: 2.0-7.6). Median survival for all subjects in the Phase 1 Monotherapy Trial was 8.3 months (95% CI 6.0-10.5 months) and mean survival time was 13.2 months (95%CI 8.9-7.5 months) with a range of two to 23+ months.

Two subjects had reductions in primary tumor size of 14% and 26%. One subject with stable disease, a 54-year-old female with a large cell neuroendocrine carcinoma who received 12 cycles of REQORSA therapy before having disease progression, had evidence of a durable metabolic response, which is a lasting reduction of metabolic activity in the tumor, as shown by positron emission tomography ("PET") imaging. The response was documented with PET scans performed after the second, fourth and sixth doses, all showing markedly decreased metabolic activity in the tumor with no changes in size or number of metastases by computed tomography ("CT") imaging. The illustration below is of the PET scan of this subject performed at baseline (Illustration A) and after the fourth dose (Illustration B). This subject had received six prior chemotherapy regimens. Prior to entry in the Phase 1 Monotherapy Trial, two hepatic metastases were progressing on gemcitabine. The subject also had a metastasis in the head of the pancreas and a peripancreatic lymph node, shown by the arrows in the illustration below. Illustration A shows the pretreatment PET scan. Illustration B shows the post treatment PET scan performed 20 days following the fourth dose of REQORSA. All scans were performed within a 60 to 90 minute window after injection.

Metabolic Tumor Response in a Metastatic Lung Cancer Subject

This subject survived after subsequent therapy more than seven years after the final treatment with REQORSA, to our knowledge, without evidence of cancer progression in the responding sites.

ONC-002: Phase 1/2 - Trial Combining REQORSA with Tarceva (Phase 1 portion completed; Phase 2 portion closed in order to conduct Acclaim-1 instead)

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

The Phase 1 portion of the Phase 1/2 Combination Tarceva Trial was also a dose escalation study with the primary purpose of determining the MTD. DLT were defined as grade 3, 4, or 5 events during the first cycle of treatment that were considered to be treatment related. At dose level 1, one subject had grade 3 adverse events of fatigue, muscle weakness, and hyponatremia (low sodium level) considered to be related to the study treatment (Tarceva). Therefore, three additional subjects were treated at this dose level (six subjects total), none of whom had a DLT. At dose level 2, there were no DLTs. At dose level 3, one subject had a grade 3 rash considered to be related to the study treatment (Tarceva); therefore, an additional three subjects were treated at this dose level (six subjects total). No additional subjects had a DLT. At dose level 4, there were no DLTs; thus, dose level 4, as the highest dose evaluated, was determined to be the dose to be used in the Phase 2 portion of the study.

Since the eligibility criteria, drug administration details (other than dose) and evaluation details were identical for the Phase 1 portion and the Phase 2 portion, the three subjects in the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial who were treated at the Phase 2 dose (0.06 mg/kg) were included in the analysis of the Phase 2 portion of the study.

Phase 2 Portion: The Phase 2 portion of the Phase 1/2 Combination Tarceva Trial was a Simon two-stage trial designed to include subjects treated with the combination of REQORSA and Tarceva at the Phase 2 dose with the primary goal of measuring the response rate, and secondary endpoints of stable disease, time to progression and overall survival. The response rate for cancer therapies was defined as Complete Response (CR) + Partial Response (PR); disease control rate was defined as Complete Response (CR) + Partial Response (PR) + Stable Disease (SD) > 8 weeks. Although this Simon two-stage trial was closed early to start the Acclaim-1 study instead, the trial had already met the required response rate to advance to the second stage and to complete the full enrollment.

Enrollment criteria for the Phase 2 portion were identical to those in the Phase 1 portion. Subjects received three-week cycles of REQORSA in combination with Tarceva until the occurrence of progressive disease (PD), unacceptable toxicity, withdrawal of consent, or study treatment discontinuation for other reasons, whichever occurred first.

Of the 39 patients planned for the Phase 2 portion of the trial, 10 were enrolled (three of whom were also subjects of the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial). None of the 10 subjects treated in the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial had a DLT. Results from the Phase 2 portion for the 10 patients show that:

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

The following table provides data from the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial for subjects with and without EGFR mutations.  Note that two patients with disease progression on Tarceva received 10 and 12 cycles of Tarceva, respectively, before disease progression and entry into the trial. With the combination of REQORSA and Tarceva, both of these patients had stable disease, suggesting that the combination therapy may be an effective treatment for patients whose disease is progressing after extensive Tarceva treatment.  We are no longer enrolling the Phase 2 portion of the Phase 1/2 Combination Tarceva Trial in favor of conducting the Acclaim-1 trial, which combines REQORSA with Tagrisso, since Tagrisso has been shown to be more effective than Tarceva as initial therapy for patients with NSCLC with EGFR mutations.

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

REQORSA in Tagrisso resistant cell lines.  Tagrisso (osimertinib), a third-generation EGFR inhibitor, shows robust clinical activity, yet patients inevitably develop secondary resistance. An osimertinib resistant H1975-OsiR isogenic cell line was developed through continuous exposure to osimertinib, and an osimertinib resistant clone was selected which showed 100-fold higher resistance to osimertinib compared with its parental counterpart (H1975-parental). Xenograft tumors from both H1975-parental and H1975-OsiR cells were developed in NSG mice and were treated with osimertinib. H1975-OsiR tumors were significantly less sensitive than its parental counterpart. Synergistic antitumor activity of TUSC2+osimertinib was found in H1975-OsiR tumors where both TUSC2+osimertinib (5mg/kg) and TUSC2+osimertinib (10mg/kg) combinations showed a robust antitumor effect compared with single agent treatment groups. No synergistic effect was observed for H1975-parental tumors. In conclusion, TUSC2 therapy in combination with osimertinib showed synergistic antitumor efficacy in EGFR mutant osimertinib resistant NSCLC tumors. These data provide a strong biologic rationale for the Acclaim-1 clinical trial.

Preclinical Studies of TUSC2 in the Immune Response to Cancer Supporting Our Conduct of Acclaim-2

Preclinical studies indicate that REQORSA is selectively taken up by tumor cells with a 10 to 33 fold differential favoring uptake by tumor cells, thus imparting a passive targeting property without the need to attach targeting ligands.  REQORSA targeting is partly due to the attraction of opposite charges (REQORSA has a positive charge, normal cells no charge, and most cancer cells have a negative charge), and partly due to enhanced endocytosis by tumor cells, and is enhanced by the leakiness that is characteristic of tumor vasculature.

In experimental mouse xenograft models, the ONCOPREX delivery system was shown to efficiently deliver several therapeutic tumor suppressor genes (TP53, FHIT, TUSC2) to disseminated human cancer cells. Metastatic tumor growth was suppressed, and survival prolonged, after systemic administration of the genes via a nanovesicle vector. Human NSCLC A549 cells have virtually no TUSC2 protein.  As shown in Figure 1, intratumoral administration of REQORSA (referred to as FUS1 in Figure 1) to subcutaneous NSCLC H1299 tumor xenografts resulted in inhibition of tumor growth.

Figure 1. Effect of REQORSA on the Growth of H1299 Subcutaneous Tumor Xenografts in Nude Mice

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

REQORSA Synergizes with Pembrolizumab

It was previously shown that the combination of REQORSA and an anti-PD1 antibody inhibited tumor growth synergistically in subcutaneous and metastatic NSCLC KRAS mutant syngeneic mouse models. To determine whether this synergy also applies to the KRAS/LKB1 mutant subtype of human A549 NSCLC cells, humanized mice harboring KRAS/LKB1 mutant A549 lung metastases were treated with REQORSA, pembrolizumab or the combination. These studies were performed with an improved humanized mouse model using fresh human umbilical cord blood derived CD34+ stem cells in irradiated NSG mice, in which mouse immune system cells have been largely destroyed. The reconstituted humanized mice have a fully competent human immune system with major functional immune populations and were used here to evaluate synergy between REQORSA and pembrolizumab.

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

To identify the immunological features associated with efficacy of this combination, in depth immune profiling of the tumor microenvironment was performed. An increased number of reconstituted human CD3+ T cells was found in all groups, compared with the untreated control. CD8+ T cells were significantly upregulated by pembrolizumab and its combination with REQORSA (Figure 2D). Levels of activated CD8+ T cells (CD8+CD69+) were also significantly increased in the combination group and were slightly higher than the pembrolizumab group (Figure 2D). There was no effect of pembrolizumab on NK/activated NK cells, whereas REQORSA alone enhanced their levels significantly, indicating REQORSA regulation of NK activation, which is consistent with the previous findings reported in syngeneic mice. The combination had a similar effect as REQORSA monotherapy (Figure 2E). REQORSA, pembrolizumab, and the combination, were all associated with significant decrease of reconstituted human myeloid derived suppressor cells (“MDSCs”) (CD33+ve), (Figure 2F). Pembrolizumab and the combination had a profound stimulatory effect on HLA-DR+ dendritic cells (DCs), (Figure 2G). REQORSA alone enhanced HLA-DR+DC levels moderately. Taken together, these results show that the combination of REQORSA and pembrolizumab enhanced the immune response and inhibited tumor growth synergistically (*P< 0.05, **P< 0.005, ***, P< 0.0005).

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
DC
*p<0.05 vs cont
% of HLA-DR+ (Lin-ve gated)

Preclinical Studies of TUSC2 Supporting Our Conduct of Acclaim-3

Transfection of SCLC cells in vitro with TUSC2 showed growth inhibition and a marked suppression of colony formation compared to cells transfected with a control vector.  These results demonstrate the potential tumor suppression function of TUSC2 in SCLC cells and suggest that TUSC2-mediated gene therapy could be a useful therapeutic strategy for the treatment of SCLC.

Data presented at the October 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics from studies in humanized mouse models of SCLC that use human H841 cells have shown that the combination of quaratusugene ozeplasmid and atezolizumab provides significantly better control of tumor burden than either agent alone (Figure 3, Figure 4, and Figure 5). H841 is a human SCLC cell line that does not express TUSC2 protein, and which was labeled with luciferase for these experiments. When injected intravenously, H841 cells metastasize to both lung and liver. The reconstituted humanized mice have a fully competent human immune system with major functional immune populations, which showed antigen specific T cell responses as well as antitumor activity with immune checkpoint blockade therapy and was used here to evaluate synergy between quaratusugene ozeplasmid and atezolizumab.

In these studies, one million H841 cells/mouse were injected intravenously, and treatment began 12 days later, after the metastases were well established. Quaratusugene ozeplasmid was administered intravenously every other weekday at a dose of 25 μg/mouse of plasmid DNA: 10 nmol liposome solution in 100 μL of D5W for 5 doses. Atezolizumab was administered at a dose of 300 μg/mouse intraperitoneal injection twice a week for 4 doses. Three weeks later, bioluminescence imaging was performed to visualize the intensity of tumor burden for mice in different treatment groups.

Humanized mice with H841 xenografts were treated with quaratusugene ozeplasmid, atezolizumab or the combination. With the combination of quaratusugene ozeplasmid and atezolizumab there was a highly significant reduction in tumor burden compared to the results with atezolizumab alone (p=0.002). There was approximately a 10-fold reduction in tumor burden in the quaratusugene ozeplasmid plus atezolizumab group compared to untreated control mice. Note that 3 out of 5 mice in the quaratusugene ozeplasmid plus atezolizumab group had complete or near-complete responses (Figure 3). Figure 4 provides a graph of the bioluminescence flux in the treatment groups.

Analysis of the tumor immune microenvironment in the H841 xenografts (Figure 5) shows that, compared to treatment with atezolizumab alone, the combination of quaratusugene ozeplasmid and atezolizumab leads to increased numbers of huCD8 T-cells, NK cells, and DC, and lower numbers of MDSCs. These changes indicate an increased immune response to the xenograft and identify at least one mechanism responsible for the increased tumor response seen with quaratusugene ozeplasmid and atezolizumab in combination.

In summary, the data from these studies suggest that a combination treatment of quaratusugene ozeplasmid and atezolizumab can promote a significantly increased tumor cell killing effect in SCLC xenografts compared to that of atezolizumab alone.

Figure 3. Bioluminescence Flux after Quaratusugene Ozeplasmid and Atezolizumab as Single Agents

and in Combination in H841 SCLC Model in Humanized Mice

Abbreviations: Atezo = atezolizumab; max = maximum; min = minimum; Quar Oze = quaratusugene ozeplasmid; SCLC = small cell lung cancer

Figure 4. Graph of Bioluminescence Flux after Quaratusugene Ozeplasmid and Atezolizumab as

Single Agents and in Combination in H841 SCLC Model in Humanized Mice

Abbreviations: Atezo = atezolizumab; Quar Oze = quaratusugene ozeplasmid; SCLC = small cell lung cancer

Figure 5. Analysis of the Tumor Immune Microenvironment After Quaratusugene Ozeplasmid

and Atezolizumab as Single Agents and in Combination Using an H841 SCLC Model in Humanized Mice

Abbreviations: Atezo = atezolizumab; DC = dendritic cells; HLA-DR = human leukocyte antigen – DR isotype; huCD8 T cells = human CD8 T cells; huNK = human natural killer cells; MDSC = myeloid derived suppressor cells; Quar Oze = quaratusugene ozeplasmid; TME = tumor microenvironment

Introduction – Diabetes

Diabetes Mellitus. Diabetes mellitus refers to a group of metabolic diseases that affect how the body produces and uses blood sugar (glucose). Glucose is vital to health because it is an important source of energy for the cells that make up the body’s muscles and tissues. It is also the brain’s main source of fuel. Chronic diabetes conditions include Type 1 diabetes and Type 2 diabetes, both of which lead to excess glucose in the blood and can cause serious health problems. Left untreated, high blood glucose levels can damage the eyes, kidneys, nerves, and the heart, and can also lead to coma and death.

Epidemiology of Diabetes. According to the U.S. Center for Disease Control as of 2023, 38.4 million Americans, or approximately 11.6% of the U.S. population, have diabetes. It is also believed that more than 97 million Americans aged 18 years or older have prediabetes. In 2021, approximately 537 million adults (20-79 years) worldwide were living with diabetes, and the total number of people living with diabetes is projected to rise to 643 million by 2030 and 783 million in 2045.  Also in 2021, diabetes caused more than 6.7 million deaths globally and diabetes resulted in approximately $966 billion dollars in health expenditures, a 316% increase over the preceding fifteen years.

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

In people with Type 1 diabetes, however, beta cells are destroyed by the immune system and no longer secrete insulin, leading to an absolute deficit of insulin. Type 2 diabetes is due to “insulin resistance,” an initial resistance of the body’s cells to obey the direction from insulin. To overcome this resistance, the beta cells secrete more insulin, and glucose is eventually forced into the cells. Glucose is maintained within normal limits, but at the expense of increased insulin secretion by the beta cells. After many years of such increased secretion, the beta cells become “tired” from working overtime, and the fatigue process begins. This fatigue tends to be progressive, and in time the compensation for insulin resistance disappears. At that point, blood glucose levels start going up.

Current Treatments for Diabetes. Advances in new treatments have helped many people better manage the disease. However, despite patients’ best attempts, managing diabetes remains a challenging, daily balancing act because exogenous insulin therapy simply cannot ideally mimic the body’s biological function.

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

GPX-002

As further described in the “Licenses and Research Collaborations” section below, we have exclusively licensed from the University of Pittsburgh multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an AAV vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct.  In humans, we believe this can be done with a routine endoscopy procedure, called endoscopic retrograde cholangiopancreatography (ERCP). Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an IND application and initiate first-in-human studies. As a result of the FDA’s response, the Company will continue with its planned additional nonclinical studies before requesting regulatory guidance in 2024 for the IND-enabling studies.

In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a NHP model in Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023. These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.

This gene therapy approach has been tested in vivo in mice and NHPs using an earlier construct as described below.

Preclinical Mouse Studies

In studies in mice treated to destroy insulin producing beta cells and in non-obese diabetic (“NOD”) mice, both of which are models of Type 1 diabetes, our gene therapy approach restored normal blood glucose levels for an extended period of time, and markedly increased the mass of insulin producing beta cells.

The figures below show that starting approximately a week after injection of the engineered AAV construct (labeled AAV8-PM) into the pancreatic duct, the blood glucose level markedly improved in mice in which insulin producing cells had been destroyed by the drug alloxan (ALX).  In addition, the mass of beta cells and beta-like cells producing insulin was significantly increased.

NOD mice develop diabetes due to an immune attack that destroys the insulin producing beta cells in the pancreas. The figures below show that starting approximately a week after injection of the engineered AAV construct (labeled AAV8-PM) into the pancreatic duct the blood glucose level markedly improved in NOD mice. In addition, there is a significant increase in the mass of beta cells and beta-like cells that produce insulin. The improvement in glucose level normalization lasted approximately 4 months, which, according to the researchers could potentially translate to decades in humans.

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

We believe these data in NHPs demonstrate the potential for this gene therapy treatment to eliminate the need for insulin replacement therapy for Type 1 and Type 2 diabetic patients. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a NHP model of Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023.

Discovery Programs

Oncology

ONCOPREX® Delivery System as a platform.  We believe that the ONCOPREX Delivery System may be applicable to delivery of a range of therapeutic and prophylactic plasmid DNA and RNA interference constructs and shows efficacy in cancers beyond lung cancer. We also believe that the manufacturing methods we have developed for REQORSA may be useful for a wide array of disease treatments. Clinical data from the use of REQORSA has shown that the ONCOPREX Delivery System is well tolerated in humans and can be delivered at high therapeutic doses.

Rights to other Tumor Suppressor Genes. We have licensed rights to the tumor suppressor gene, TUSC2, which is located in a sub-region of human Chromosome 3 known as 3p21.3, on which multiple tumor suppressor genes are located, including for example, 101F6, NPRL2, CACNA2D2, PL6, BLU, RASSF1, HYAL 1 and HYAL2. Using a number of techniques, MD Anderson researchers and their collaborators have identified these genes as potentially having cancer-fighting characteristics. MD Anderson researchers have subsequently conducted a number of preclinical studies on certain of these genes, particularly NPRL2, as well as TUSC2, both alone and in combination with other compounds, in order to assess their actual effects on lung cancer. Under past and current sponsored research agreements with MD Anderson, we support continuing research into the cancer-fighting properties of these and other genes in the 3p21.3 sub-region.

Researchers at MD Anderson have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, which may act as tumor suppressors or have other cancer fighting functions. We hold rights to certain of these genes under license agreements with MD Anderson. Data from preclinical studies performed by MD Anderson researchers and others suggest that TUSC2, the active agent in REQORSA, could be effective against other types of cancer, including glioblastoma, head and neck, breast (including triple-negative breast cancer), renal cell (kidney), thyroid, and soft tissue sarcoma, as well as NSCLC and SCLC. Therefore, the ONCOPREX Delivery System may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

In addition, we have identified internally other tumor suppressor genes on which we have filed for intellectual property protection. NPRL2, a tumor suppressor gene, is often reduced in NSCLC. The restoration of NPRL2 activates cell cycle arrest and apoptosis. Genprex research collaborators will present at  t he 2024 AACR meeting on additional research findings supporting NPRL2, the second tumor suppressor gene enabled by the ONCOPREX Delivery System. Our researchers investigated the anti-tumor immune responses to NPRL2 gene therapy in NSCLC cells with KRAS/STK11 co-mutations. The KRAS/STK11 co-mutation is associated with resistance to PD-1/PD-L1 inhibitors, such as Keytruda, and with poor overall survival in NSCLC patients. In the study, induced lung metastases in humanized mice were treated through intravenous injection of NPRL2 nanoparticles, made with the ONCOPREX Delivery System, with or without Keytruda. The study found that the NPRL2 treatment decreased lung metastases but Keytruda had no effect. Additionally, a greater anti-tumor effect was seen in humanized compared to non-humanized mice, demonstrating that immune cells play a role in the effects of the NPRL2 nanoparticle therapy. Study findings suggest that NPRL2 gene therapy induces anti-tumor activity against KRAS/STK11 mutant tumors, which are resistant to many treatments, including Keytruda, through dendritic cell-mediated antigen presentation and cytotoxic immune cell activation.

Another abstract to be presented by our clinical collaborators at the 2024 AACR meeting supports further clinical study of REQORSA in Anaplastic Lymphoma Kinase (“ALK”)+ NSCLC, which are found in approximately 5% of patients with NSCLC. In this nonclinical study, TUSC2 expression in three ALK+ cell lines were evaluated before and after exposure to REQORSA, referred to as TUSC2 gene therapy in the abstract. Researchers in the University of Michigan Rogel Cancer Center Judith Tam ALK NSCLC research initiative found that overexpressing TUSC2 via REQORSA treatment in ALK+ lung cancer cell lines had the ability to inhibit colony formation by 50%, which is believed to indicate that REQORSA inhibits growth of ALK+ cells. Researchers documented a strong pro-apoptotic response to TUSC2 expression in ALK+ NSCLC. The study found that the use of REQORSA to overexpress TUSC2 in ALK+ NSCLC cell lines was effective in decreasing cell growth and proliferation. The findings suggest REQORSA therapy may be a potential therapy for ALK+ NSCLC and the researchers believe the results support further clinical study of REQORSA as an anti-ALK NSCLC treatment strategy.

Diabetes

In July 2023, we exclusively licensed from the University of Pittsburgh technology related to a gene therapy for both Type 1 and Type 2 diabetes using a MafB promoter to drive expression of the Pdx1 and MafA transcription factors. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a NHP model in Type 2 diabetes. The extension includes a revised research plan to encompass the technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023.

Process Development and Manufacturing

We have made substantial investment in manufacturing for our product candidates with the goal of mitigating the risks associated with the complex manufacturing required to deliver gene therapies. While we continue to use third-party contract development and manufacturing organizations (“CDMOs”) in the manufacture of our product candidates, we believe we have a competitive advantage in our field based on core competencies we have developed that we are leveraging in the manufacture of our product candidates.  These core competencies include:

●	Extensive and diverse internal and external consulting expertise;
●	Customized chemistry, manufacturing and controls (“CMC”) strategy for accelerated development;
●	Risk assessment and remediation for FDA submissions;
●	Novel and proprietary manufacturing processes;
●	Integrated global Good Manufacturing Practices (“cGMP” or “GMP”) manufacturing network; and
●	Management of supply chain for business continuity.

During 2023, we experienced a delay in the successful production of a new batch of REQORSA in connection with our transition to a third party CDMO with advanced and automated processes that we believe ultimately will allow us to more efficiently scale our product as we increase production for our trials. In December 2023, we completed the successful production of a new batch of REQORSA thereby securing REQORSA supply for our Acclaim clinical studies. In our oncology program, we are now focused on preparing for commercial readiness for REQORSA.  To date we have developed a robust manufacturing process for REQORSA through years of process development activities that we continue to improve with the dramatic development and expansion of advanced technologies in the nascent gene therapy sector. REQORSA is an immunogene therapy with two main components. The active agent in REQORSA is a DNA plasmid encoding the TUSC2 protein.  The plasmid is encapsulated by non-viral DOTAP cholesterol lipoplexes. This system of using lipoplexes to deliver the tumor suppressor gene-expressing plasmids to cancer cells is referred to by us as our systemic, non-viral ONCOPREX Delivery System. REQORSA has been shown to be scalable at cGMP and can be stored for approximately 12 to 18 months for later use. Successful tech transfer of REQORSA from MD Anderson, where it was developed and previously manufactured, to CDMOs has been achieved as well as scale-up of our clinical grade manufacturing production in accordance with cGMP.  As noted above, the clinical grade material is being used to supply our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials.

For our diabetes program, which is an earlier stage program than our oncology program, we are working with our academic collaborators at University of Pittsburgh to transfer the technologies associated with the manufacture of our GPX-002 construct to an appropriate integrated network of CDMOs and other vendors.  This also involves the investigation of novel advanced technologies to incorporate in these processes.  GPX-002 involves the delivery of the Pdx1 and MafA genes into the pancreas via the pancreatic duct utilizing an AAV vector.

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

As further described in the “Licenses and Research Collaborations” section below, we hold a worldwide, exclusive license from MD Anderson to patents covering the therapeutic use of TUSC2 and other genes that have been shown to have cancer fighting properties, including 20 issued patents and 12 pending patent applications for technologies developed at MD Anderson and The University of Texas Southwestern Medical Center. These patents comprise various therapeutic, diagnostic, technical and processing claims relating to REQORSA and our ONCOPREX Delivery System. We expect these patents and patent applications, if issued, to expire from 2024 to 2038. The rights we have obtained pursuant to our license agreement with MD Anderson are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. As further described in the “Licenses and Research Collaborations” section below, we also hold worldwide, exclusive licenses to an issued patent and 8 pending patent applications for diabetes technologies developed at the University of Pittsburgh. We expect these patents and patent applications, if issued, to expire from 2035 to 2043. We also are prosecuting four patent applications relating to various oncology targets in our discovery program. In addition, for certain of our product candidates we also expect to have further exclusivity in the form of data and marketing exclusivity under pharmaceutical regulatory laws, including for example, potentially up to 12 years of exclusivity from the date of first BLA approval of our product candidates.  For a further description and discussion of these laws, exclusivities and their regulatory background, please see the “Business – Government Regulation” section below in this Part I, Item 1 of this Annual Report.

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

Pursuant to a Technology Sublicense Agreement dated March 7, 2007 (“Sublicense Agreement”), Introgen sublicensed its rights under the 1994 MD Anderson License Agreement to Introgen Research Institute, Inc. (“IRI”). IRI is a Texas-based technology company formed by Rodney Varner, our President and Chairman of the Board and IRI’s sole officer. IRI is owned by trusts of which Mr. Varner’s descendants are the sole beneficiaries.

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

The IRI Collaboration Agreement was amended by an Amended Collaboration and Assignment Agreement dated July 1, 2011 (“2011 IRI Collaboration Agreement”). The 2011 Collaboration Agreement provided that IRI would provide additional licensing opportunities and services to us, in return for monthly payments and our obligation to pay to IRI a royalty of 1% on sales of products licensed to us under the 1994 MD Anderson License Agreement. In 2012, IRI’s obligation to provide those opportunities and services, and our obligation to make monthly payments to IRI, were terminated; however, we are required to pay a 1% royalty to IRI upon sales of products licensed to us under the 1994 MD Anderson License Agreement which royalty obligation continues for 21 years after the later of the termination of the 1994 MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us.

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

On May 4, 2020 (the “MD Effective Date”), we entered into a Patent and Technology License Agreement with MD Anderson, as amended on March 3, 2021 (collectively, the “2020 License Agreement” and together with the 1994 MD Anderson License Agreement, collectively, the “MD Anderson License Agreements”).  Pursuant to the 2020 License Agreement, MD Anderson granted us a worldwide, exclusive, sublicensable, royalty-bearing license to certain licensed intellectual property and technology, including, without limitation, use of chemotherapy in combination with TUSC2 therapy and methods for treating cancer by administration of a TUSC2 in conjunction with EGFR inhibitors or other anti-cancer therapies in patients that are expected to be responsive to TUSC2 therapy (collectively, the “Licensed IP”), to manufacture, use, commercialize, seller, offer for sale and import licensed products related to the treatment of cancer using TUSC2 therapy in combination with certain immunotherapies (the “Licensed Products”). In consideration for our use of the Licensed IP, we are required to make certain payments to MD Anderson, including, without limitation, an upfront license fee as well as a fee paid to amend the agreement, annual maintenance fees ranging from the low five figures to low six figures, milestone payments aggregating up to a maximum of $6,150,000, low single digit royalty payments to low double digits royalty payments with lower net sales being subject to lower royalty payments, and minimum annual royalties after the first sale in a low six figure amount. In addition, we shall be required to reimburse MD Anderson for certain patent expenses. The 2020 License Agreement shall expire on the later to occur of (a) the expiration of all patents issued under the Licensed IP and the cancellation, withdrawal, or express abandonment of all patent applications under the Licensed IP, or (b) 30 years after the MD Effective Date, unless earlier terminated pursuant to the terms thereof.

See also “Note 7 – Commitments and Contingencies” to our financial statements included in this Annual Report on Form 10-K.

License Agreement with P53, Inc.

On February 26, 2010, IRI and P53, Inc., which subsequently changed its name to MultiVir Inc., (“P53”) entered into a Technology License Agreement (“P53 License Agreement”) pursuant to which IRI granted to P53 a worldwide, exclusive license under certain patents related to the ONCOPREX Delivery System that we are now using for the delivery of TUSC2, but only for P53’s use in gene therapy products in which the sole active genes are P53 and MDA-7. As a result of the 2009 IRI Collaboration Agreement, we are the licensor under the P53 License Agreement.

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

License Agreement with University of Pittsburgh - Of the Commonwealth System of Higher Education

On February 11, 2020, we entered into an exclusive license agreement, as amended on August 17, 2022 and November 3, 2022 (collectively the “2020 UP License Agreement”), with the University of Pittsburgh - Of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) pursuant to which UP granted us a worldwide, exclusive license to certain licensed technology, and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. The 2020 UP License Agreement permits us to prevent others from making, having made, using, and selling certain licensed technology in the field of diabetes therapy. We have agreed to sell the licensed technology to UP upon its request on terms and conditions as such products and/or processes are made available to our most favored customer. As consideration for the 2020 UP License Agreement, we agreed to pay UP an initial license fee, annual maintenance fees, running royalties minimum annual royalties beginning with the first commercial sale of the licensed technology pursuant to such agreement, a share of non-royalty sublicense income, and milestone payments in the aggregate amount of up to $3,975,000, as well as patent prosecution expenses incurred prior to and after the effective date of the 2020 UP License Agreement. The 2020 UP License Agreement shall remain in effect until the later of 20 years after the first commercial sale of the licensed technology or the expiration of the last Valid Claim (as defined in the 2020 UP License Agreement). UP may terminate the agreement if, among other things, (i) we fail to cure a default, (ii) if we fail to achieve the specified milestones within the specified time periods or (iii) our intentional practice of the licensed patent rights or know-how outside the field of diabetes therapy. We may terminate the 2020 UP License Agreement upon six months’ prior written notice to UP and payment of all amounts accrued or due to UP through the effective date of termination.

On November 22, 2022 and December 29, 2022, respectively, we entered into two separate exclusive license agreements with UP on substantially similar terms as the 2020 UP License Agreement as described in the preceding paragraph. Both the exclusive license agreement dated November 22, 2022 (the “November 2022 UP License Agreement”) and the exclusive license agreement dated December 29, 2022 (the “December 2022 UP License Agreement”, and together with the 2020 UP License Agreement and the November 2022 UP License Agreement, collectively, the “UP License Agreements”) relate to diabetes gene therapy. The November 2022 UP License Agreement relates in particular to the transformation of macrophages enabling them to reduce autoimmunity activity in Type 1 diabetes while the December 2022 UP License Agreement relates to gene therapy for Type 2 diabetes using an insulin promoter to drive expression of the Pdx1 and MafA transcription factors.

On July 14, 2023, we entered into an exclusive license agreement with UP (the “July 2023 UP License Agreement”) on substantially similar terms as the UP License Agreements as described in the preceding paragraphs.  The July 2023 UP License Agreement related to a gene therapy for both Type 1 and Type 2 diabetes using a MafB promoter to drive expression of the Pdx1 and MafA transcription factors.

See also “Note 7 – Commitments and Contingencies” to our financial statements included in this Annual Report on Form 10-K.

Grants

Our technology discoveries and research and development programs have been the subject of numerous peer-reviewed publications and have been supported by Small Business Innovation Research ("SBIR") grants and grants from the National Institutes of Health ("NIH"), the United States Department of Treasury, and the State of Texas through its Texas Emerging Technology Fund. The rights we have obtained pursuant to our MD Anderson License Agreements are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. Our collaborators at University of Pittsburgh have also received grants from the NIH in connection with preclinical work on GPX-002 and so, the  rights we have obtained pursuant to our UP License Agreements are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between the University of Pittsburgh and the U.S. government.

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

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations and other federal, state and local statutes and regulations.  In the case of biologics, the section of the FDCA that governs the approval of drugs via New Drug Applications (“NDAs”) does not apply to the approval of biologics. Rather, biologics, such as gene therapy products, are approved for marketing under provisions of the Public Health Service Act (“PHSA”) via a Biologics License Application (“BLA”). However, the application process and requirements for approval of BLAs are very similar to those for NDAs.  The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, the approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement and civil and criminal penalties.

U.S. Biological Products Development Process

The process required by the FDA before a biological product, including our REQORSA, GPX-002, and potential future product candidates, may be marketed in the United States generally involves the following:

●

completion of nonclinical laboratory tests and animal studies according to Good Laboratory Practices (“GLPs”), and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an application for an IND, which must become effective before human clinical trials may begin;
●

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations, commonly referred to as Good Clinical Practices (“GCPs”) and any additional requirements for the protection of human research patients and their health information, to establish the safety, purity, and potency of the proposed biological product for its intended use;

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

Before testing any product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, which are a subset of nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of certain preclinical tests must comply with federal regulations and requirements, including GLPs.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some nonclinical testing usually continues after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.

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

Further, each clinical trial must be reviewed and approved by an independent institutional review board ("IRB") at or servicing each institution or site at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent, which must be signed by each clinical trial patient or his or her legal representative, and must monitor the clinical trial until completed. Clinical trials involving biological product candidates also must be reviewed by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single trial may be sufficient in some instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when there is one adequate and well-controlled clinical investigation plus other confirmatory evidence. Typically, during the development of oncology therapies, all subjects enrolled in Phase 1 clinical trials are disease-affected patients and, as a result, considerably more information on clinical activity may be collected during such trials than during Phase 1 clinical trials for non-oncology therapies. A single pivotal trial may be sufficient in rare instances to provide substantial evidence of effectiveness (generally subject to the requirement of additional post-approval studies).

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

Before approving a BLA, the FDA will typically inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in substantial compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, to assure that the clinical trials were conducted in compliance with GCP requirements. In addition, the FDA may inspect one or more sites where animal studies were conducted to confirm compliance with GLP requirements. To assure GMP, GCP and GLP compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production, and quality control.

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

Fast Track Designation, Breakthrough Therapy Designation, RMAT, and Accelerated Approval do not change the standards for approval but may expedite the development process. Additionally, Fast Track Designation or Breakthrough Therapy Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process, including considering any new drug or biologic approvals that address the unmet medical need.

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

Additional U.S. Regulation

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice (“DOJ”), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and similar state laws, each as amended.

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

Additionally, the federal Physician Payments Sunshine Act and its implementing regulations require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with certain exceptions, annually report to CMS information related to certain payments or other transfers of value made or distributed to physicians, physician assistants, certain types of advanced practice nurses and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately, and completely the required information may result in civil monetary penalties of up to an aggregate of $150,000 per year and up to an aggregate of $1 million per year for “knowing failures.” Certain states also mandate implementation of compliance programs, impose restrictions on pharmaceutical manufacturer marketing practices, and/or require the tracking and reporting of gifts, compensation, and other remuneration to healthcare providers and entities.

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

U.S. Foreign Corrupt Practices Act and Similar International Laws

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

The requirements and process governing the conduct of clinical trials, product licensing, manufacturing, sales and marketing, pricing, and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP, applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension, or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution in those countries.

Employees and Human Capital

As of March 15, 2024, we had 26 total employees, all of which were full-time. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees. Our employees are highly skilled, with many holding advanced degrees and having experience in drug development. We anticipate that the number of employees will remain approximately at this level throughout this year even as we progress our product pipeline.

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

Our website address is www.genprex.com. On our website, investors can obtain, free of charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our Code of Business Conduct and Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (“SEC”). None of the information posted on our website is incorporated by reference into this Annual Report on Form 10-K. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

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

Risks Related to Our Operations and Need for Additional Capital

●	We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not so available, may require us to delay, limit, reduce or cease our operations.
●	Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
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
●

REQORSA®, GPX-002, and any other product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates, and the approval may be for a narrower indication than we seek.

●	Even if we obtain regulatory approval of our current and future product candidates, the products may not gain market acceptance among physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community.
●	REQORSA®, GPX-002, and other current or future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.
●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	We face risks related to health epidemics and outbreaks, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials. Our business has previously been adversely affected by the coronavirus pandemic which delayed our clinical trials and disrupted our supply chain. A potential resurgence of COVID-19, or any future disease outbreak, epidemic or pandemic, could disrupt our clinical trials and supply chain and materially adversely affect our business and operations.
●	We face competition from other biotechnology and pharmaceutical companies, particularly those that are gene therapy companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

●	We cannot provide assurance that REQORSA, GPX-002, or any of our other current or future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market them.
●	Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory oversight.
●

If the FDA does not find the manufacturing facilities of our current or future contract manufacturers acceptable for commercial production, we may not be able to commercialize REQORSA, GPX-002, or any of our other current or future product candidates.

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

●

Coverage and reimbursement may be limited or unavailable in certain market segments for REQORSA, GPX-002, and our other current or future product candidates, if approved, which could make it difficult for us to sell REQORSA, GPX-002, and our other current or future product candidates profitably.

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

●	We have no intention of declaring dividends in the foreseeable future.
●	We will likely incur increased costs and devote additional management time to public company reporting and compliance obligations as a result of exiting “emerging growth company” status.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
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

We are using the proceeds from our sales of securities to advance REQORSA through clinical development, and to advance our other preclinical development programs as well as for other corporate purposes. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We will require substantial additional future capital to complete clinical development and commercialize REQORSA and for preclinical and clinical development and commercialization of our gene therapy for diabetes, GPX-002, and our other product candidates. If the FDA requires that we perform additional preclinical studies or clinical trials beyond what we currently anticipate, our expenses will further increase beyond what we currently expect and the anticipated timing of any potential approval of REQORSA, GPX-002, and our other current or future product candidates would likely be delayed. Furthermore, there can be no assurance that the costs to obtain regulatory approval of these product candidates will not increase.

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

The amount and timing of our future funding requirements will depend on many factors, including, but not limited to:

●	the progress, costs, results and timing of our preclinical development and clinical trials for REQORSA, GPX-002, and other current or future product candidates;
●	the outcome, costs and timing of seeking and obtaining FDA and any other regulatory approvals;
●	the ability of third parties to deliver materials and provide services for us;
●	the costs associated with securing and establishing commercialization and manufacturing capabilities;
●	market acceptance of our current and future product candidates;
●	the costs of acquiring, licensing or investing in businesses, products, product candidates and technologies;
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

Some of these factors are outside of our control. Although we expect that our existing cash will be sufficient to fund our current operations and planned clinical trial activities into the third quarter of 2024, this period could be shortened if there are any significant increases in planned spending on current or additional development programs or more rapid progress of these development programs than anticipated. Furthermore, we believe that our existing capital will not be sufficient to enable us to complete the development and commercialization of REQORSA, GPX-002, and our other current or future product candidates. Accordingly, we expect that we will need to raise additional funds in the future.

We have raised and may continue to raise capital through a variety of sources that may be available to us.  On March 1, 2023, we completed a registered direct offering, in which we sold to an accredited healthcare-focused institutional investor an aggregate of (i) 95,239 shares of our common stock and (ii) warrants to purchase up to 95,239 shares of our common stock, at a combined offering price of $42.00 per share of common stock and accompanying warrant, for net proceeds of approximately $3.6 million. On July 21, 2023, we completed a registered direct offering priced at the market under Nasdaq rules, in which we sold to accredited healthcare-focused institutional investors an aggregate of (i) 185,644 shares of our common stock, and (ii) warrants to purchase up to 185,644 shares of our common stock, at a combined offering price of $40.40 per share of common stock and accompanying warrant, for net proceeds of approximately $6.7 million. On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (“H.C. Wainwright” or the “Agent”) with respect to an at-the-market offering program under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights.  As of December 31, 2023 we had not sold any Shares through the Agent under the Agreement. From January 1, 2024 through the date of filing of this Annual Report on Form 10-K, we have sold 158,474 Shares for net proceeds to us totaling $881,946 through the Agent under the Agreement. On March 21, 2024, we completed a registered direct offering, in which we sold to an institutional investor an aggregate of (i) 165,000 shares of our common stock, (ii) March 2024 Pre-Funded Warrants exercisable for up to an aggregate of 1,377,112 shares of our common stock, and (iii) March 2024 Common Warrants exercisable for up to an aggregate of 1,542,112 shares of our common stock, at a combined offering price of $4.215 per share of common stock (or $4.2149 per March 2024 Pre-Funded Warrant in lieu thereof) and accompanying March 2024 Common Warrant, for net proceeds of approximately $5.8 million. In connection with the March 2024 registered direct offering, we amended certain existing warrants to reduce the exercise price and extend the term thereof as discussed above in Part I, Item 1 of this Annual Report in the section captioned Recent Developments – March 2024 Registered Direct Offering”.

We may seek additional funding through a combination of equity offerings, drawdowns on our ATM pursuant to our At The Market Offering Agreement with H.C. Wainwright as Agent, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, some of which may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. Any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our existing capital stock. In addition, the issuance of additional shares by us may cause the market price of our shares to decline and result in dilution to our stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more of our preclinical or clinical development programs, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and we may be required to curtail or cease operations. Accordingly, our business may fail, in which case you would lose the entire amount of your investment in our securities.

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

We have recognized recurring losses, and as of December 31, 2023, had an accumulated deficit of approximately $133.9 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect the cash and cash equivalents of approximately $6.7 million at December 31, 2023 to be insufficient to meet our operating and capital requirements at least 12 months from the filing of this Annual Report on Form 10-K. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to December 31, 2023, we incurred an accumulated deficit of approximately $133.9 million. We incurred net losses of approximately $31.0 million and approximately $23.7 million for the years ended December 31, 2023 and 2022, respectively.

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our preclinical development activities, manufacturing processes and clinical trials. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our current and potential product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If REQORSA, GPX-002, or any of our other current or future product candidates fail in clinical trials or does not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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
●

the success of our current and future product candidates through all phases of preclinical and clinical development, including the ability of our third-party suppliers or manufacturers to supply or manufacture our products on a timely, consistent basis in a manner sufficient and appropriate as is commensurate to meet our clinical trial timing, courses of treatment, and other requisite fulfillment considerations necessary to adequately advance our development programs;

●	potential side effects of our current and future product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
●	our ability to obtain additional funding to develop our current and future product candidates;
●	our identification and development of additional drug candidates beyond REQORSA, GPX-002, and our other current product candidates;
●	competition from existing products or new products that continue to emerge;
●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
●	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations ("CROs");
●

our dependency on third-party suppliers or manufacturers to manufacture our key ingredients and/or raw materials, products and/or product components and successfully carry out a sustainable, reproducible and scalable manufacturing process in accordance with specifications or applicable regulations;

●	our ability to establish or maintain collaborations, licensing, sponsored research or other arrangements, particularly with MD Anderson and UP and otherwise relating to REQORSA, and GPX-002;
●	our ability to defend against any challenges to our intellectual property including claims of patent infringement;
●	our ability to enforce our intellectual property rights against potential competitors;
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

As of December 31, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $80.5 million for federal income tax purposes of which approximately $1.3 million will begin to expire in 2030 and approximately $79.2 million can be carried forward indefinitely. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

At this time, we are actively pursuing the development of REQORSA for NSCLC through our Acclaim-1 and Acclaim-2 clinical trials and for SCLC through our Acclaim-3 clinical trial, which are all currently enrolling patients.  We are also pursuing the development of preclinical gene therapy GPX-002 for Type 1 and Type 2 diabetes, as well as earlier discovery programs. In particular, we are dependent on the success of REQORSA and GPX-002. We cannot provide you any assurance that we will be able to successfully advance REQORSA, GPX-002 or any of our other current or future product candidates through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in the development of a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involve a substantial degree of uncertainty. Because REQORSA, GPX-002 and our other current product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. We believe only a few gene therapy products have been approved in the United States or Europe. We have found it difficult to enroll patients in our clinical studies in the past, have experienced certain difficulties in enrolling patients in our current trials and may continue to find it difficult in the future, which could delay or prevent clinical studies of REQORSA or other current or future product candidates. We may encounter other delays in our preclinical or clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

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

Manufacturing REQORSA involves several manufacturing steps. Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have transferred all of the steps of our manufacturing process to CDMOs and scaled-up clinical production in order to supply our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials. We also are preparing for commercial readiness for REQORSA through the development of an integrated supply chain network of manufacturing vendors and continue to work to identify cutting edge manufacturing technologies to optimize manufacturing processes and shelf life. With the advancement of the development of GPX-002, we also are working to optimize the manufacture of this product candidate and to source high quality and integrated vendors capable of producing it in accordance with GMP.  Although we have contracted with CDMOs to produce our products, no assurance can be given that such CDMOs will be able to continue to produce the products that we require. In addition, the tremendous growth in the gene therapy sector has created increasing demand for the services of CDMOs with gene therapy capabilities which may impact our ability to schedule production runs of our products or product components to meet our needs on a timely basis.  Furthermore, manufacturing gene-based therapies is complex and highly regulated and a CDMO with which we have contracted may fail to produce our products or product components timely or in accordance with our specifications or applicable regulations. We have experienced a variety of these challenges to varying degrees in connection with performance by our CDMOs, which have resulted in delays in our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials in the past. Changing our current or future contract manufacturers may be difficult and could be costly, which could result in our inability to manufacture our clinical product candidates and a delay in the development of our clinical product candidate. Further, in order to maintain our development timelines, any changes to, or the addition of a new, third-party contract manufacturers may result in our incurring higher costs to manufacture our clinical product candidates. Any delay in the availability of product supply or product component supply could result in a delay in our clinical trials, including our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials as well as the commencement of clinical trials for GPX-002.

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

Prior to receiving REQORSA in our Acclaim-1 clinical trial, patients are required to undergo genetic screening to detect EGFR mutations.  Genetic testing has raised concerns regarding the appropriate utilization and the confidentiality of information provided by genetic testing.  Genetic tests for assessing a person’s likelihood of developing a chronic disease have focused public attention on the need to protect the privacy of genetic information. Genetic testing information is also subject to significant restrictions under both federal and state law. For example, concerns have been expressed that insurance carriers and employers may use these tests to discriminate on the basis of genetic information, resulting in barriers to the acceptance of genetic tests by consumers. This could lead to governmental authorities restricting genetic testing or calling for limits on or regulating the use of genetic testing, particularly for diseases for which there is no known cure. Any of the foregoing could decrease demand for REQORSA or our other product candidates.

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

Clinical development is very expensive and can take many years. Delays in the commencement, enrollment and/or completion of our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials or any future clinical trials could increase our product development costs or delay or limit the regulatory approval of REQORSA or other product candidates. We have experienced delays in opening our clinical sites for our Acclaim-1 and Acclaim-2 trials in the past; for example, during the COVID-19 pandemic there was a delay due to a back-log in protocol review at the clinical trial sites. We do not know and cannot predict whether future trials or studies of other current or future product candidates, including later stages of our Acclaim trials, and any for GPX-002, will begin as planned, if at all, and we do not know and cannot predict whether our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials or any future trials or studies of other current or future product candidates will be completed on schedule, if at all. The start or end of a clinical study may be delayed or halted due to regulatory requirements, changes in the proposed regulatory approval pathway for a drug candidate, manufacturing challenges, including delays or shortages in available raw materials required to manufacture the drug product, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria, such as mutation of the EGFR which is required for the Acclaim-1 trial and is present in a minority of NSCLC patients. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, which include the age and condition of the patients and the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments and/or availability of other investigational treatment options for the relevant disease.  We have initiated our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials pursuant to an existing IND. We have previously filed with the FDA amendments to our IND consisting of an updated chemistry, manufacturing and controls section, and the protocol for the respective clinical trial. We cannot be sure that issues will not arise in the future in connection with potential subsequent amendments or otherwise that might result in the FDA imposing a clinical hold which could result in the delay of any of these clinical trials. For GPX-002 we have not yet filed an IND and cannot predict all of the challenges and issues that may arise in connection with the preparation and filing of an IND, or whether this IND will be filed at all.

Fast track designation of our products by FDA and designation under any other FDA expedited development program may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates.

REQORSA has received three fast track designations from the FDA.  We may in the future seek additional fast track designations for our products and/or request breakthrough therapy designation, accelerated approval or priority review of applications for approval. FDA has broad discretion whether or not to grant these designations and requests, so even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA will grant them. Even with fast track designation and other FDA expedited development programs, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation and other expedited program designations if it believes that the requirements of the program are no longer met.

We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.

In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC. Upon receipt of regulatory approval, orphan drug status will provide us with seven years of market exclusivity in the United States under the Orphan Drug Act. We may seek other orphan drug designations in the future in the United States and in the European Union for our product candidates. However, there is no guarantee that the FDA will grant orphan drug designation for any of our other drug candidates for any future indication, which would make us ineligible for the additional exclusivity and other benefits of orphan drug designation for those other drug candidates in the future. Moreover, there can be no assurance that another company also holding orphan drug designation for the same indication or which may receive orphan drug designation in the future will not receive approval prior to us, in which case our competitor would have the benefit of the seven years of market exclusivity, and we would be unable to commercialize our product for the same indication until the expiration of such seven-year period. Even if we are the first to obtain approval for the orphan drug indication, there are circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity.

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

●	serious and unexpected side effects experienced by subjects in our clinical trials or by individuals using drugs similar to our current and future product candidates;
●	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
●	unexpected results from preclinical testing and development;
●	inability or delays in enrolling research subjects in clinical trials;
●	high drop-out rates and high fail rates of research subjects;
●	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of preclinical or clinical testing;
●	greater than anticipated clinical trial costs;
●	poor effectiveness of our current and potential product candidates during clinical trials; or
●	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site or vendor.

REQORSA®, GPX-002, and any other product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize our product candidates, and the approval may be for a narrower indication than we seek.

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

We do not know whether any clinical trials we conduct will demonstrate the consistent or adequate efficacy and safety that would be required to obtain regulatory approval and market any products. If REQORSA, GPX-002 or other current or future product candidates are found to be unsafe or lack efficacy, we will not be able to obtain regulatory approval for it and our business would be harmed. If we are unable to bring REQORSA, GPX-002 or other product candidates to market, or acquire other products that are on the market or can be developed, our ability to create stockholder value will be limited.

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

REQORSA®, GPX-002, and other current or future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Undesirable side effects for REQORSA, GPX-002, or any of our other current or future product candidates could arise either during clinical development or, if approved, after the approved product has been marketed. A showing that REQORSA, GPX-002, or any of our other current or future product candidates cause undesirable or unacceptable side effects could interrupt, delay or halt clinical trials and result in the failure to obtain or suspension or termination of marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities only with restrictive label warnings.

If REQORSA, GPX-002, or any of our other current or future product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:

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

We face risks related to health epidemics and outbreaks, including COVID-19, which could significantly disrupt our preclinical studies and clinical trials. Our business has previously been adversely affected by the coronavirus pandemic which delayed our clinical trials and disrupted our supply chain. A potential resurgence of COVID-19, or any future disease outbreak, epidemic or pandemic, could disrupt our clinical trials and supply chain and materially adversely affect our business and operations.

Disease outbreaks, epidemics and pandemics, including COVID-19, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delays in our ability to obtain regulatory approvals of our product candidates, if at all. For example, patient enrollment and recruitment could be delayed due to local clinical trial site protocols designed to protect staff and patients from certain outbreaks, which could delay the expected timelines for data readouts of our preclinical studies and clinical trials. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. A future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects.

Our business operations were previously interrupted and delayed as a result of the COVID-19 pandemic. Specifically, we experienced delays in engaging clinical sites as a result of a backlog of clinical trial protocols requiring site review created by an accumulation of protocols while clinical trials and the clinical trial review process had been widely disrupted during the pandemic. Additionally, site initiation, participant recruitment and enrollment, participant dosing, distribution of clinical trial materials, study monitoring, data analysis, and laboratory research activities had been paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the COVID-19 pandemic. During the COVID-19 pandemic, we had also experienced disruptions in our supply chain regarding our manufacturing and testing operations.

The future progression of the COVID-19 epidemic and its effects on our business and operations are uncertain. The impacts of a potential resurgence of COVID-19 could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. This could disrupt our ability to operate our business, including producing drug product and administering our preclinical and clinical studies.  In addition, fluctuations in demand and other implications associated with the COVID-19 pandemic have resulted in, and could continue resulting in, certain supply chain constraints and challenges in the broader markets and economy generally, which could impact our business and supply sources, including our CDMOs.

We face competition from other biotechnology and pharmaceutical companies, particularly those that are gene therapy companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. This is particularly so in the fast-growing gene therapy space. We face competition from domestic and international competitors including major multinational pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and other public and private research institutions.  Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of these factors, our competitors may succeed in obtaining patent protection and/or FDA or other regulatory approval or in discovering, developing and commercializing drugs for the indications that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

We cannot provide assurance that REQORSA, GPX-002, or any of our other current or future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market them.

Our business currently depends largely on the successful development and commercialization of REQORSA, GPX-002, and our other current product candidates. Our ability to generate revenue related to product sales will depend on the successful development and regulatory approval of REQORSA for the treatment of cancer and/or GPX-002 for diabetes. Even if we complete the necessary clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate. Further, even if we obtain regulatory approval, it may only apply to a narrower indication than we expect and our products will remain subject to regulatory scrutiny.

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

If we are unable to obtain approval from the FDA or other regulatory agencies for REQORSA, GPX-002, or our other current or future product candidates, or if, subsequent to approval, we are unable to successfully commercialize REQORSA, GPX-002, or our other current or future product candidates, we will not be able to generate sufficient revenue to become profitable or to continue our operations.

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. For example, in January 2017, the FDA Oncology Center of Excellence, or the Center of Excellence, was created to leverage the combined skills of regulatory scientists and reviewers with expertise in drugs, biologics, and devices (including diagnostics). While the Center of Excellence is designed to help expedite the development of oncology and malignant hematology-related medical products and support an integrated approach in the clinical evaluation of drugs, biologics and devices for the treatment of cancer, the Center of Excellence may, at times, create confusion within the FDA and especially in the Center of Biologics and Research, which is the primary review division for REQORSA. Gene therapy clinical trials conducted at institutions that receive funding for recombinant DNA research from the NIH, are also subject to review by NExTRAC. In August 2018, the NIH Director issued a statement describing a proposal intended to streamline the federal framework for oversight of gene therapy. The proposal, which the NIH developed in conjunction with the FDA, included amending the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines, to eliminate duplicative review and reporting requirements for human gene transfer protocols. The statement also described NIH’s effort to refocus the role of the RAC to be closer to its original mandate – a transparent forum for science, safety, and ethics of emerging biotechnologies. Accordingly, the NIH Guidelines have been updated to reflect these changes. Additionally, before a clinical trial can begin at an NIH-funded institution, that institution’s IRB, and its Institutional Biosafety Committee will have to review the proposed clinical trial to assess the safety of the study. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for performing studies or for obtaining approval of any of our current and potential product candidates. The regulatory changes discussed herein as well as other existing and future regulatory developments may cause unexpected delays and challenges for companies seeking approval of gene therapy products, like REQORSA, GPX-002, and our other current or future product candidates.

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

For example, in the United States, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA also must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with the Federal Food, Drug, and Cosmetic Act (“FDCA”) and implementing regulations and are subject to FDA oversight and post-marketing reporting obligations, in addition to other potentially applicable federal and state laws.

In the EU, any future advertising and promotion of our products will be subject to EU laws governing promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. In addition, other legislation adopted by individual EU Member States may apply to the advertising and promotion of medicinal products. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with health care professionals. These laws require that promotional materials and advertising for medicinal products are consistent with the product’s Summary of Product Characteristics (“SmPC”) as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comport with the SmPC is considered to constitute off-label promotion, which is prohibited in the EU. The applicable laws at EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.

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

If the FDA does not find the manufacturing facilities of our current or future contract manufacturers acceptable for commercial production, we may not be able to commercialize REQORSA, GPX-002, or any of our other current or future product candidates.

We do not have the internal infrastructure or facilities to manufacture ourselves REQORSA, or earlier stage GPX-002 which is in preclinical development, or any other current or future product candidate, and intend to rely on CDMOs for clinical trial needs and commercial supply. However, our strategy could change in the future and we could choose to develop such infrastructure. We do not have agreements for all of the steps relating to the ongoing supply of REQORSA or any of our other product candidates, and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to complete clinical development and commercialize REQORSA or any of our other product candidates, if any of them are approved. The manufacture of gene therapy products is complex, and for CDMOs with whom we have agreements, there is no guarantee that they will be able to perform as required on a timely, consistent basis under the applicable governing agreement. Additionally, the facilities used by our contract manufacturers to manufacture product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on our third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture materials that conform to our specifications and the FDA’s cGMP standards and other requirements of any governmental agency to whose jurisdiction, we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks including:

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

Coverage and reimbursement may be limited or unavailable in certain market segments for REQORSA, GPX-002, and our other current or future product candidates, if approved, which could make it difficult for us to sell REQORSA, GPX-002, and our other current or future product candidates profitably.

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

We and our CROs are required to comply with good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving any marketing applications. In addition, our ongoing and future clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of our current and potential product candidates. Accordingly, if our CROs fail to comply with applicable regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have completed the technology transfer from MD Anderson to experienced commercial contract development and manufacturing organizations and have scaled-up clinical production of REQORSA appropriate for our Acclaim-1, Acclaim-2 and Acclaim-3 clinical trials. With the advancement of the development of GPX-002, we also are working to optimize the manufacture of this product candidate and to source high quality and integrated vendors capable of producing it in accordance with GMP.  No assurance can be given that such contract manufacturers will be able to, and will receive all approvals to, produce product sufficient for all of our clinical trial needs moving forward or for commercialization. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our contract manufacturers may be difficult and could be costly if we do make such a change, which could result in our inability to manufacture our product candidates and a delay in the development of our product candidates and their commercial sale, should they be approved. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our product candidates. There can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

In connection with our manufacturing activities, we may encounter technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Further, we have not fully completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing and testing partners do not enable such regulatory approvals, our commercialization efforts may be harmed. If such third-party manufacturers are unable to produce REQORSA, GPX-002, or other product candidates in the necessary quantities, or in compliance with cGMP or in compliance with pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, would be materially harmed. The manufacturing processes used by our contract manufacturers to manufacture product candidates must be approved by the FDA as part of our BLA package and the facilities used by our contract manufacturers must maintain a compliance status acceptable to the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. Although we provide specifications, we do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs for the manufacture of our product candidates. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory agencies, we will not be able to secure and/or maintain regulatory approval covering their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our future product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our current and future product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation.

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

IRI is controlled by Rodney Varner and IRI is owned by trusts for the benefit of Mr. Varner’s descendants. Mr. Varner is currently Chairman of our board of directors, having joined our board of directors on August 15, 2012, and has been our Chief Executive Officer since August 29, 2012 and President since August 10, 2020; accordingly, in 2009 and 2011, when the above referenced agreements between IRI and Genprex were entered into, Mr. Varner was neither a member of our board of directors nor an executive officer of Genprex. When the 2011 IRI Collaboration Agreement was entered into, Mr. Varner was deemed to be an “affiliate” of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares at that time. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

The disruptions to the global economy since the COVID-19 global pandemic commenced in 2020 has impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have experienced this impact most notably in our manufacturing operations due to the delay in our ability to acquire raw materials for our drug product. This delay has the potential to impact the timing of the conduct of our clinical trials. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and locating redundant or comparable sources. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

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

Moreover, in the event we need to obtain licenses from third parties to advance our research and development or allow commercialization of our product candidates, including additional technology that may be required or advisable to advance REQORSA or GPX-002, we may fail to obtain any of such licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to develop or license replacement technology, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties or that we may be estopped from acquiring such rights due to prior art. Specifically, mice and NHP studies for which we have disclosed data relating to our diabetes program includes a technology to which we do not have exclusive rights, though we expect, but are not guaranteed, that we will have exclusive rights to the final product(s) developed under this program.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and other post grant proceedings before the US Patent and Trademark Office (“USPTO”) and corresponding foreign patent offices. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current and future product candidates may be subject to claims of infringement of the patent rights of third parties.

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

As of March 15, 2024, we had 26 total employees, all of which were full-time. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our clinical trial management, product development, manufacturing, regulatory, and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. We may not be able to attract or retain qualified personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

As previously reported in 2022, our Chairman, President and Chief Executive Officer, Rodney Varner, had been diagnosed with a cutaneous lymphoma and has been undergoing chemotherapy and other treatments since then. Mr. Varner has been continuing in his roles at the Company during this period and expects to continue to do so, although he has limited some business activities and travel. Our board of directors had taken steps in 2022 to ensure smooth continuity of business priorities and operations during periods when Mr. Varner was receiving treatments or otherwise unavailable due to his condition. For business continuity, our board of directors has determined that Ryan Confer, our Chief Financial Officer, can and shall act in covering when Mr. Varner is unavailable.

In addition to our management team and key employees, we have scientific and clinical advisors and consultants who assist us in formulating our research, development and clinical strategies. These advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us and typically they will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

The market price of our common stock has been volatile in the past and is likely to be volatile in the future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

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
●

announcements of significant acquisitions, strategic partnerships, joint ventures, capital commitments or other material corporate transactions or events by us, our strategic collaboration partners or our competitors;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	additions or departures of key scientific or management personnel;
●	significant lawsuits, including patent or stockholder litigation;
●	changes in the market valuations of similar companies;
●	sales of our common stock by us or our stockholders;
●	trading volume of our common stock;
●	material announcements or changes impacting our common stock or our capitalization, or the perception that such changes could occur; and
●	General economic conditions in the United States and abroad; and other events or factors, many of which may be out of our control, including, but not limited to, pandemics, war, or other acts of God.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2023 as a result of material weaknesses in our internal controls due to the lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions. While management is working to remediate these material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to remediate the material weaknesses or maintain effective internal control over financial reporting, this could result in a material misstatement in our consolidated financial statements and a failure to meet our reporting and financial obligations, which could have a material adverse effect on our business.

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

We will likely incur increased costs and devote additional management time to public company reporting and compliance obligations as a result of exiting “emerging growth company” status.

We no longer qualify as an emerging growth company under the JOBS Act (our eligibility to qualify as an emerging growth company ended on December 31, 2023, the last day of our fiscal year following the fifth anniversary of our initial public offering). While we were an emerging growth company, we were able to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Now that we have exited emerging growth company status and we are no longer eligible to take advantage of the corresponding exemptions, we expect our management and other personnel to devote more time and the Company to incur additional costs to comply with the more stringent reporting requirements applicable to companies that are not emerging growth companies. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly.  We cannot predict or estimate the amount of additional costs we may incur as a result of our exit from emerging growth company status, or the timing of the incurrence of such costs.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2023, we had outstanding options to purchase an aggregate of 285,883 shares of our common stock at a weighted average exercise price of $121.11 per share and warrants to purchase an aggregate of 346,440 shares of our common stock at a weighted average exercise price of $57.79 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment, even if there is no relationship between such sales and the performance of our business.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. We may sell a substantial number of shares of our common stock pursuant to our existing At The Market Offering Agreement with H.C. Wainwright, pursuant to which we have the discretion to deliver placement notices to H.C. Wainwright at any time throughout the term of the At The Market Offering Agreement covering up to such number or dollar amount of shares of our common stock as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time; pursuant to such agreement, we have the discretion, subject to market demand, to vary the timing, prices, and quantity of shares sold, and there is no minimum or maximum sales price.  Any sales of equity securities, whether pursuant to our At The Market Offering Agreement or otherwise, may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 15, 2024. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

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

Our Amended and Restated Certificate of Incorporation, as may be further amended and restated from time to time, and Amended and Restated Bylaws, as may be further amended from time to time, provide that, unless we consent in writing to the selection of an alternative forum, the following actions must be brought solely and exclusively in the Court of Chancery of the State of Delaware (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to us or our stockholders; (iii) any action asserting a claim against us or any director or officer or other employee of the Company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim against us or any director or officer or other employee of the Company governed by the internal affairs doctrine. We believe that the exclusive forum provision may not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We believe that to the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, we believe that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers or other employees. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, results of operations, and financial condition.

General Risk Factors

Obligations associated with being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly now that we are no longer an “emerging growth company” (our eligibility to qualify as an emerging growth company ended on December 31, 2023, the last day of our fiscal year following the fifth anniversary of our initial public offering).  Further, in the event that in the future we were to no longer be eligible to qualify as a “smaller reporting company,” and/or if we become subject to the requirements applicable to accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, our compliance burdens and expenses will further increase. In addition, and as a general matter, we expect the foregoing public company rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential consequences.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, new variants of the COVID-19 pandemic or other epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, supply chain weaknesses, instability in the global credit markets, severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability, instability in the geopolitical environment, the Russian invasion of the Ukraine and other political tensions, including in the Middle East, and foreign governmental debt concerns. In 2023, the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or the FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of market participants to access near-term working capital needs, and create additional market and economic uncertainty.  There can be no assurance that any such continuing or future credit and financial market instability, liquidity shortages and a deterioration in confidence in economic conditions will not occur.  Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which could adversely affect our business, financial condition or results of operations.  If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management

We, like other companies in our industry, face several cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents, nor have we experienced a series of immaterial incidents, which would require disclosure.

In the ordinary course of our business, we use, store and process data including data of our employees, partners, collaborators, and vendors.  To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of policies, standards, architecture, and processes.  The cyber risk management program falls under the responsibility of our Director of IT & GxP Quality Systems, who has more than 15 years of experience, including cross-functional expertise in IT compliance and GXP systems.  Under the guidance of our Director of IT & GxP Quality Systems, reporting up to our Chief Financial Officer, we develop, maintain, and evidence the policies, standards, and processes in a manner consistent with applicable legal requirements.  We also utilize a variety of cybersecurity software from reputable vendors in cybersecurity.

We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and ensure the effectiveness of our security controls.  Our cybersecurity risk management program is Systems and Organization Controls (SOC)-certified and incorporates a number of components, including information security program assessments, continuous monitoring of critical risks from cybersecurity threats using automated tools, internal audits, and employee training.  We deploy a wide range of security tools across the environment, require multifactor authentication, hold client data on a separate virtual private cloud (VPC), and implement access control policies that further limit access to data within the systems.

We periodically conduct internal audits and are consistently evaluating our cyber readiness. As a result, we have not identified any material cybersecurity risks and are continuously hardening our environment, systems and infrastructure to reduce our vulnerability to attack. Additionally, our program includes regular cybersecurity training for all employees.

For further information regarding cybersecurity risks, please refer to “Risk Factors – Risks Related to Development and Commercialization of Our Current and Future Product Candidates” and other risks described in the “Risk Factors” section of this Annual Report on Form 10-K.

Governance

Our board of directors is responsible for the oversight of cybersecurity risk management.  The board of directors delegates oversight of the cybersecurity risk management program to the audit committee of the board of directors (the “Audit Committee”).  Our Chief Financial Officer reports to the Audit Committee.  The Audit Committee updates the board of directors on our cybersecurity risk management program, including any critical cybersecurity risks, ongoing cybersecurity initiatives and strategies, and applicable regulatory requirements and industry standards on an annual and as-needed basis.

Item 2. Properties.

Our principal offices are located at 3300 Bee Cave Road, #650-227, Austin, Texas 78746. We operate primarily as a virtual company, and we believe our current facilities and those that we believe are available to us are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

Item 3. Legal Proceedings.

From time to time, we may be involved in legal proceedings that arise during the ordinary course of business.  Although the results of legal proceedings cannot be predicted with certainty, we do not currently have any pending litigation to which we are a party or to which our property is subject that we believe to be material.  Regardless of the outcome, litigation can be costly and time consuming, and it can divert management’s attention from important business matters and initiatives, negatively impacting our overall operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The Nasdaq Capital Market under the symbol “GNPX” on March 29, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of March 25, 2024, there were approximately 158 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

For the quarter ended December 31, 2023, we issued and sold the following unregistered securities:

1)	On October 2, 2023, we issued an aggregate of 5,000 shares of our common stock to a consultant in consideration of services during the three months ended December 31, 2023.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

During the year ended December 31, 2023, there were no other unregistered sales of our securities except as previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain forward-looking statements. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward- looking statements include, but are not limited to, those discussed in “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance, or achievements. All amounts in this report are in United States (“U.S.”) dollars, unless otherwise noted.

Overview

We are a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. Our oncology platform utilizes our systemic, non-viral ONCOPREX® Delivery System which uses lipid-based nanoparticles in a lipoplex form to deliver tumor suppressor gene-expressing plasmids to cancer cells. The product is administered intravenously, where it is taken up by tumor cells that then express tumor suppressor proteins that were deficient in the tumor. Our diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, our technology is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin.

Oncology Platform

Our lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. In early studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with current approved therapies and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

Acclaim – 1: We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined that the recommended Phase 2 dose (“RP2D”) of REQORSA will be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® for the treatment of late-stage lung cancer. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024.  The Phase 2a expansion portion of the trial is expected to enroll approximately 66 patients; half will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy. The aim is to determine toxicity and efficacy profiles of patients with different eligibility criteria. There will be an interim analysis following the treatment of 19 patients in each cohort. We expect to complete the enrollment of 19 patients in each cohort of the Phase 2a expansion portion of the study by the end of 2024, and thus we expect the interim analyses in early 2025. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim – 2: We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-2 clinical trial. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to Acclaim-2 Safety Review Committee (“Acclaim-2 SRC”) approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, we amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the study by making the trial more attractive to a wider variety of investigators. We expect enrollment in the dose escalation portion of the study to be completed in the second half of 2024. We will then initiate and evaluate patients in the Phase 2a expansion portion of the study at the maximum tolerated dose (the “MTD”) or RP2D. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

The expansion portion of both the Acclaim-1 and Acclaim-2 trials are Phase 2 studies.  The expansion portion of these studies provides us the advantage of early insight into drug effectiveness in defined and distinct patient populations at the MTD or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the expansion portion of each study.

Acclaim – 3: We currently are enrolling patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In January 2024, we opened the Phase 1 portion of the Acclaim-3 study for enrollment. We expect to complete the Phase 1 dose escalation portion of the study during the second half of 2024 and we expect to start the Phase 2 expansion portion of our Acclaim-3 study in the second half of 2024. In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment.  In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell regulation, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We believe that our ONCOPREX Delivery System allows for delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and we are in early stages of discovery programs to identify other cancer candidates. In August 2022, we entered into a three-year sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, the Company will continue with its planned additional nonclinical studies before requesting regulatory guidance in 2024 for the IND-enabling studies. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023. These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to our financial statements included in this Annual Report on Form 10-K. In February 2023, the Company’s research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed, the number of patients enrolled and the rate of patient enrollment in any of our clinical trials may vary from our estimates and could result in our reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from contract research organizations (“CROs”) and other third-party service providers.

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to December 31, 2023. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

●	costs related to the use of contract manufacturers, manufacturing consultants, testing organizations, cold-storage facilities, and logistics service providers;

●

fees paid to clinical consultants, clinical trial sites and vendors, including CROs in conjunction with implementing and monitoring our clinical trials and acquiring and evaluating clinical trial data, including all related fees, such as patient screening fees, laboratory work, and statistical compilation and analysis;

●	costs related to compliance with drug development regulatory requirements; and

●	costs related to staffing and personnel associated with research and development activities, including wages, taxes, benefits, leases, overheads, supplies, and share-based compensation.

We recognize all research and development costs as they are incurred. Clinical trial costs, contract manufacturing and other development costs incurred by third parties are expensed as the contracted work is performed.

We expect our research and development expenses to increase in the future as we (i) continue to advance our current and future product candidates into and through clinical trials, (ii) transition some of our manufacturing activities to new vendors for a variety of reasons, such as to incorporate more advanced processes and scale production, including any additional work that has been or may be required to successfully adapt our process to these new processes, (iii) pursue regulatory approval of our current and potential product candidates in the United States and Europe, and (iv) expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability, and limited contracted partners. We may never succeed in achieving regulatory approval for any of our current or future product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following summarizes our results of operations for the years ended December 31, 2023 and 2022.

Research and Development Expense. Research and development (“R&D”) expense was $17,616,605 for the year ended December 31, 2023 as compared to $11,510,074 for the year ended December 31, 2022. This increase of $6,106,531, or 53%, is primarily due to (i) changes in our manufacturing programs due to our transition to more capable contract development and manufacturing organizations (“CDMOs”), (ii) increased manufacturing and testing of our drug product for our Acclaim-1 and Acclaim-2 clinical trials, and (iii) increase in third-party vendors to support our manufacturing and preclinical and clinical programs.

General and Administrative Expense. General and administrative (“G&A”) expense for the year ended December 31, 2023 was $13,443,961 as compared to $12,295,070 for the year ended December 31, 2022. The increase of $1,148,891, or 9% is primarily due to (i) an increase in professional services and third-party vendors to support corporate programs, and (ii) greater share-based compensation associated with G&A employees and service providers.

Interest Income. Interest income was $215,109 and $90,098 for the years ended December 31, 2023 and 2022, respectively. This increase of $125,011 was primarily due to changes in balances and a significant increase in interest rates of our money market instruments for the year ended December 31, 2023 as compared to the prior year.

Interest Expense. There was no interest expense for the years ended December 31, 2023 and 2022 because we had no debt obligations. As of December 31, 2023, we had no outstanding debt.

Depreciation Expense. Depreciation expense was $15,004 and $25,575 for the years ended December 31, 2023 and 2022, respectively. The decrease of $10,571, or 41%, in depreciation was primarily due to the timing of purchases of computer equipment for new employees.

Net Loss.  We had a net loss of $30,860,461, for the fiscal year ended December 31, 2023 compared to a net loss of $23,740,621 for the fiscal year ended December 31, 2022. The increase of $7,119,840, or 30%, in net loss was primarily due to the expansion of our manufacturing to more qualified CDMOs as well as increased manufacturing and testing of our drug product to support our Acclaim-1 and Acclaim-2 clinical trials.

Liquidity and Capital Resources

From inception through December 31, 2023, we have never generated revenue from product sales and have incurred net losses in each year. As of December 31, 2023, we had an accumulated deficit of $133,688,280. We have funded our operations primarily through the sale and issuance of capital stock. For the year ended December 31, 2022, we sold an aggregate of 98 shares of common stock for total net proceeds of $4,532 pursuant to our 2022 ATM facility as governed by the Equity Distribution Agreement (as further described below) and issued 2,925 shares of common stock upon the exercise of options for gross proceeds of $1,755. For the year ended December 31, 2023, we sold an aggregate of 1,342 shares of common stock for total net proceeds of $78,355 pursuant to our 2022 ATM facility as governed by the Equity Distribution Agreement (as further described below).

On November 18, 2022, we entered into an Equity Distribution Agreement with JMP Securities, with respect to an at-the-market offering program (our “2022 ATM Facility”) under which we could offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million. We agreed to pay JMP Securities a commission equal to three percent (3%) of the gross sales proceeds of any shares sold under the Equity Distribution Agreement, and also provided JMP Securities with customary indemnification and contribution rights. For the year ended December 31, 2022, we sold 98 shares of our common stock for net proceeds to us totaling $4,532. For the year ended December 31, 2022, we sold 1,342 shares of our common stock for net proceeds to us totaling $78,355. On December 12, 2023, we provided notice to JMP Securities of our termination of the 2022 ATM Facility. The termination of the Equity Distribution Agreement with JMP Securities was effective as of December 13, 2023.

On March 1, 2023, we completed a registered direct offering in which we sold 95,239 shares of our common stock and warrants to purchase 95,239 shares of our common stock to an accredited healthcare-focused institutional investor for aggregate net proceeds of approximately $3.6 million. On July 21, 2023, we raised approximately $6.7 million in net proceeds in a registered direct offering pursuant to which we sold 185,644 shares of common stock and warrants to purchase up to 185,644 shares of common stock.

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights. As of December 31, 2023 we had not sold any Shares through the Agent under the Agreement. From January 1, 2024 through the date of filing of this Annual Report on Form 10-K, subsequent to the December 31, 2023 balance sheet date, we have sold 158,474 Shares for net proceeds to us totaling $881,946 through the Agent under the Agreement.

As of December 31, 2023, we had $6,737,629 in cash. Subsequent to year-end 2023, on March 21, 2024, we raised approximately $5.8 million in net proceeds in a registered direct offering pursuant to which we sold (i) 165,000 shares of our common stock, (ii) pre-funded warrants exercisable for up to an aggregate of 1,377,112 shares of our common stock, and (iii) warrants exercisable for up to an aggregate of 1,542,112 shares of our common stock.  In connection with the March 2024 registered direct offering, we amended certain existing warrants to reduce the exercise price and extend the term thereof.  See “Note 9 – Subsequent Events – March 2024 Registered Direct Offering” to the Financial Statements included in this Annual Report on Form 10-K. Additionally, as noted above, we received net proceeds totaling $881,946 through the Agent under the ATM Agreement subsequent to year-end 2023.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty.  Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1, Acclaim-2, and Acclaim-3 clinical trials (of which Acclaim-1, Acclaim-2 and Acclaim-3 are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect enrollment in each of the cohorts of the Phase 2a expansion portion of the Acclaim-1 trial to be completed by the end of 2024. We expect enrollment in the Phase 1 dose escalation portion of the Acclaim-2 trial to be completed by the second half of 2024. Enrollment in the Acclaim-3 clinical trial is expected to be completed during the second half of 2024 after which we expect to commence the Phase 2 portion of the Acclaim-3 trial in the second half of 2024. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our ATM pursuant to our Agreement with the Agent, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into the third quarter of 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients and additional time required in connection with our transition to the new third party CDMO and the manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(24,738,603)	$(17,621,498)
Net cash used in investing activities	(71,214)	(59,735)
Net cash provided by financing activities	10,593,377	6,426
Net decrease in cash	(14,216,440)	(17,674,807)

Short Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs into the third quarter of 2024, but will need additional fundraising activities and cash on hand by such time. We currently have certain fixed cash obligations with respect to development of materials used in our clinical studies and payment obligations associated with our ongoing conduct and monitoring of our Acclaim clinical trials, and we expect that we will have insufficient cash to cover these requirements through fiscal year 2024 without raising additional working capital.  The foregoing conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements included in this Annual Report are issued. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our ongoing and/or planned clinical trials.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the costs and timing of our development activities and preclinical and clinical trials;

●	the cost of manufacturing our existing and future products;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company;

●

the costs associated with additional business development or mergers and acquisitions activity, including acquisition-related costs, earn-outs or other contingent payments and costs of developing and commercializing any technologies to which we obtain rights;

●	third-party costs associated with the development and commercialization of our existing and future products and the ability of our development partners to satisfy our requirements on a timely basis;

●	the scope and terms of our business plans from time to time, and our ability to realize upon our business plans; and

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Cash used in operating activities

Net cash used in operating activities was $24,738,603 and $17,621,498 for the years ended December 31, 2023 and 2022, respectively. The increase of $7,117,105, or 40%, in net cash used in operating activities in 2023 was primarily due to us advancing our manufacturing programs to support enrollment of patients in our Acclaim-1 and Acclaim-2 clinical trials in the year ended December 31, 2023 compared to December 31, 2022 when our Acclaim-1 and Acclaim-2 clinical trials were initiated but enrolling patients at the slower, safety-oriented, Phase 1 portion per their respective protocols.

Cash used in investing activities

Net cash used in investing activities was $71,214 and $59,735 for the years ended December 31, 2023 and 2022, respectively. The increase in net cash provided by investing activities of $11,479, or 19%, was primarily due to greater use of R&D materials associated with testing and clinical use in our Acclaim clinical trials in the year ended December 31, 2023 compared to the year ended December 31, 2022. Changes in intellectual property and research and development supplies during this period were negligible.

Cash provided by financing activities

Net cash provided by financing activities was $10,593,377 and $6,426 for the years ended December 31, 2023 and 2022, respectively. The increase of $10,586,951, or 100%, in net cash provided by financing activities was primarily due to the registered direct offerings in February 2023 and July 2023 and there were no comparable capital raising activities throughout the year ended December 31, 2022.

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

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer and our principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2023 due to material weaknesses in our internal controls due to the lack of segregation of duties and insufficient depth of in-house accounting personnel.

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

During the year ended December 31, 2023 and as our operational activities increased, management determined and continues to determine that it does not have sufficient segregation of duties within its accounting functions nor does it have sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions, which are basic internal controls. Due to our size, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our size and nature also do not allow for our accounting staff to have depth of expertise in all areas that might be desirable, such as expertise in accounting for a variety of complex transactions. Management evaluated the impact of our failure to maintain effective segregation of duties and sufficient depth of personnel on our assessment of our internal control over financial reporting and has concluded that these control deficiencies represent material weaknesses.

Remediation Plans

Management is actively engaged in remediation efforts to address the material weakness identified in the management’s evaluation of internal controls and procedures. The remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weakness and include:

●	new accounting software, processes, and workflows to further segregate duties among limited accounting staff;

●	specific review procedures, including the added involvement of our General Counsel to review all accounting transactions following a given period in an effort to enhance accuracy of reporting;

●	specific review procedures, including the added involvement of our manufacturing staff, to enhance controls associated with the tracking and reporting of inventory values in our supply chain;

●	a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by the Company through controls and procedures and the monitoring of their integrity and effectiveness;

●	additional hiring of staff and development of accounting processes and policies to further segregate accounting responsibilities and increase the depth of our expertise in accounting for a variety of complex transactions; and

●	additional training, testing, and certification of key accounting, finance, IT, and legal team members.

During the year ended December 31, 2023, we took actions to remediate the material weakness relating to our internal controls over financial reporting including:

●	continued evaluation and documentation of policies, processes, and controls, both manual and automated;

●	identification and implementation of improvements to information technology and security controls and supporting control documentation;

●

improvements to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members;

●	initiation and completion of training programs, testing, and certification for key accounting and finance personnel related to internal controls and implementation of COSO Framework;

●	evaluation of existing capabilities of accounting and finance staff related to complex technical accounting items associated with U.S. GAAP and engagement with external advisory firms to provide technical support as necessary;

●

the hiring of a director-level IT employee specialized in the evaluation and implementation of IT and secure policies, processes, and control documentation, and evaluation of inventory management and quality management software systems and associated implementation to ensure effective workflow processes and effective control environment of these systems; and

●

the hiring and integration of an associate general counsel with SEC reporting experience into our internal controls over financial reporting process to assist in the review and oversight of financial reporting and disclosure controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information that will be contained in our definitive proxy statement (the “Proxy Statement”) for the 2024 annual meeting of stockholders (the “Annual Meeting”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023.

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

Item 15. Exhibit and Financial Statement Schedules.

(a)(1)	Financial statements.

The financial statements and supplementary data required by this item begin on page F-1.

(a)(2)	Financial Statement Schedules.

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3)	Exhibits.

EXHIBIT INDEX

Exhibit Number		Description of Exhibit
3.1	*

Amended and Restated Certificate of Incorporation of the Registrant, dated April 3, 2018, as amended by the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 31, 2024.

3.2

Amended and Restated Bylaws of Genprex, Inc., as amended by Amendment No. 1 adopted and approved by Genprex, Inc.’s Board of Directors on October 18, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2023.

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

4.3		Warrant Agreement, dated July 27, 2018, issued to Cancer Revolution, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.4		Warrant Agreement, dated July 27, 2018, issued to Inception Capital Management, LLC, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.5		Warrant Agreement, dated July 27, 2018, issued to Cancer Biotech, LLC, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.6		Form of Warrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

4.7		Warrant Agreement, dated April 24, 2020, issued to Cancer Revolution LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 28, 2020.

4.8		Warrant Agreement, dated August 10, 2020, issued to Capital City Technical Consulting, Inc., incorporated by reference to Exhibit 4.11 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

4.9		Form of Securities Purchase Agreement, dated February 8, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 9, 2021.

4.10		Warrant Agreement, dated February 10, 2021, issued to Bear Creek Capital LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2021.

4.11		Form of Warrant Agreement, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021.

4.12		Warrant Agreement, dated as of July 1, 2022, issued to Bear Creek LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022.

4.13		Form of Warrant, dated March 1, 2023, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 27, 2023.

4.14		Form of Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 19, 2023.

4.15		Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 19, 2023.

4.16		Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.17		Form of Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.18		Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.19		Form of Warrant Amendment Agreement, incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.20	*	Description of Registrant’s Securities.

10.1	+

Form of Indemnity Agreement, by and between the Company and its directors and officers, dated as of May 17, 2022, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022.

Exhibit Number		Description of Exhibit
10.2	+	Registrant’s 2009 Equity Incentive Plan, including Form of Notice of Stock Option Grant, and Form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.3	*+	Genprex, Inc. 2018 Equity Incentive Plan, dated April 3, 2018, including Forms of Award Agreements thereunder.

10.4	*+	Genprex, Inc. Form of Inducement Grant.

10.5	+	Genprex, Inc. 2018 Employee Stock Purchase Plan, dated April 3, 2018, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.6	+

Genprex, Inc. Amended and Restated Outside Director Compensation Policy, adopted June 27, 2023, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 27, 2023.

10.7

Patent and Technology License Agreement, dated July 20, 1994, by and between the Board of Regents of the University of Texas System, The University of Texas M.D. Anderson Cancer Center and Intron Therapeutics, Inc., incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.8

Amendment No. 3 to Patent and Technology License Agreement, dated October 4, 2001, incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.9

Technology Sublicense Agreement, dated March 7, 2007, by and between Introgen Therapeutics, Inc., and Introgen Research Institute, Inc., incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.10

Assignment and Collaboration Agreement, dated April 13, 2009, by and between Gensolve, Inc. and the Registrant, incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

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

10.14	+

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

Exhibit Number		Description of Exhibit
10.16		Form of Securities Purchase Agreement, dated November 20, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

10.17		Exclusive License Agreement, dated February 11, 2020, by and between the Registrant and the University of Pittsburgh – Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2020.

10.18		Form of Securities Purchase Agreement, dated February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2020.

10.19	+	Executive Employment Agreement, dated March 12, 2020, by and between the Registrant and Catherine Vaczy, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 23, 2020.

10.20	++	Amendment No. 1 to Patent and Technology License Agreement, dated March 3, 2021, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

10.21	+	First Amendment to Executive Employment Agreement, dated March 24, 2021, by and between the Registrant and Catherine Vaczy, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 25, 2021.

10.22	+	Offer Letter, dated September 27, 2021, by and between the Registrant and Mark S. Berger, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 28, 2021.

10.23	++	First Amendment to Exclusive License Agreement, dated August 17, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 22, 2022.

Exhibit Number		Description of Exhibit
10.24	*++	Second Amendment to Exclusive License Agreement, dated November 3, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education.

10.25	++	Exclusive License Agreement, dated November 22, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 28, 2022.

10.26	++	Exclusive License Agreement, dated December 29, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 5, 2023.

10.27		Form of Securities Purchase Agreement, dated March 1, 2023, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 27, 2023.

10.28	++	Exclusive License Agreement, dated July 14, 2023, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2023.

10.29		Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 19, 2023.

10.30		At The Market Offering Agreement, dated December 13, 2023, by and between Genprex, Inc. and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on December 13, 2023.

10.31		Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

16.1		Auditor Letter, dated March 6, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed on March 6, 2023.

16.2		Auditor Letter, dated April 26, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K/A filed on April 27, 2023.

16.3		Auditor Letter, dated May 12, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K/A filed on May 12, 2023.

16.4		Auditor Letter, dated July 14, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed on July 14, 2023.

16.5		Auditor Letter, dated August 21, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K/A filed on August 21, 2023.

23.1	*	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm.

23.2	*	Consent of Daskzal Bolton LLP, Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	*+	Genprex, Inc. Compensation Recovery Policy.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document.

104	*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
++	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.

Date: April 1, 2024	By:	/s/ J. Rodney Varner
J. Rodney Varner
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ J. Rodney Varner	Chief Executive Officer and Chairman of the Board of Directors	April 1, 2024
J. Rodney Varner	(Principal Executive Officer)

/s/ Ryan M. Confer	Chief Financial Officer	April 1, 2024
Ryan M. Confer	(Principal Financial and Accounting Officer)

/s/ Brent Longnecker	Member of the Board of Directors	April 1, 2024
Brent Longnecker

/s/ Jose Antonio Moreno Toscano	Member of the Board of Directors	April 1, 2024
Jose Antonio Moreno Toscano

/s/ Will R. Wilson, Jr.	Member of the Board of Directors	April 1, 2024
Will R. Wilson, Jr.

GENPREX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Genprex, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Genprex, Inc. (the “Company”) as of December 31, 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2023 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit at December 31, 2023 and, since inception, has suffered significant operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revisions to 2022 Financial Statements

The financial statements of the Company as of and for the year ended December 31, 2022, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Notes 2 and 4 to the financial statements, were audited by other auditors whose report, dated March 31, 2023, expressed an unqualified opinion on those statements. We audited the adjustments to the 2022 financial statements to retrospectively apply the February 2, 2024, reverse stock split, as described in Notes 2 and 4 to the financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any other procedures to the 2022 financial statements of the Company other than with respect to the retrospective adjustments and procedures related to certain state and federal tax information as described in the following paragraph and, accordingly, we do not express an opinion or any other form of assurance on the 2022 financial statements taken as a whole.

The financial statements of the Company as of and for the year ended December 31, 2022, excluding the tabular federal and state income tax information for the 2022 financial statements disclosed in Note 8, were audited by other auditors whose report, dated March 31, 2023, expressed an unqualified opinion on those statements. We audited the tabular federal and state income tax information for the 2022 financial statements disclosed in Note 8. In our opinion, such information included in the table for 2022 is fairly stated, in all material respects, as of and for the year ended December 31, 2022. However, we were not engaged to audit, review, or apply any other procedures to the 2022 financial statements of the Company other than with respect to the tabular federal and state income tax information for the 2022 financial statements disclosed in Note 8 and procedures related to retroactive adjustments as a result of the reverse stock split as described in the preceding paragraph, and, accordingly, we do not express an opinion or any other form of assurance on the 2022 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Accrued Research and Development Costs

Critical Audit Matter Description

The Company records accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and include the costs incurred but not yet invoiced within other accrued liabilities in the balance sheet and within research and development expense in the statement of operations. These costs can be a significant component of the Company’s research and development expenses.

The Company estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress of the services and the agreed-upon fee to be paid for such services. The Company makes estimates in determining the accrued balance in each reporting period. Clinical trial related contracts vary in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit or contain a combination of these elements. Estimates include costs associated with services provided by contract organizations for preclinical and clinical development, and manufacturing of the Company’s product candidates. In the case of clinical trials, the Company relies on estimates of the progress of the clinical trials and related expenses incurred. As actual costs become known, the Company adjusts its accrued estimates.

We identified accrued research and development costs as a critical audit matter given the estimation involved in accounting for accrued research and development costs, as well as the material weakness identified by the Company in its internal controls over financial reporting. This required extensive audit effort related to the estimation of accrued research and development costs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued research and development costs included the following, among others: we obtained an understanding and evaluated the design and implementation of controls over the estimation of accrued preclinical studies, clinical trials and manufacturing expenses. We also read a sample of research, collaboration, and manufacturing agreements and contracts, as well as amendments thereto.

We also evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of preclinical studies, clinical trial and manufacturing activities. For a selection of agreements and contracts, we compared the amount of accrual at the end of the prior period to current year activity and evaluated the accuracy of the Company’s estimation methodology. For the selection of agreements, we obtained a written confirmation of the status of clinical trials and manufacturing from the Company’s third-party service providers. We also made selections of specific amounts recognized as research and development expense as well as those recognized as accrued expenses to evaluate management’s estimate of the vendor’s progress and performed additional procedures.

Accounting for Equity Financing and Warrant Issuances

Critical Audit Matter Description

The Company evaluates its equity issuances to determine if those contracts or embedded components of those contracts qualify as derivative instruments requiring separate recognition in the Company’s financial statements. As described in Note 4, on March 1, 2023, the Company completed a registered direct offering (“RDOs”), in which the Company sold to an accredited healthcare-focused institutional investor an aggregate of 95,239 shares of its common stock and warrants to purchase up to 95,239 shares of its common stock, at a combined offering price of $42.00 per share of common stock and accompanying warrant. On July 21, 2023, the Company completed another registered direct offering priced at the market under Nasdaq rules, in which the Company sold to accredited healthcare-focused institutional investors an aggregate of (i) 185,644 shares of its common stock, and (ii) warrants to purchase up to 185,644 shares of its common stock, at a combined offering price of $40.40 per share of common stock and accompanying warrant. Also, the Company agreed to issue to the Placement Agent warrants to purchase up to an aggregate of 11,140 shares of the Company’s common stock.

We identified the accounting for equity financing and warrant issuances as a critical audit matter because of the complexity in applying the accounting framework, as well as the material weakness identified by the Company in its internal controls over financial reporting. This required extensive audit effort related to application of accounting framework.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, obtaining an understanding of, evaluating the design of the operating effectiveness of controls over management’s process for the accounting treatment, reading the agreements, and evaluating the accounting for the RDO warrant issuance. Testing management’s process included (i) evaluating the internal controls and application of the accounting framework used by management; (ii) testing the mathematical accuracy of management’s calculations; and (iii) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s application of the accounting framework and (ii) testing the mathematical accuracy of management’s calculation and conclusion related to the accounting classification of the 2023 RDO warrant issuances.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2023.

East Brunswick, New Jersey

April 1, 2024

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Genprex, Inc.

Austin, Texas

Opinion on the Financial Statements

We have audited, before (1) the effects of the adjustments to retrospectively apply the effects of the reverse stock split described in Note 2 – Summary of Significant Accounting Policies – Reverse Stock Split and Note 4 – Equity – Reverse Stock Split (Reverse Stock Split) and (2) the inclusion of tabular federal and state income tax information for the 2022 financial statements disclosed in Note 8 – Income Taxes, the accompanying balance sheet of Genprex, Inc. (the “Company”) at December 31, 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, before (1) the effects of the adjustments to retrospectively apply the reverse stock split described in Note 2 – Summary of Significant Accounting Policies – Reverse Stock Split and Note 4 – Equity – Reverse Stock Split (Reverse Stock Split) and (2) the inclusion of tabular federal and state income tax information for the 2022 financial statements disclosed in Note 8 – Income Taxes, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Daszkal Bolton LLP

We served as the Company’s auditor from 2014 through March 2023.

Boca Raton, FL

March 31, 2023

Genprex, Inc.

Balance Sheets

	Year Ended
	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,737,629	$20,954,069
Accounts receivable	—	34,852
Prepaid expenses and other	794,138	484,224
Total current assets	7,531,767	21,473,145
Property and equipment, net	7,859	23,032
Other assets:
Security deposits	10,000	21,818
Research and development supplies	2,347,488	2,864,937
Intellectual property, net	773,478	702,095
Total other assets	3,130,966	3,588,850
Total assets	$10,670,592	$25,085,027
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,397,610	$442,925
Other current liabilities	1,856,598	2,367,362
Total current liabilities	3,254,208	2,810,287
Stockholders' equity:
Common stock $0.001 par value: 200,000,000 shares authorized; 1,485,902 and 1,202,677 shares issued and outstanding, respectively	1,486	1,203
Additional paid-in capital	141,103,178	125,101,356
Accumulated deficit	(133,688,280)	(102,827,819)
Total stockholders' equity	7,416,384	22,274,740
Total liabilities and stockholders' equity	$10,670,592	$25,085,027

See accompanying notes to the financial statements.

Genprex, Inc.

Statements of Operations

	Year Ended
	December 31,
	2023	2022
Revenues	$—	$—
Cost and expenses:
Depreciation	15,004	25,575
Research and development	17,616,605	11,510,074
General and administrative	13,443,961	12,295,070
Total costs and expenses	31,075,570	23,830,719
Operating loss	(31,075,570)	(23,830,719)
Interest income	215,109	90,098
Net loss	$(30,860,461)	$(23,740,621)
Net loss per share — basic and diluted	$(22.56)	$(19.80)
Weighted average number of common shares — basic and diluted	1,367,747	1,198,837

See accompanying notes to the financial statements.

Genprex, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2021	1,196,893	1,197	120,362,992	(79,087,198)	41,276,991
Issuance of common stock for cash	3,023	3	6,423	—	6,426
Issuance of common stock for services	2,761	3	163,229	—	163,232
Share-based compensation	—	—	4,568,712	—	4,568,712
Net loss	—	—	—	(23,740,621)	(23,740,621)
Balance at December 31, 2022	1,202,677	1,203	125,101,356	(102,827,819)	$22,274,740
Issuance of common stock and warrants for cash net of issuance costs	282,725	282	10,593,095	—	10,593,377
Issuance of common stock for services	500	1	19,009	—	19,010
Share-based compensation	—	—	5,389,718	—	5,389,718
Net loss	—	—	—	(30,860,461)	(30,860,461)
Balance at December 31, 2023	1,485,902	1,486	141,103,178	(133,688,280)	$7,416,384

See accompanying notes to the financial statements.

Genprex, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,860,461)	$(23,740,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,004	25,575
Share-based compensation	5,408,728	4,731,944
Changes in operating assets and liabilities:
Accounts receivable	34,852	(34,852)
Prepaid expenses and other	(309,914)	27,125
Research and development supplies	517,449	157,465
Deposits	11,818	(13,127)
Accounts payable	954,686	(530,269)
Other current liabilities	(510,765)	1,755,262
Net cash used in operating activities	(24,738,603)	(17,621,498)
Cash flows from investing activities:
Reductions to property and equipment	169	—
Additions to intellectual property	(71,383)	(59,735)
Net cash used in investing activities	(71,214)	(59,735)
Cash flows from financing activities:
Net proceeds from issuances of common stock	10,593,377	6,426
Net cash provided by financing activities	10,593,377	6,426
Net decrease in cash	(14,216,440)	(17,674,807)
Cash and cash equivalents, beginning of year	20,954,069	38,628,876
Cash and cash equivalents, end of year	$6,737,629	$20,954,069

See accompanying notes to the financial statements.

Genprex, Inc.

Notes to Financial Statements

Note 1 – Description of Business and Basis of Presentation

Genprex, Inc. (“Genprex” or the “Company”), incorporated in Delaware in April 2008, is a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. The Company’s oncology platform utilizes its systemic, non-viral ONCOPREX® Delivery System which uses lipid-based nanoparticles in a lipoplex form to deliver tumor suppressor gene-expressing plasmids to cancer cells. The product is administered intravenously, where it is taken up by tumor cells that then express tumor suppressor proteins that were deficient in the tumor. The Company’s diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, the Company’s technology is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin.

Oncology Platform

Genprex’s lead oncology drug candidate, REQORSA® Immunogene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. In early studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. The Company’s strategy is to develop REQORSA in combination with current approved therapies and the Company believes REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

Acclaim – 1: The Company is currently enrolling and treating patients in the Phase 2a expansion portion of its Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined that the recommended Phase 2 dose (“RP2D”) of REQORSA will be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® for the treatment of late-stage lung cancer. Genprex opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024.  The Phase 2a expansion portion of the trial is expected to enroll approximately 66 patients; half will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy. The aim is to determine toxicity and efficacy profiles of patients with different eligibility criteria. There will be an interim analysis following the treatment of 19 patients in each cohort. The Company expects to complete the enrollment of 19 patients in each cohort of the Phase 2a expansion portion of the study by the end of 2024, and thus the Company expects the interim analyses in early 2025. The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim – 2: The Company is currently enrolling and treating patients in the Phase 1 dose escalation portion of its Phase 1/2 Acclaim-2 clinical trial. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to Acclaim-2 Safety Review Committee (“Acclaim-2 SRC”) approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. In March 2023, Genprex amended the Acclaim-2 protocol to include additional treatments in the control group with the goal of accelerating enrollment in the study by making the trial more attractive to a wider variety of investigators. The Company expects enrollment in the dose escalation portion of the study to be completed in the second half of 2024. The Company will then initiate and evaluate patients in the Phase 2a expansion portion of the study at the maximum tolerated dose (the “MTD”) or RP2D. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

The expansion portion of both the Acclaim-1 and Acclaim-2 trials are Phase 2 studies.  The expansion portion of these studies provides the Company with the advantage of early insight into drug effectiveness in defined and distinct patient populations at the MTD or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the expansion portion of each study.

Acclaim – 3: The Company is currently enrolling patients in the Phase 1 dose escalation portion of its Phase  1/2 Acclaim- 3 clinical trial. The Acclaim- 3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In January 2024, the Company opened the Phase 1 portion of the Acclaim- 3 study for enrollment. The Company expects to complete the Phase 1 dose escalation portion of the study during the  second half of 2024 and the Company expects to start the Phase 2 expansion portion of its Acclaim- 3 study in the second half of 2024. In June 2023, the FDA granted Fast Track Designation for the Acclaim- 3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment.  In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell regulation, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by the Company’s exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). Genprex believes that its ONCOPREX Delivery System allows for delivery of a number of cancer-fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and the Company is in early stages of discovery programs to identify other cancer candidates. In August 2022, Genprex entered into a three-year sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes.

Diabetes Gene Therapy

In diabetes, the Company has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX- 002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX- 002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX- 002 for Type 2 diabetes (formerly known as GPX- 003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. Genprex finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, the Company submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, the Company will continue with its planned additional nonclinical studies before requesting regulatory guidance in 2024 for the IND-enabling studies. In October 2023, Genprex entered into a one-year extension to its August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX- 002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass the Company’s most recent technologies to which it acquired exclusive rights from the University of Pittsburgh in July 2023. These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to the Company’s financial statements included in this Annual Report on Form 10-K. In February 2023, the Company’s research collaborators at the University of Pittsburgh presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX- 002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes.

Capital Requirements, Liquidity and Going Concern Considerations

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as shown in the accompanying financial statements, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in its operations. Genprex expects to continue to incur significant expenditures to further clinical trials for the commercial development of its patents.

The Company recognizes that it must obtain additional capital resources to successfully commercialize its product candidates. To date, Genprex has received funding in the form of equity and debt, and the Company plans to seek additional funding in the future. However, no assurances can be given that it will be successful in raising additional capital. If the Company is not able to timely and successfully raise additional capital, the timing of its clinical trials, financial condition and results of operations may be materially and adversely affected. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities.

Genprex believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for its necessary operations and expected clinical trial activities into the third quarter of 2024. Genprex has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development and operations. The Company plans to secure such additional funding, although there are no guarantees or commitments for additional funding.

As a result of its recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if Genprex is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Genprex’s financial statements have been prepared in accordance with US GAAP. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the financial statements not misleading. The results of operations for any interim periods are not necessarily indicative of results to be expected for the full year. A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Reverse Stock Split

On February 2, 2024, Genprex completed a 1-for-40 reverse stock split (“Reverse Split”) of its issued and outstanding shares of common stock. The Reverse Split did not change the number of authorized shares of common stock or par value. All references in these financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split (See Note 4 – Equity – Reverse Stock Split).

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Statement of Cash Flows for the year ended fiscal year ended  December 31, 2022 to reclassify research and development supplies from an investing activity to an operating activity.

Use of Estimates

The preparation of the Company’s financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. Genprex has cash in a money market account and had $6,490,117 and $20,679,538 in excess of FDIC insured limits of $250,000 at  December 31, 2023 and 2022, respectively.  Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 632,323 unexercised options granted by the Company’s board of directors and warrants to purchase shares of common stock, and (ii) 51,862 unvested restricted stock units to purchase shares of common stock granted by the Company’s board of directors as of December 31, 2023.

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

Research and Development Materials Costs

Research and development expenditures consist of costs incurred to conduct research, develop engineering materials for further study, and develop clinical strategies for current and future programs associated with the Company's preclinical and Phase 1/2 clinical trials. These expenditures are expensed in the period incurred and include payments to collaborative research partners, manufacturing partners and consultants, and clinical strategy partners, wages and associated employee benefits, facilities, and overhead costs.

Materials acquired to be used in clinical research, that have an alternative future use, are capitalized when the materials are acquired, and included in research and development supplies. These supplies are recognized as expense as they are consumed through use for testing or clinical activities, or have spoiled. The costs of materials that were acquired for a particular research and development activity and have no alternative future use are expensed in the period acquired.

Research and development supplies purchased and capitalized for future use were $2,347,488 and $2,864,937 at  December 31, 2023 and 2022, respectively.

Intellectual Property

Intellectual property consists of legal and related costs associated with patents, trademarks, and other proprietary technology and rights developed, acquired, or licensed by Genprex that it believes contribute to a probable economic benefit toward such patents and activities. These costs incurred in connection with obtaining intellectual property protection, such as patent applications and filing fees associated with and patent protection, are capitalized. Intellectual property is stated at cost, to be amortized on a straight-line basis over the estimated useful lives of the assets.

Accounting for Stock-Based Compensation

Genprex uses the fair value-based method of accounting for stock-based compensation for options granted to employees, independent consultants and contractors. The Company measures options granted at fair value determined as of the grant date and recognize the expense over the periods in which the options vest or are expected to vest and related services are rendered based on the terms and conditions of the award. Generally, where the award only has a service condition, the requisite service period is the same as the vesting period.

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the years ended December 31, 2023 and 2022, there were no deemed impairments of the Company’s long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after December 31, 2023 are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

Note 3 – Intellectual Property

As of December 31, 2023, Genprex owned or had exclusive license agreements on 21 granted patents and 23 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

University of Pittsburgh

On February 11, 2020, Genprex entered into an exclusive license agreement with the University of Pittsburgh for patented gene therapy technologies relating to the potential treatment of Type 1 and Type 2 diabetes. This license was first amended on August 17, 2022, to extend the milestone related to the filing of a new investigational drug (“IND”) application. This license was amended again on November 3, 2022, to include a new licensed glucagon promoter technology related to Type 1 diabetes and set FDA and clinical milestones related to the glucagon technology.

On November 22, 2022, Genprex entered into an exclusive license agreement with the University of Pittsburgh relating to the transformation of macrophages enabling them to reduce autoimmunity activity in Type 1 diabetes.

On December 29, 2022, Genprex entered into an exclusive license agreement with the University of Pittsburgh relating to the use of an insulin promoter in combination with the Company’s existing gene therapy, including the Pdx1 and MafA transcription factors, as a potential treatment for Type 2 diabetes.

On July 14, 2023, Genprex entered into an exclusive license agreement with the University of Pittsburgh related to a gene therapy for both Type 1 and Type 2 diabetes using a MafB promoter to drive expression of the Pdx1 and MafA transcription factors.

The University of Texas MD Anderson Cancer Center

On May 4, 2020, Genprex entered into an exclusive worldwide license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson relating to a portfolio of patent applications and related technology for the treatment of cancer using the Company’s lead drug candidate and immunotherapies.  See “Note 7 - Commitments and Contingencies - Commitments - MD Anderson” for information on additional agreements involving MD Anderson licensed rights and technologies.

Note 4 – Equity

Reverse Stock Split

On February 2, 2024, Genprex completed a 1-for-40 reverse stock split of its issued and outstanding shares of common stock. The Reverse Split did not change the number of authorized shares of common stock or par value. All references in these consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the split.

Registered Direct Offerings

On March 1, 2023, Genprex completed a registered direct offering, in which the Company sold to an accredited healthcare-focused institutional investor an aggregate of 95,239 shares of its common stock and warrants to purchase up to 95,239 shares of its common stock, at a combined offering price of $42.00 per share of common stock and accompanying warrant. The warrants are exercisable immediately upon issuance, expire 5 years from the date of issuance and have an exercise price of $44.00 per share. The Company received net proceeds of approximately $3.6 million after $400,000 of commissions and expenses, excluding any proceeds that may be received in the future from any exercise of the warrants.

On July 21, 2023, Genprex completed a registered direct offering priced at the market under Nasdaq rules, in which the Company sold to accredited healthcare-focused institutional investors an aggregate of (i) 185,644 shares of its common stock, and (ii) warrants to purchase up to 185,644 shares of its common stock, at a combined offering price of $40.40 per share of common stock and accompanying warrant. The warrants are exercisable immediately upon issuance, expire 5 years from the date of issuance and have an exercise price of $35.40 per share.  Also, the Company agreed to issue to H.C. Wainwright & Co., LLC or its designees (the “Placement Agent”) warrants to purchase up to an aggregate of 11,140 shares of the Company’s common stock. The warrants issued to the Placement Agent have substantially the same terms as the warrants issued to the investors except that the Placement Agent warrants have an exercise price of $50.50 per share and expire on July 18, 2028. Genprex received net proceeds of approximately $6.7 million after approximately $800,000 of commissions and expenses, excluding any proceeds that may be received in the future from any exercise of the warrants.

See “Note 9 - Subsequent Events - March 2024 Registered Direct Offering” for a description of the Company's registered direct offering of shares, pre-funded warrants, and warrants in March 2024 resulting in net proceeds of approximately $5.8 million.

At-The Market Offering

On November 18, 2022, Genprex entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP Securities”) pursuant to which the Company may sell from time to time, at its option, shares of its common stock through JMP Securities, as sales agent (the “2022 ATM Facility”), up to an aggregate offering price of $50 million. Sales of the shares were made under the Company’s previously filed Registration Statement on Form S-3 (Reg. No. 333-239134), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the shares could be sold at market prices, at negotiated prices or at prices related to the prevailing market price. Genprex agreed to pay JMP Securities a commission of 3.0% of the gross proceeds from the sale of the shares. During the year ended December 31, 2023, the Company sold 1,342 shares of common stock for aggregate net proceeds of $78,355 under the 2022 ATM Facility. On December 12, 2023, the Company provided notice to JMP Securities of its termination of the 2022 ATM Facility. The termination of the Equity Distribution Agreement with JMP Securities was effective as of December 13, 2023.

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. Any Shares offered and sold pursuant to this Agreement will be issued pursuant to the Company’s currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023, which was declared effective on June 9, 2023. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights.  As of December 31, 2023, the Company had not sold any Shares under the 2023 ATM Facility.

See “Note 9 – Subsequent Events – 2023 ATM Facility” for a description of the Company’s usage of the 2023 ATM Facility after  December 31, 2023 resulting in net proceeds of approximately $881,946.

Stock Issuances

During the year ended December 31, 2023, Genprex issued (i) 500 shares of common stock for services provided to the Company valued at $19,200 to the Chairman of its Scientific Advisory Board, and (ii) 500 shares of common stock upon the exercise of options by a former board member of the Company.

During the year ended December 31, 2022, Genprex issued (i) 500 shares of common stock for services provided to the Company valued at $42,400 to the Chairman of its Scientific Advisory Board, (ii) 342 shares of common stock upon the exercise of warrants on a cashless basis, (iii) 2,925 shares of common stock upon the exercise of options by an executive of the Company, and (iv) 1,919 shares of common stock for services provided to the Company, valued at $99,010, to consultants.

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share, none of which are outstanding as of December 31, 2023.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share, all of which is voting common stock. There were 1,485,902 shares of common stock outstanding at December 31, 2023.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the years ended  December 31, 2023 and 2022 respectively are as follows:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	53,695	$ 172.81	55,121	$ 175.65
Warrants issued	296,273	38.75	2,575	61.55
Warrants exercised	—	—	342	20.00
Warrants cancelled or expired	3,528	209.77	3,659	151.66
Outstanding at December 31,	346,440	$ 57.79	53,695	$ 172.81
Exercisable at December 31,	340,585	$ 57.36	47,548	$ 183.42

During the year ended December 31, 2023, Genprex issued (i) warrants to purchase up to an aggregate of 4,250 shares of common stock to service providers at exercise prices ranging from $26.00 to $66.00 per share, the fair market value of a share of common stock on the date of issuance, (ii) warrants to purchase up to 95,239 shares of common stock to accredited healthcare-focused institutional investors in connection with the registered direct offering completed on March 1, 2023, at an exercise price of $44.00 per share, (iii) warrants to purchase up to 185,644 shares of common stock to accredited healthcare-focused institutional investors in connection with the registered direct offering completed on July 21, 2023, at an exercise price of $35.40 per share, and (iv) warrants to purchase up to 11,140 shares of common stock to the Placement Agent in connection with the registered direct offering completed on July 21, 2023, at an exercise price of $50.50 per share. During the year ended December 31, 2023, the Company was deemed to cancel (i) warrants to purchase up to an aggregate of 960 shares of common stock upon termination of warrants previously issued to placement agents associated with the Company’s Initial Public Offering (“IPO”) in March 2018, and (ii) warrants to purchase up to an aggregate of 2,568 shares of common stock upon termination of warrants to a service provider. During the year ended December 31, 2023, the Company recorded share-based compensation of $133,558, respectively, associated with the vesting and issuance of warrants.

During the year ended December 31, 2022, Genprex issued (i) a warrant to purchase up to 1,250 shares of common stock to a service provider at an exercise price of $55.20 per share, the fair market value of a share of common stock on the date of issuance, (ii) a warrant to purchase up to 1,250 shares of common stock to a service provider at an exercise price of $59.60 per share, the fair market value of a share of common stock on the date of issuance, (iii) a warrant, previously accounted as a warrant issuable to a consultant in consideration of services provided at the Company’s IPO, to purchase up to 75 shares of common stock at an exercise price of $200.00 per share, the fair market value of a share of common stock at the Company’s IPO, and (iv) 342 shares of common stock to a placement agent associated with a registered direct offering in November 2019 upon the exercise of warrants on a cashless basis. During the year ended December 31, 2022, the Company was deemed to cancel (i) warrants to purchase up to an aggregate of 257 shares on common stock upon forfeiture of warrant shares associated with a cashless exercise, and (ii) warrants to purchase up to an aggregate of 3,402 shares on common stock upon termination associated with prior service providers.

As of December 31, 2023, Genprex had outstanding warrants to purchase 346,440 shares of common stock at a weighted average exercise price of $57.79 that have been issued to various consultants, investors, and placement agents of the Company. These warrants vest immediately or over periods ranging up to 12 months, are exercisable for a period of up to five years, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $26.00 to $288.80 per share and have per-share fair values ranging from $13.85 to $185.00, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the year ended December 31, 2023. Assumptions for the year ended  December 31, 2022 are similar to those listed for the year ended  December 31, 2023.

Twelve Months Ended December 31, 2023
Expected term (in years):	2.5 - 3.0
Risk-free rate:	5.33% - 5.52%
Volatility:	83.42%
Dividend yield:	0%

2018 Equity Incentive Plan

Genprex’s board of directors and stockholders have approved and adopted the Company’s 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the completion of the IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options that are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance-based stock awards and performance-based cash awards. ISOs may be granted only to employees of the Company. All other awards may be granted to employees, including officers, and to non-employee directors and consultants of the Company.

The number of shares of common stock reserved for issuance under the 2018 Plan automatically increase on January 1 of each year (the “evergreen provision”), beginning January 1, 2019 by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors or a committee appointed to administer the 2018 Plan. On January 1, 2023 and 2022, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 60,132 and 59,843 shares, respectively. As of December 31, 2023, a total of 11,686 shares of common stock remain available for issuance for future awards under the 2018 Plan. Subsequent to the year ended December 31, 2023, an additional 74,294 shares of common stock became available for issuance for future awards under the 2018 Plan pursuant to the evergreen provision thereof.

2018 Employee Stock Purchase Plan

Genprex’s board of directors and stockholders approved and adopted the Company’s 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to the Company’s employees. The ESPP authorizes the issuance of 5,202 shares of the Company’s common stock pursuant to purchase rights that may be granted to its eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2023.

Stock Options

As of December 31, 2023, Genprex had outstanding stock options to purchase 285,883 shares of common stock that have been granted to various executives, employees, directors, and independent contractors of the Company, including outstanding stock options to purchase 25,417 shares of common stock issued as inducement grants, outside of the 2018 Plan, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $18.00 to $140.00 per share. The per-share fair values of these options range from $12.62 to $98.84, based on Black-Scholes-Merton pricing models with the following assumptions:

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Expected term (in years):	6.0	10
Risk-free rate:	4.60% – 5.37%	0.07% – 4.77%
Volatility:	83.14% - 83.42%	75.98% - 88.38%
Dividend yield:	0%	0%

During the year ended December 31, 2023, Genprex (i) granted stock options to purchase an aggregate of 8,251 shares of the Company’s common stock with exercise prices ranging from $18.00 to $60.40 per share to employees, (ii) cancelled options to purchase 6,245 shares of common stock at an exercise prices ranging from $50.80 to $142.00 per share in connection with the termination of certain employees, and (iii) issued 500 shares of the Company’s common stock upon the exercise of options held by a former board member with an exercise price of $11.92 per share.

During the year ended December 31, 2022, Genprex (i) granted stock options to purchase an aggregate of 74,600 of the Company’s common stock with exercise prices ranging from $50.80 to $140.00 per share to executives and employees, (ii) cancelled options to purchase 1,668 shares of common stock at exercise prices ranging from $80.00 to $146.40 per share in connection with the termination of certain employees, and (iii) issued 2,925 shares of the Company’s common stock upon the exercise of options held by an executive with an exercise price of $0.60 per share.

The weighted average remaining contractual term for the outstanding options at December 31, 2023 and 2022 is 6.13 and 7.08 years, respectively.

Stock option activity for the years ended December 31, 2023 and 2022, respectively, is as follows:

	2023		2022
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	284,377	$ 123.19	214,370	$ 134.14
Options granted	8,251	30.14	74,600	86.45
Options exercised	500	11.92	2,925	0.60
Options expired or cancelled	6,245	104.42	1,668	101.88
Outstanding at December 31,	285,883	$ 121.11	284,377	$ 123.19
Exercisable at December 31,	237,859	$ 124.73	167,957	$ 129.19

Restricted Stock Units

A summary of the RSU activity under the 2018 Plan during the year ended  December 31, 2023, is presented below. These amounts include RSUs granted to executives, other employees, and board members. There was no RSU activity for the year ended December 31, 2022.

	2023
	Number of	Weighted Average
	Units	Grant Date Fair Value
Outstanding at January 1,	—	$ —
Restricted stock units granted	57,119	60.08
Restricted stock units forfeited or cancelled	5,257	66.00
Outstanding at December 31,	51,862	$ 59.48

Share-Based Compensation

In the year ended  December 31, 2023, Genprex’s total share-based compensation was approximately $5.4 million, consisting of $4.4 million and $1.0 million associated with G&A expense and R&D expense, respectively, which represents the vesting of options and warrants issued to service providers, executives, employees, and board members of the Company. As of  December 31, 2023, the Company’s total compensation cost related to non-vested time-based stock option awards, RSUs, and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $4.7 million, consisting of $3.8 million and $0.9 million associated with G&A expense and R&D expense, respectively. Genprex expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of December 31, 2023, the weighted average term over which these expenses are expected to be recognized is 1.12 years.

As of December 31, 2023, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider of the Company. Genprex’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

In the year ended December 31, 2022, the Company’s total share-based compensation was approximately $4.7 million with approximately $4.6 million representing the vesting of options issued to service providers, employees, and board members of the Company.

Note 5 - 401(k) Savings Transactions

In 2022, Genprex established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Genprex incurred $141,564 and $74,281 of expense for matching contributions to the 401(k) Plan for the years ended December 31, 2023 and 2022, respectively.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, Genprex’s President, Chief Executive Officer and Chairman of the Board and IRI’s sole officer. IRI is owned by trusts of which Mr. Varner’s descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of the Company in August 2012, Genprex entered into an Assignment and Collaboration Agreement with IRI, providing the Company with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (See Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center).

Note 7 - Commitments and Contingencies

Commitments

MD Anderson

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date. This agreement expired in May 2022. In August 2022, Genprex entered into a three-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on REQORSA and other potential product candidates in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with a projected total cost of approximately $2.9 million. As of  December 31, 2023, Genprex has paid approximately $1.2 million toward this commitment.

In 2011, Genprex agreed to assume certain contractual and other obligations of IRI in consideration for the sublicense rights, expertise, and assistance associated with certain technologies and intellectual property originally licensed to another party under the 1994 License Agreement with MD Anderson (“Original MD Anderson License Agreement”). These technologies and intellectual property were later sublicensed to IRI (the “IRI Sublicense”). Genprex also agreed to pay royalties of 1% on sales of certain licensed products for a period of 21 years following the termination of the later of the Original MD Anderson License Agreement and the IRI Sublicense. The Company assumed patent prosecution costs and an annual minimum royalty of $20,000 payable to the National Institutes of Health.

On March 3, 2021, Genprex entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants the Company with a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, Genprex agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses. As of  December 31, 2023, Genprex has paid approximately $320,000 toward this commitment.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health (“NIH”) to be paid upon the Company’s receipt of FDA approval using NIH technology. The $240,000 contingent obligation which increases annually by $20,000 and is $360,000 and $340,000 for the years ended December 31, 2023 and 2022, respectively, will be recognized when the Company obtains regulatory approval (the event that triggers the payment obligation).

University of Pittsburgh

Pursuant to an exclusive license agreement dated February 11, 2020 by and between Genprex and the University of Pittsburgh, amended on August 17, 2022, and amended again on  November 3, 2022, Genprex agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a glucagon promoter and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of  December 31, 2023, Genprex has paid approximately $110,000 toward this commitment.

Pursuant to an exclusive license agreement dated November 22, 2022 by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a macrophage technology and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of  December 31, 2023, Genprex has paid approximately $50,000 toward this commitment.

Pursuant to an exclusive license agreement dated December 29, 2022 by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of an insulin promoter and gene therapy technologies to potentially treat Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of  December 31, 2023, Genprex has paid approximately $25,000 toward this commitment.

Pursuant to an exclusive license agreement dated July 14, 2023, by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first year, $50,000 for the second and third years, and $100,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,225,000 in milestone payments related to the usage of an MafB promoter and gene therapy technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of  December 31, 2023, Genprex has paid approximately $25,000 toward this commitment.

Contract Development and Manufacturing Organization

Genprex entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization to manufacture good manufacturing practices (“GMP”) grade materials for use in the Company’s clinical trials with a projected total cost of approximately $4.5 million. As of  December 31, 2023, Genprex has paid approximately $2.6 million toward this commitment.

Contingencies

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of its business. The Company is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on its financial condition, results of operations or liquidity.

Note 8 – Income Taxes

Components of income tax benefit for the year ended December 31, 2023 and 2022, respectively, are as follows:

	December 31, 2023	December 31, 2022
Current Tax Expense (Benefit):
Federal	—	—
State	—	—
Total	—	—

Deferred Tax Expense (Benefit):
Federal	—	—
State	—	—
Total	—	—

Total Provision for Income Taxes	—	—

Temporary differences between financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities at  December 31, 2023 and 2022, respectively, are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for Doubtful Accounts	—	—
Interest Expense	—	—
Intangible Assets - R&D Expenses	4,710,079	1,986,102
Accrued Expenses	684,699	561,496
Tax Credits	1,434,851	728,701
Stock Compensation Expense	306,906	94,237
Net Operating Losses	16,915,002	14,464,170
Total Deferred Income Tax Assets	24,051,538	17,834,706

Deferred Income Tax Liabilities:
Fixed Assets	(1,650)	(4,354)
Intangible Assets	—	—
Prepaid Expenses	(629,136)	(710,643)
Lease - Right of Use	—	—
Unrealized Gain/Loss	—	—
Total Deferred Income Tax Liabilities	(630,786)	(714,997)
Less Valuation Allowance	(23,420,752)	(17,119,710)
Net Deferred Income Tax Asset	—	—

At December 31, 2023 and 2022, the Company had federal net operating losses of $80.5 million and $68.9 million, respectively. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2023 and 2022, valuation allowances of $23.4 million and $17.1 million have been recorded, respectively.

The Company has federal research and development (“R&D”) credit carryforwards of $1.4 million which will begin to expire in 2037.

Effective January 1, 2009 the Company adopted ASC 740-10, the provision formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN48”) and began evaluating tax positions utilizing a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.

Note 9 – Subsequent Events

Reserves of 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan

On January 1, 2024, the total shares of common stock reserved under the 2018 Plan increased by 74,294 shares. On March 14, 2024, the Company’s board of directors determined that no additional shares would be reserved during the 2024 fiscal year for the ESPP given that no shares have yet been issued under the ESPP.

Share Issuances

On January 2, 2024, Genprex issued 125 shares of common stock to the Chairman of the Company’s Scientific Advisory Board in consideration for services. On January 3, 2024, Genprex issued 6,250 shares of common stock to a service provider of the Company. On March 14, 2024, Genprex issued 30,000 shares of common stock to a service provider of the Company.

2023 ATM Facility

From January 1, 2024 through the date of filing of this Annual Report on Form 10-K, Genprex has sold 158,474 shares of its common stock for aggregate net proceeds to the Company totaling $881,946 under the 2023 ATM Facility.

Reverse Stock Split

At Genprex’s special meeting of stockholders held on December 14, 2023, the Company’s stockholders granted the Company’s board of directors the discretion to effect a reverse stock split of the Company’s issued and outstanding common stock through an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended and restated to date, at a ratio of not less than 1-for-10 and not more than 1-for-50, such ratio to be determined by the Company’s board of directors. On January 19, 2024, the Company’s board of directors approved a 1-for-40 reverse stock split and authorized the filing of the Certificate of Amendment for the Reverse Split with the Secretary of State of the State of Delaware. The Reverse Split became effective in accordance with the terms of the Certificate of Amendment on February 2, 2024. The Certificate of Amendment did not change the number of authorized shares of common stock or the par value. All share and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

Departure of a Named Executive Officer

Effective as of February 4, 2024, Catherine Vaczy’s employment with the Company as Senior Vice President, General Counsel, and Chief Strategy Officer was terminated.

March 2024 Registered Direct Offering

On March 21, 2024, the Company completed a registered direct offering, in which the Company sold to an institutional investor an aggregate of (i) 165,000 shares of common stock, (ii) pre-funded warrants (the  “March 2024 Pre-Funded Warrants”) exercisable for up to an aggregate of 1,377,112 shares of common stock, and (iii) warrants (the  “March 2024 Common Warrants”) exercisable for up to an aggregate of 1,542,112 shares of common stock.  The offering price for each share of common stock and accompanying March 2024 Common Warrant was $4.215, and the offering price for each March 2024 Pre-Funded Warrant and accompanying March 2024 Common Warrant was $4.2149.  The March 2024 Pre-Funded Warrants are exercisable immediately upon issuance at an exercise price of $0.0001 per share and will expire when exercised in full. The March 2024 Common Warrants are exercisable immediately upon issuance at an exercise price of $4.09 per share and will expire in 5 years from the date of issuance. The Company received net proceeds of approximately $5.8 million after commissions and expenses, excluding any proceeds that may be received in the future from any exercise of the March 2024 Common Warrants. In connection with the offering, the Company also amended certain existing warrants to purchase up to an aggregate of 194,248 shares of common stock that were previously issued to investors in March 2023 and July 2023, with exercise prices of $44.00 and $35.40 per share and expiration dates of March 1, 2028 and July 21, 2028 for $0.125 per amended warrant, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of this offering.