Form 10-Q
period 2024-03-31
Genprex, Inc.
filed 2024-05-15
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 7, 2024, the registrant had 2,098,698 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2024	2023
Assets	(unaudited)	(see Note 2)
Current assets:
Cash and cash equivalents	$8,217,115	$6,737,629
Prepaid expenses and other	1,010,761	794,138
Total current assets	9,227,876	7,531,767
Property and equipment, net	4,023	7,859
Other non-current assets:
Security deposits	10,000	10,000
Research and development supplies	2,532,226	2,347,488
Intellectual property, net	790,466	773,478
Total other assets	3,332,692	3,130,966
Total assets	$12,564,591	$10,670,592
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,152,210	$1,397,610
Other current liabilities	1,655,701	1,856,598
Total current liabilities	3,807,911	3,254,208
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 1,922,586 and 1,485,902 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively	1,923	1,486
Additional paid-in capital	148,411,906	141,103,178
Accumulated deficit	(139,657,149)	(133,688,280)
Total stockholders’ equity	8,756,680	7,416,384
Total liabilities and stockholders’ equity	$12,564,591	$10,670,592

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses:
Depreciation	$ 2,670	$ 4,016
Research and development	3,274,380	5,310,148
General and administrative	2,719,667	3,950,390
Total operating expenses	5,996,717	9,264,554
Operating loss	(5,996,717)	(9,264,554)
Interest income	27,713	68,471
Realized gain (loss)	135	(6,691)
Net loss	$ (5,968,869)	$ (9,202,774)
Net loss per share—basic and diluted	$ (3.69)	$ (7.44)
Weighted average number of common shares—basic and diluted	1,618,240	1,236,822

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity
Balance at December 31, 2023	1,485,902	$1,486	$141,103,178	$(133,688,280)	$7,416,384
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	323,474	323	6,792,876	—	6,793,199
Issuance of common stock for services	36,375	36	180,684	—	180,720
Company issued rounding of street name accounts for reverse stock split	64,690	65	(65)	—	—
RSUs conversion to common stock	12,145	13	(13)	—	—
Share-based compensation	—	—	335,246	—	335,246
Net loss	—	—	—	(5,968,869)	(5,968,869)
Balance at March 31, 2024	1,922,586	$1,923	$148,411,906	$(139,657,149)	$8,756,680
Balance at December 31, 2022	1,202,677	$1,203	$125,101,356	$(102,827,819)	$22,274,740
Issuance of common stock and warrants for cash net of issuance costs	96,581	96	4,080,684	—	4,080,780
Issuance of common stock for services	125	—	21,885	—	21,885
Share-based compensation	—	—	1,310,230	—	1,310,230
Net loss	—	—	—	(9,202,774)	(9,202,774)
Balance at March 31, 2023	1,299,383	$1,299	$130,514,155	$(112,030,593)	$18,484,861

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,968,869)	$(9,202,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,670	4,016
Share-based compensation and issuance of stock for services	515,966	1,332,115
Changes in operating assets and liabilities:
Accounts receivable	—	34,852
Prepaid expenses and other	(216,623)	(1,375,118)
Research and development supplies	(184,738)	249,542
Accounts payable	754,601	1,769,329
Other current liabilities	(200,898)	255,601
Net cash used in operating activities	(5,297,891)	(6,932,437)
Cash flows from investing activities:
Disposals of property and equipment	1,166	—
Additions to intellectual property	(16,988)	(19,627)
Net cash used in investing activities	(15,822)	(19,627)
Cash flows from financing activities:
Net proceeds from issuances of common stock, pre-funded warrants, and warrants	6,793,199	4,080,780
Net cash provided by financing activities	6,793,199	4,080,780
Net increase (decrease) in cash and cash equivalents	1,479,486	(2,871,284)
Cash and cash equivalents, beginning of period	6,737,629	20,954,069
Cash and cash equivalents, end of period	$8,217,115	$18,082,785

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 1 - Description of Business and Basis of Presentation

Unless the context requires otherwise, references to “Genprex,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Genprex, Inc. Genprex, incorporated in Delaware in April 2008, is a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. The Company’s oncology platform utilizes its systemic, non-viral Oncoprex® Delivery System which uses lipid-based nanoparticles in a lipoplex form to deliver tumor suppressor gene-expressing plasmids to cancer cells.  The product is administered intravenously, where it is taken up by tumor cells that then express tumor suppressor proteins that were deficient in the tumor. The Company’s diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, the Company’s technology is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin.

Oncology Platform

Genprex’s lead oncology drug candidate, Reqorsa® (quaratusugene ozeplasmid) Immunogene Therapy, previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. In early studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. The Company’s strategy is to develop REQORSA in combination with current approved therapies and the Company believes REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

Acclaim-1: The Company is currently enrolling and treating patients in the Phase 2a expansion portion of its Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. Genprex opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024.  The Phase 2a expansion portion of the trial is expected to enroll approximately 66 patients; half will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy. The aim is to determine toxicity and efficacy profiles of patients with different eligibility criteria. There will be an interim analysis following the treatment of 19 patients in each cohort. The Company expects to complete the enrollment of 19 patients in each cohort of the Phase 2a expansion portion of the study by the end of 2024, and thus the Company expects the interim analyses in early 2025. The United States Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim-2: The Company is currently enrolling and treating patients in the Phase 1 dose escalation portion of its Phase 1/2 Acclaim-2 clinical trial. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® (pembrolizumab) in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to Acclaim-2 Safety Review Committee (“Acclaim-2 SRC”) approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. The Company expects enrollment in the dose escalation portion of the study to be completed in the second half of 2024. The Company will then initiate and evaluate patients in the Phase 2a expansion portion of the study at the maximum tolerated dose (the “MTD”) or RP2D. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

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

Acclaim-3: The Company is currently enrolling and treating patients in the Phase 1 dose escalation portion of its Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In January 2024, the Company opened the Phase 1 portion of the Acclaim-3 study for enrollment and enrolled and dosed the first patient in May 2024. The Company expects to complete the Phase 1 dose escalation portion of the study during the second half of 2024 and the Company expects to start the Phase 2 expansion portion of its Acclaim-3 study in the second half of 2024. In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment.  In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Diabetes Gene Therapy

In diabetes, the Company has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. Genprex finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, the Company submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, the Company will continue with its planned additional nonclinical studies before requesting regulatory guidance in 2024 for the IND-enabling studies. In October 2023, Genprex entered into a one-year extension to its August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass the Company’s most recent technologies to which it acquired exclusive rights from the University of Pittsburgh in July 2023. These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to the Company’s unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Capital Requirements, Liquidity and Going Concern Considerations

The Company's unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in its operations. Genprex expects to continue to incur significant expenditures to further clinical trials for the commercial development of its patents.

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

As a result of its recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 2 - Summary of Significant Accounting Policies

Genprex’s unaudited condensed financial statements have been prepared in accordance with US GAAP and the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that is normally required by US GAAP can be condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with US GAAP. The December 31, 2023 condensed balance sheet was derived from the December 31, 2023 audited financial statements. Genprex’s unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on April 1, 2024 (the “Form 10-K”).

The accompanying condensed financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of Genprex’s condensed financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

A summary of Genprex’s significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed financial statements follows.

Reverse Stock Split

On February 2, 2024, Genprex completed a 1-for-40 reverse stock split (“Reverse Split”) of its issued and outstanding shares of common stock. The Reverse Split did not change the number of authorized shares of common stock or par value. All references in these unaudited condensed financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split (see Note 4 – Equity – Reverse Stock Split).

Use of Estimates

The preparation of Genprex’s unaudited condensed financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. The Company has cash in a money market account and had $7,967,044 and $6,490,117 in excess of FDIC insured limits of $250,000 at March 31, 2024 and December 31, 2023, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 3,643,636 unexercised options granted by the Company’s board of directors and unexercised warrants to purchase shares of common stock, and (ii) 33,361 unvested restricted stock units granted by the Company’s board of directors representing the right upon vesting to receive shares of common stock as of March 31, 2024.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed balance sheets for cash, money-market savings account, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these condensed financial instruments.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Research and Development Costs

Research and development expenditures consist of costs incurred to conduct research, develop engineering materials for further study, and develop clinical strategies for current and future programs associated with the Company’s preclinical and Phase 1/2 clinical trials. These expenditures are expensed in the period incurred and include payments to collaborative research partners, manufacturing partners and consultants, and clinical strategy partners, wages and associated employee benefits, facilities, and overhead costs.

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

Research and development supplies purchased, valued at cost, and capitalized for future use were $2,532,226 and $2,347,488 at March 31, 2024 and December 31, 2023, respectively.

Intellectual Property

Intellectual property consists of legal and related costs associated with patents, trademarks, and other proprietary technology and rights developed, acquired, or licensed by Genprex that it believes contribute to a probable economic benefit toward such patents and activities. Costs incurred in connection with obtaining intellectual property protection, such as patent applications and filing fees associated with patent protection, are capitalized. Intellectual property is stated at cost and is to be amortized on a straight-line basis over the estimated useful lives of the assets.

Accounting for Stock-Based Compensation

Genprex uses the fair value-based method of accounting for stock-based compensation for options granted to employees, independent consultants and contractors. The Company measures options granted at fair value determined as of the grant date and recognizes the expense over the periods in which the options vest or are expected to vest and related services are rendered based on the terms and conditions of the award. Generally, where the award only has a service condition, the requisite service period is the same as the vesting period.

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the three months ended March 31, 2024 and 2023, there were no deemed impairments of the Company’s long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after March 31, 2024, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the amendments in ASU 2023-07 will have on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the amendments in ASU 2023-09 will have on its tax disclosures.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 3 - Intellectual Property

As of March 31, 2024, Genprex owned or had exclusive license agreements on 21 granted patents and 24 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 4 - Equity

Reverse Stock Split

At Genprex’s special meeting of stockholders held on December 14, 2023, the Company’s stockholders granted the Company’s board of directors the discretion to effect a reverse stock split of the Company’s issued and outstanding common stock through an amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended and restated to date, at a ratio of not less than 1-for-10 and not more than 1-for-50, such ratio to be determined by the Company’s board of directors. On January 19, 2024, the Company’s board of directors approved a 1-for-40 reverse stock split and authorized the filing of the Certificate of Amendment for the Reverse Split with the Secretary of State of the State of Delaware. The Reverse Split became effective in accordance with the terms of the Certificate of Amendment on February 2, 2024. The Certificate of Amendment did not change the number of authorized shares of common stock or the par value. All references in these unaudited condensed financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split.

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

On March 21, 2024, the Company completed a registered direct offering priced at the market under Nasdaq rules, in which the Company sold to an institutional investor an aggregate of (i) 165,000 shares of common stock, (ii) pre-funded warrants (the  “March 2024 Pre-Funded Warrants”) exercisable for up to an aggregate of 1,377,112 shares of common stock, and (iii) warrants (the  “March 2024 Common Warrants”) exercisable for up to an aggregate of 1,542,112 shares of common stock.  The offering price for each share of common stock and accompanying March 2024 Common Warrant was $4.215, and the offering price for each March 2024 Pre-Funded Warrant and accompanying March 2024 Common Warrant was $4.2149. The March 2024 Pre-Funded Warrants are exercisable immediately upon issuance at an exercise price of $0.0001 per share and will expire when exercised in full. The March 2024 Common Warrants are exercisable immediately upon issuance at an exercise price of $4.09 per share and will expire in five years from the date of issuance. The Company received net proceeds of approximately $5.8 million after commissions and expenses, excluding any proceeds that may be received in the future from any exercise of the March 2024 Common Warrants. In connection with the offering, the Company also amended certain existing warrants to purchase up to an aggregate of 194,248 shares of common stock that were previously issued to investors in March 2023 and July 2023, with exercise prices of $44.00 and $35.40 per share and expiration dates of March 1, 2028 and July 21, 2028 for $0.125 per amended warrant, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of this offering.

At-The-Market Offering

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. Any Shares offered and sold pursuant to this Agreement will be issued pursuant to the Company’s currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023, which was declared effective on June 9, 2023. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights. From January 1, 2024 through the date of filing of this Quarterly Report on Form 10-Q, Genprex has sold 158,474 shares of its common stock for aggregate net proceeds to the Company totaling $881,946 under the 2023 ATM Facility.

On November 18, 2022, Genprex entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP Securities”) pursuant to which the Company could sell from time to time, at its option, shares of its common stock through JMP Securities, as sales agent (the “2022 ATM Facility”), up to an aggregate offering price of $50 million. Sales of the shares were made under the Company’s previously filed Registration Statement on Form S-3 (Reg. No. 333-239134), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the shares could be sold at market prices, at negotiated prices or at prices related to the prevailing market price. Genprex agreed to pay JMP Securities a commission of 3.0% of the gross proceeds from the sale of the shares. During the three months ended  March 31, 2023, the Company sold 1,342 shares of common stock for aggregate net proceeds of $78,355 under the 2022 ATM Facility. On December 12, 2023, the Company provided notice to JMP Securities of its termination of the 2022 ATM Facility. The termination of the Equity Distribution Agreement with JMP Securities was effective as of December 13, 2023.

Stock Issuances

During the three months ended March 31, 2024, Genprex issued (i) 125 shares of common stock for services provided to the Company valued at $1,170 to the Chairman of its Scientific Advisory Board, (ii) 36,250 shares of common stock to service providers of the Company valued at $179,550, (iii) 12,145 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $53,438 to Company executives and employees, (iv) 64,690 shares of common stock due to adjustments related to the Company's Reverse Split, (v) 158,474 shares of common stock sold for aggregate net proceeds of $881,946 under the Company's 2023 ATM Facility, as described above, and (vi) 165,000 shares of common stock sold for aggregate net proceeds of approximately $5.8 million associated with the Company's March 2024 offering, as described above.

During the three months ended  March 31, 2023, Genprex issued (i) 125 shares of common stock for services provided to the Company valued at $7,950 to the Chairman of its Scientific Advisory Board, (ii) 1,342 shares of common stock for aggregate net proceeds of $78,355 under the Company's 2022 ATM Facility, as described above, and (iii) 95,239 shares of its common stock sold for aggregate net proceeds of approximately $3.6 million associated with the Company's March 2023 offering, as described above.

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding as of  March 31, 2024 and  December 31, 2023.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 1,922,586 and 1,485,902 shares of its common stock outstanding as of  March 31, 2024 and   December 31, 2023, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three months ended March 31, 2024 and 2023, respectively, is as follows:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	346,440	$57.79	53,695	$172.81
Warrants issued	3,011,751	2.26	95,989	44.17
Warrants cancelled or expired	—	—	960	250.00
Outstanding at March 31,	3,358,191	$5.93	148,724	$89.56
Exercisable at March 31,	3,352,774	$5.80	142,265	$59.79

During the three months ended  March 31, 2024, and in connection with the registered direct offering, with an institutional investor, completed on March 21, 2024, Genprex (i) issued pre-funded warrants to purchase up to an aggregate of 1,377,112 shares of common stock at a nominal exercise price of $0.0001 per share, the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant net of the portion of the subscription price therefor paid at closing, (ii) issued warrants to purchase up to 1,542,112 shares of common stock, at an exercise price of $4.09 per share, (iii) issued warrants to purchase up to 92,527 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”), at an exercise price of $5.2688 per share, and (iv) amended existing warrants to purchase up to an aggregate of 194,248 shares of common stock that were previously issued to the same institutional investor in March 2023 and July 2023, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of the March 2024 offering. During the three months ended March 31, 2024, Genprex recorded share-based compensation of $8,917, associated with the vesting and issuance of warrants. The Company expects to record an additional $9,122 of share-based compensation for time-based vesting through the end of the fiscal year 2024 and $300,000 of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of March 31, 2024.

During the three months ended March 31, 2023, Genprex (i) issued a warrant to purchase up to 750 shares of common stock to a service provider at an exercise price of $66.00 per share, the fair market value of a share of common stock on the date of issuance, (ii) issued a warrant to purchase up to 95,239 shares of common stock to the accredited healthcare-focused institutional investor in connection with the registered direct offering at an exercise price of $44.00 per share, and (iii) was deemed to cancel warrants to purchase 960 shares of common stock upon termination of warrants previously issued to placement agents associated with the Company’s Initial Public Offering in March 2018. During the three-month period ended March 31, 2023, the Company recorded share-based compensation of $43,300 associated with the vesting and issuance of warrants.

As of March 31, 2024, Genprex had outstanding warrants to purchase 3,358,191 shares of common stock at a weighted average exercise price of $5.93 that have been issued to various consultants, investors, and placement agents. These warrants vest immediately or over periods ranging up to 12 months, are exercisable for a period of up to five years, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $4.09 to $288.80 per share and have per-share fair values ranging from $1.21 to $185.00, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Expected term (in years):	2.5	2.5 - 3.0
Risk-free rate:	4.52%	4.99% - 5.06%
Volatility:	87.49%	83.14%
Dividend yield:	0%	0%

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

2018 Equity Incentive Plan

The Company’s board of directors and stockholders have approved and adopted the Genprex 2018 Equity Incentive Plan (“2018 Plan”), which became effective on the completion of the Company’s IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options that are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards and performance-based cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants.

A total of 104,000 shares of common stock were initially available under the 2018 Plan, plus a number of shares of common stock (not to exceed 65,719 shares) subject to outstanding awards under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) as of the IPO that expire, are forfeited or otherwise terminate or that are used to cover the exercise price or applicable tax withholdings. No further grants will be made under the 2009 Plan.

In addition, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, since  January 1, 2019, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors or a committee of the board of directors appointed to administer the 2018 Plan.

On  January 1, 2023 and 2024, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 60,132 and 74,294 shares, respectively. As of March 31, 2024, a total of 86,418 shares of common stock remain available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Genprex 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to the Company’s employees. The ESPP authorizes the issuance of 5,202 shares of common stock pursuant to purchase rights that may be granted to eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2024.

Stock Options

As of March 31, 2024, Genprex had outstanding stock options to purchase 285,445 shares of common stock that have been granted to various executives, employees, directors, and independent contractors of the Company, including outstanding stock options to purchase 25,417 shares of common stock issued as inducement grants, outside of the 2018 Plan, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $18.00 to $392.00 per share. The per-share fair values of these options range from $12.62 to $317.20. There were no options issued for the three months ended March 31, 2024. Assumptions of the Black-Scholes-Merton pricing model for options issued for the three months ended March 31, 2024, and 2023, respectively, is as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Expected term (in years):	—	6.0
Risk-free rate:	—	4.67% – 4.71%
Volatility:	—	83.14%
Dividend yield:	—	0%

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

During the three months ended  March 31, 2024, the Company cancelled stock options to purchase 438 shares of common stock with an exercise price of $32.40 per share in connection with the termination of an employee.

During the three months ended  March 31, 2023, the Company granted stock options to purchase an aggregate of 2,063 shares of common stock with exercise prices ranging from $52.00 to $60.40 per share to employees.

The weighted average remaining contractual term for the outstanding options at  March 31, 2024 and  December 31, 2023 is 5.88 and 6.13 years, respectively.

Stock option activity for the three months ended March 31, 2024 and 2023, respectively, is as follows:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	285,883	$121.11	284,377	$123.19
Options granted	—	—	2,063	57.23
Options expired or cancelled	438	32.40	—	—
Outstanding at March 31,	285,445	$121.25	286,440	$122.72
Exercisable at March 31,	251,136	$126.16	203,500	$129.51

Restricted Stock Units

During the three months ended  March 31, 2024, the Company (i) withheld 6,086 RSUs to cover taxes, and (ii) issued 12,145 shares of common stock, associated with the vesting of RSUs. During the three months ended  March 31, 2023, the Company issued 47,834 RSUs to executives, employees, and board members.

A summary of the RSU activity under the 2018 Plan during the three months ended  March 31, 2024 and 2023, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	51,862	$59.48	—	—
Restricted stock units granted	—	—	47,834	66.00
Restricted stock units vested	12,145	66.00	—	—
Restricted stock units forfeited or cancelled	6,086	$66.00	—	—
Outstanding at March 31,	33,631	$55.95	47,834	$66.00

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Share-Based Compensation

For the three months ended March 31, 2024, the Company’s total share-based compensation was approximately $0.5 million, including $0.1 million of R&D expense and $0.4 million of G&A expense, respectively, nearly all of which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers. As of  March 31, 2024, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $3.0 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of March 31, 2024, the weighted average term over which these expenses are expected to be recognized is 0.95 years.

For the three months ended March 31, 2023, the Company's total share-based compensation was approximately $1.3 million, including $0.3 million of R&D expense and $1.0 million of G&A expense, nearly all of which represents the expected vesting of options issued to executives, other employees, and service providers, respectively.

As of March 31, 2024, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $0.3 million. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, Genprex established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company incurred $37,390 and $63,048 of expense for matching contributions to the 401(k) Plan during the three months ended March 31, 2024 and 2023, respectively.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, the Company’s former President, Chief Executive Officer and Chairman of the Board, who served in such capacity until his death on May 7, 2024, and IRI’s sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of Genprex in August 2012, the Company entered into an Assignment and Collaboration Agreement with IRI, providing Genprex with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (see Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center). There were no amounts incurred or due under this agreement at March 31, 2024 and December 31, 2023.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 7 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with a projected total cost of approximately $2.9 million. The Company incurred no expense from this agreement during each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has paid approximately $960,000 toward this $2.9 million commitment.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a onetime fee in the mid five figures and (iv) certain patent related expenses. The Company incurred no expense from this agreement during each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has paid approximately $320,000 toward this commitment under this agreement.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health (“NIH”) to be paid upon the Company’s receipt of FDA approval using NIH technology. The $240,000 contingent obligation, which increases annually by $20,000, and is $380,000 and $360,000 as of March 31, 2024 and December 31, 2023, respectively, and will be recognized if and when the Company obtains regulatory approval (the event that triggers the payment obligation).

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

University of Pittsburgh

Pursuant to an exclusive license agreement dated February 11, 2020, by and between Genprex and the University of Pittsburgh, amended on August 17, 2022, and amended again on  November 3, 2022, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a glucagon promoter and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred $25,000 of expense from this agreement during each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has incurred and paid approximately $150,000 toward this commitment.

Pursuant to an exclusive license agreement dated November 22, 2022, by and between Genprex and the University of Pittsburgh, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a macrophage technology and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense from this agreement during each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has incurred and paid approximately $50,000 toward this commitment.

Pursuant to an exclusive license agreement dated December 29, 2022, by and between Genprex and the University of Pittsburgh, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of an insulin promoter and gene therapy technologies to potentially treat Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense from this agreement during each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has incurred and paid approximately $25,000 toward this commitment.

Pursuant to an exclusive license agreement dated July 14, 2023, by and between Genprex and the University of Pittsburgh, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first year, $50,000 for the second and third years, and $100,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,225,000 in milestone payments related to the usage of an MafB promoter and gene therapy technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense from this agreement during each of the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has incurred and paid approximately $25,000 toward this commitment.

Contract Development and Manufacturing Organization

Genprex entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization to manufacture good manufacturing practices (“GMP”) grade materials for use in the Company’s clinical trials with a projected total cost of approximately $4.5 million. The Company incurred $0 and $2.3 million of expense from this agreement during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company have paid approximately $2.6 million toward this commitment.

Contingencies

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of its business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on the Company’s financial condition, results of operations or liquidity.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

Note 8 - Subsequent Events

Share Issuance

On April 1, 2024, Genprex issued 5,000 shares of its common stock to the Chairman of its Scientific Advisory Board in consideration for services. On April 15, 2024, Genprex issued 171,112 shares of its common stock upon the exercise of pre-funded warrants by an investor associated with the March 2024 offering.

Departure and Appointment of a Named Executive Officer

On May 8, 2024, the Company announced the passing of Rodney Varner, the President, Chief Executive Officer, and Chairman of the board of directors of the Company. The Company’s board of directors appointed Ryan Confer, Chief Financial Officer of Genprex since 2016, to serve as President and Chief Executive Officer of Genprex (in addition to his position as Chief Financial Officer of Genprex), effective immediately, consistent with the Company’s transition plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our interim condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, in this filing, and in our other SEC filings, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in United States (“U.S.”) dollars, unless otherwise noted.

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

●

Our ability to raise additional future financing and possible lack of financial and other resources, our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, our ability to continue as a going concern, and our ability to continue to support and fund our pre-clinical and clinical development programs and growth of our business;

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

Oncology Platform

Our lead oncology drug candidate, Reqorsa® (quaratusugene ozeplasmid) Immunogene Therapy, previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has a multimodal mechanism of action whereby it interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and modulates the immune response against cancer cells. In early studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with current approved therapies and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

Acclaim-1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2a expansion portion, and a Phase 2b randomized portion. We currently are enrolling and treating patients in the Phase 2a expansion portion of our clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024.  The Phase 2a expansion portion of the trial is expected to enroll approximately 66 patients; half will be patients who received only prior Tagrisso treatment and the other half will be patients who received prior Tagrisso treatment and chemotherapy. The aim is to determine toxicity and efficacy profiles of patients with different eligibility criteria. There will be an interim analysis following the treatment of 19 patients in each cohort. We expect to complete the enrollment of 19 patients in each cohort of the Phase 2a expansion portion of the study by the end of 2024, and thus we expect the interim analyses in early 2025. The U.S. Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Acclaim-2: The Acclaim-2 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2a expansion portion, and a Phase 2b randomized portion. We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our clinical trial. The Acclaim-2 trial uses a combination of REQORSA and Merck & Co.’s Keytruda® (pembrolizumab) in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. Patients are currently being treated at the 0.06 mg/kg dose level in the first cohort of patients and, subject to Acclaim-2 Safety Review Committee (“Acclaim-2 SRC”) approval, will be treated at successive dose levels of 0.09 mg/kg and 0.12 mg/kg. We expect enrollment in the dose escalation portion of the study to be completed in the second half of 2024. We will then initiate and evaluate patients in the Phase 2a expansion portion of the study at the maximum tolerated dose (the “MTD”) or RP2D. The FDA has granted Fast Track Designation for the Acclaim-2 treatment combination of REQORSA and Keytruda in NSCLC patients who have progressed after Keytruda treatment.

The expansion portion of both the Acclaim-1 and Acclaim-2 trials are Phase 2 studies.  The expansion portion of these studies provides us with the advantage of early insight into drug effectiveness in defined and distinct patient populations at the MTD or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the expansion portion of each study.

Acclaim-3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. We currently are enrolling and treating patients in the Phase 1 dose escalation portion of our clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In January 2024, we opened the Phase 1 portion of the Acclaim-3 study for enrollment and enrolled and dosed the first patient in May 2024. We expect to complete the Phase 1 dose escalation portion of the study during the second half of 2024 and we expect to start the Phase 2 expansion portion of our Acclaim-3 study in the second half of 2024. In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment.  In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

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

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, the Company will continue with its planned additional nonclinical studies before requesting regulatory guidance in 2024 for the IND-enabling studies. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023. These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed below and in Note 2 to our unaudited condensed financial statements appearing in this Quarterly Report on Form 10-Q. As of March 31, 2024, accounting pronouncements are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the amendments in ASU 2023-07 will have on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the amendments in ASU 2023-09 will have on its tax disclosures.

Critical Accounting Estimates

Our unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“US GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024, and 2023

The following summarizes our results of operations for the three months ended March 31, 2024, and 2023.

Research and Development Expense

Research and Development (“R&D”) expense for the three months ended March 31, 2024 was $3,274,380, compared to $5,310,148 for the three months ended March 31, 2023, a decrease of $2,035,768, or 38%. This decrease was primarily due to (i) greater need for manufacturing costs, including the manufacture of new batches of clinical materials, additional work required to be undertaken by new vendors to successfully adapt our process to their new processes, and associated quality testing with CDMOs, and (ii) increased usage of third-parties for R&D activities, to support the ramp-up of pre-clinical and clinical programs for the three months ended March 31, 2023 compared to the three months ended March 31, 2024, as overall headcount decreased in the 2024 period as compared to the 2023 period.

General and Administrative Expense

General and administrative (“G&A”) expense for the three months ended March 31, 2024 was $2,719,667, compared to $3,950,390 for the three months ended March 31, 2023, a decrease of $1,230,723, or 31%. This decrease was primarily due to greater G&A headcount, professional services, and share-based compensation for the three months ended March 31, 2023 compared to the three months ended March 31, 2024, as overall headcount decreased in the 2024 period as compared to the 2023 period.

Interest Income. Interest income was $27,713 and $68,471 for the three months ended March 31, 2024, and 2023, respectively, representing an decrease of $40,758. The decrease was primarily due to lower cash balances held in interest bearing accounts for the three months ended on March 31, 2024 compared to the three months ended March 31, 2023.

Depreciation Expense. Depreciation expense was $2,670 and $4,016 for the three months ended March 31, 2024, and 2023, respectively, representing a decrease of $1,346, or 34%. The changes in associated depreciation expense for the three months ended March 31, 2024 were primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Net Loss. We had a net loss of $5,968,869 and $9,202,774 for the three months ended March 31, 2024, and 2023, respectively, representing an decrease of $3,233,905, or 35%. The decrease in net loss between these periods was primarily due to (i) decrease in manufacturing services and R&D overheads, and (ii) decrease in G&A overheads, professional services, and share-based compensation for the three months ended March 31, 2023 compared to the three months ended March 31, 2024, as overall headcount and expenses were reduced from the prior year.

Liquidity and Capital Resources

From inception through March 31, 2024, we have never generated revenue from product sales and have incurred net losses in each year. As of March 31, 2024, we had an accumulated deficit of $139,657,149. We have funded our operations primarily through the sale and issuance of capital stock.

For the year ended December 31, 2023, we (i) sold an aggregate of 1,342 shares of common stock for total net proceeds of $78,355 pursuant to our JMP ATM Facility as governed by the Equity Distribution Agreement (as further described below), (ii) issued 500 shares of common stock upon the exercise of options for gross proceeds of $5,960, and (iii) completed a registered direct offerings where we sold 280,883 shares of our common stock for net proceeds of approximately $10.5 million.

During the three months ended March 31, 2024, we (i) sold 158,474 shares of common stock for aggregate net proceeds of $881,946 pursuant to our HCW ATM Facility, and (ii) completed a registered direct offering in which we sold (x) 165,000 shares of our common stock, (y) pre-funded warrants exercisable for up to an aggregate of 1,377,112 shares of our common stock, and (z) warrants exercisable for up to an aggregate of 1,542,112 shares of our common stock for net proceeds of approximately $5.8 million. In connection with the March 2024 registered direct offering, we amended certain existing warrants to reduce the exercise price and extend the term thereof.  See also “Note 4 - Equity - March 2024 Registered Direct Offerings” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

On November 18, 2022, we entered into an Equity Distribution Agreement with JMP Securities, with respect to an at-the-market offering program (our “2022 ATM Facility”) under which we could offer and sell, from time to time at our sole discretion, shares of our common stock, having an aggregate offering price of up to $50.0 million. We agreed to pay JMP Securities a commission equal to three percent (3%) of the gross sales proceeds of any shares sold under the Equity Distribution Agreement, and also provided JMP Securities with customary indemnification and contribution rights. For the year ended December 31, 2023, we sold 1,342 shares of our common stock for net proceeds to us totaling $78,355. On December 12, 2023, we provided notice to JMP Securities of our termination of the 2022 ATM Facility. The termination of the Equity Distribution Agreement with JMP Securities was effective as of December 13, 2023.

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (our “HCW ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights. See also “Note 4 - Equity - At-The-Market Offering” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2024, we had $8,217,115 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1, Acclaim-2, and Acclaim-3 clinical trials (of which Acclaim-1, Acclaim-2 and Acclaim-3 are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect enrollment in each of the cohorts of the Phase 2a expansion portion of the Acclaim-1 trial to be completed by the end of 2024. We expect enrollment in the Phase 1 dose escalation portion of the Acclaim-2 trial to be completed in the second half of 2024. Enrollment in the Acclaim-3 clinical trial is expected to be completed during the second half of 2024 after which we expect to commence the Phase 2 portion of the Acclaim-3 trial in the second half of 2024. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our ATM pursuant to our Agreement with the Agent, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. As a result of the Company's recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively over the next 12 months, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

The following table sets forth the primary sources and uses of cash during the three months ended March 31, 2024, and 2023:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(5,297,891)	$(6,932,437)
Net cash used in investing activities	(15,822)	(19,627)
Net cash provided by financing activities	6,793,199	4,080,780
Net increase (decrease) in cash and cash equivalents	$1,479,486	$(2,871,284)

Cash used in operating activities

Net cash used in operating activities was $5,297,891 and $6,932,437 for the three months ended March 31, 2024, and 2023, respectively, a decrease of $1,634,546, or 24%. This decrease was primarily due to greater needs for R&D manufacturing and R&D overheads and G&A professional services and G&A share-based compensation, for the three months ended March 31, 2023 compared to the three months ended March 31, 2024, as overall headcount and expenses were reduced in the 2024 period as compared with the prior year period.

Cash used in investing activities

Net cash used in investing activities was $15,822 and $19,627 for the three months ended March 31, 2024, and 2023, respectively, a decrease of $3,805. This decrease was primarily due to timing associated with prosecution costs of our intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $6,793,199 and $4,080,780 during the three months ended March 31, 2024, and 2023, respectively. This increase of $2,712,419 was primarily due to differences among sales of common stock in capital raising activities during the three months ended March 31, 2024, and 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer (currently the same person following the passing of Mr. Varner, the Company’s former President, Chief Executive Officer and Chairman of the Board, on May 7, 2024), as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2024.  The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended March 31, 2024, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with US GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Plans

Management is actively engaged in remediation efforts to address the material weaknesses identified in the management’s evaluation of internal controls and procedures. The remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weaknesses, and include:

•	new accounting software, processes, and workflows to further segregate duties among limited accounting staff;

•	specific review procedures, including the added involvement of our legal department to review certain accounting transactions following a given period in an effort to enhance accuracy of reporting;

•	specific review procedures, including the added involvement of our manufacturing staff to enhance controls associated with the tracking and reporting of inventory values in our supply chain;

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

•	additional training, testing, and certification of key accounting, finance, IT, and legal team members.

During the quarter ended March 31, 2024, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) continued evaluation and documentation of policies, processes, and controls, both manual and automated; (ii) improvements to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members; and (iii) initiation of training programs for key personnel related to general IT controls and risk management as it relates to internal controls and the COSO Framework. Subsequent to the quarter ended March 31, 2024 and in connection with the appointment of Mr. Confer as President and Chief Executive Officer (in addition to his position as Chief Financial Officer) of the Company on May 8, 2024 following the passing of Mr. Varner, the board of directors of the Company initiated a search for a permanent hire for the Chief Financial Officer role to succeed Mr. Confer.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we issued and sold the following unregistered securities:

On January 2, 2024, we issued 125 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended March 31, 2024.

On January 3, 2024, we issued 6,250 shares of our common stock to a consultant in consideration for services commenced during the three months ended March 31, 2024.

On March 14, 2024, we issued 30,000 shares of our common stock to a consultant in consideration for services commenced during the three months ended March 31, 2024.

The foregoing issuances of securities were not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  March 31, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated April 3, 2018, as amended by the Certificate of Amendment of the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on January 31, 2024, incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2024.

3.2	Amended and Restated Bylaws of Genprex, Inc., as amended by Amendment No. 1 adopted and approved by Genprex, Inc.’s Board of Directors on October 18, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2023.

4.1	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.2	Form of Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.3	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.4	Form of Warrant Amendment Agreement, incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

10.1	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.

Date: May 15, 2024	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)