Form 10-Q
period 2024-09-30
Genprex, Inc.
filed 2024-11-13
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 5, 2024, the registrant had 8,508,068 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2024	2023
Assets	(unaudited)	(see Note 2)
Current assets:
Cash and cash equivalents	$1,488,281	$6,737,629
Prepaid expenses and other	429,222	794,138
Total current assets	1,917,503	7,531,767
Property and equipment, net	463	7,859
Other non-current assets:
Security deposits	—	10,000
Research and development supplies	1,989,299	2,347,488
Intellectual property, net	—	773,478
Total other assets	1,989,299	3,130,966
Total assets	$3,907,265	$10,670,592
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,304,121	$1,397,610
Other current liabilities	938,173	1,856,598
Total current liabilities	2,242,294	3,254,208
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 5,489,152 and 1,485,902 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5,489	1,486
Additional paid-in capital	152,128,463	141,103,178
Accumulated deficit	(150,468,981)	(133,688,280)
Total stockholders’ equity	1,664,971	7,416,384
Total liabilities and stockholders’ equity	$3,907,265	$10,670,592

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses:
Depreciation	$1,272	$3,724	$6,230	$11,578
Research and development	2,756,081	4,616,546	7,696,982	13,903,611
General and administrative	1,566,085	3,166,057	9,135,225	11,173,643
Total operating expenses	4,323,438	7,786,327	16,838,437	25,088,832
Operating loss	(4,323,438)	(7,786,327)	(16,838,437)	(25,088,832)
Interest income	8,080	51,391	58,851	175,413
Realized loss	(629)	(13,307)	(1,115)	(17,790)
Net loss	$(4,315,987)	$(7,748,243)	$(16,780,701)	$(24,931,209)
Net loss per share—basic and diluted	$(1.23)	$(5.36)	$(6.90)	$(18.77)
Weighted average number of common shares—basic and diluted	3,499,802	1,445,172	2,431,695	1,327,930

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity
Balance at December 31, 2023	1,485,902	$1,486	$141,103,178	$(133,688,280)	$7,416,384
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	323,474	323	6,792,876	—	6,793,199
Issuance of common stock for services	36,375	36	180,684	—	180,720
Company issued rounding of street name accounts for reverse stock split	64,690	65	(65)	—	—
RSUs conversion to common stock	12,145	13	(13)	—	—
Share-based compensation	—	—	335,246	—	335,246
Net loss	—	—	—	(5,968,869)	(5,968,869)
Balance at March 31, 2024	1,922,586	$1,923	$148,411,906	$(139,657,149)	$8,756,680
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	608,671	609	20,153	—	20,762
Issuance of common stock for services	5,000	5	14,845	—	14,850
RSUs conversion to common stock	19,478	19	(19)	—	—
Share-based compensation	—	—	2,049,103	—	2,049,103
Net loss	—	—	—	(6,495,845)	(6,495,845)
Balance at June 30, 2024	2,555,735	$2,556	$150,495,988	$(146,152,994)	$4,345,550
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	2,928,417	2,928	1,212,254	—	1,215,182
Issuance of common stock for services	5,000	5	9,645	—	9,650
Share-based compensation	—	—	410,576	—	410,576
Net loss	—	—	—	(4,315,987)	(4,315,987)
Balance at September 30, 2024	5,489,152	$5,489	$152,128,463	$(150,468,981)	$1,664,971

Balance at December 31, 2022	1,202,677	$1,203	$125,101,356	$(102,827,819)	$22,274,740
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	96,581	96	4,080,684	—	4,080,780
Issuance of common stock for services	125	—	21,885	—	21,885
Share-based compensation	—	—	1,310,230	—	1,310,230
Net loss	—	—	—	(9,202,774)	(9,202,774)
Balance at March 31, 2023	1,299,383	$1,299	$130,514,155	$(112,030,593)	$18,484,861
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	—	—	—	—	—
Issuance of common stock for services	125	1	4,399	—	4,400
Share-based compensation	—	—	1,541,805	—	1,541,805
Net loss	—	—	—	(7,980,192)	(7,980,192)
Balance at June 30, 2023	1,299,508	$1,300	$132,060,359	$(120,010,785)	$12,050,874
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	186,144	186	6,512,407	—	6,512,593
Issuance of common stock for services	125	—	4,795	—	4,795
Share-based compensation	—	—	1,485,474	—	1,485,474
Net loss	—	—	—	(7,748,243)	(7,748,243)
Balance at September 30, 2023	1,485,777	$1,486	$140,063,035	$(127,759,028)	$12,305,493

See accompanying notes to the unaudited condensed financial statements.

Genprex, Inc.

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,780,701)	$(24,931,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,230	11,578
Share-based compensation and issuance of stock for services	3,000,145	4,368,589
Intellectual property	773,478	—
Changes in operating assets and liabilities:
Accounts receivable	—	34,852
Prepaid expenses and other	374,916	(656,871)
Research and development supplies	358,189	(129,523)
Accounts payable	(93,488)	736,266
Other current liabilities	(918,427)	791,578
Net cash used in operating activities	(13,279,658)	(19,774,740)
Cash flows from investing activities:
Disposals of property and equipment	1,167	—
Additions to intellectual property	—	(61,383)
Net cash provided by (used in) investing activities	1,167	(61,383)
Cash flows from financing activities:
Net proceeds from issuances of common stock, pre-funded warrants, and warrants	8,029,143	10,593,373
Net cash provided by financing activities	8,029,143	10,593,373
Net decrease in cash and cash equivalents	(5,249,348)	(9,242,750)
Cash and cash equivalents, beginning of period	6,737,629	20,954,069
Cash and cash equivalents, end of period	$1,488,281	$11,711,319

See accompanying notes to the unaudited condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 1 - Description of Business and Basis of Presentation

Unless the context requires otherwise, references to “Genprex,” the “Company,” “we,” “us” or “our” in this Quarterly Report on Form 10-Q refer to Genprex, Inc. Genprex, incorporated in Delaware in April 2009, is a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. The Company’s oncology platform utilizes its systemic, non-viral Oncoprex® Delivery System which uses lipid-based nanoparticles in a lipoplex form to deliver tumor suppressor gene-expressing plasmids to cancer cells.  The product is administered intravenously, where it is taken up by tumor cells that then express tumor suppressor proteins that were deficient in the tumor. The Company’s diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, the Company’s technology is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin.

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

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by the Company’s exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). Genprex believes that its ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and the Company is in early stages of discovery programs to identify other cancer candidates. In August 2022, Genprex entered into a three-year sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes. Additionally, the Company is collaborating with MD Anderson to discover, develop and utilize biomarkers to select the patient population most likely to respond to REQORSA and enable decisions on progression of the Company’s drug candidates to the next phase of development. MD Anderson is currently analyzing biomarkers that would indicate lack of response in lung cancer that could enrich the Company’s population of responders in its clinical trials and enhance patient screening and enrollment in order to increase the likelihood of potential success of the Acclaim studies for the Company.

Acclaim-3: The Company is currently enrolling and treating patients in the Phase 1 dose escalation portion of its Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In January 2024, the Company opened the Phase 1 portion of the Acclaim-3 study for enrollment and enrolled and dosed the first patient in May 2024. In October 2024, the Company announced the completion of the 0.09 mg/kg dose group of the Phase 1 portion and that there were no dose limiting toxicities in this dose group.  The Acclaim-3 Safety Review Committee therefore approved escalation to the highest dose group of 0.12 mg/kg, which will now be enrolled. The Company continues to anticipate completion of enrollment in the Phase 1 dose escalation portion of the study and to start the Phase 2 expansion portion of the study in the second half of 2024, dependent on the number of patients needed to be enrolled in the 0.12 mg/kg dose group. The first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial experienced an initial positive response after enrollment and dosing commenced in May.  The patient had a partial remission (“PR”), which is defined as at least a thirty percent (30%) decrease in tumor size, from the time the patient had a baseline CT scan after induction therapy and prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  As the maintenance therapy consists of REQORSA and Tecentriq, and the patient had already received four cycles of Tecentriq during induction therapy and thus responses to Tecentriq would likely have occurred earlier, the Company believes this suggests that REQORSA may be providing clinical benefit. A follow-up CT scan, performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at three months. In June 2023, the United States Food and Drug Administration (“FDA”) granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment.  In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

Acclaim-2: The Acclaim-2 trial involved a combination of REQORSA and Merck & Co.’s Keytruda® (pembrolizumab) in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. As previously announced in August 2024, based on a number of factors, including enrollment challenges and delays due to competition for investigators and eligible patients with numerous other trials involving the same patient population, the Company decided to cease enrollment of new patients in the Acclaim-2 trial to prioritize its resources and focus on the other two Acclaim trials in SCLC and NSCLC, respectively.  The one patient continuing to receive REQORSA treatment in the Phase 1 dose escalation portion of the study will continue to be treated until disease progression.

Acclaim-1: The Company is currently enrolling and treating patients in the Phase 2a expansion portion of its Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities, the Acclaim-1 SRC determined the recommended Phase 2 dose of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There are still two patients originally enrolled in the Phase 1 dose escalation portion of the study who have had prolonged progression-free survival and continue to receive treatment with REQORSA and Tagrisso, one who attained a PR after the second course of REQORSA and Tagrisso and has maintained this response through 41 courses of treatment (approximately 30 months), and one with stable disease without disease progression through 26 courses of treatment (approximately 19 months) who is also continuing to receive REQORSA and Tagrisso treatment.  Genprex opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024.  The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy.  However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, the Company decided to limit its enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). The Phase 2a expansion portion of the trial with one cohort is now expected to enroll approximately 33 patients. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, will remain unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. The Company expects to complete the enrollment of the first 19 patients in the Phase 2a expansion portion of the study and conduct an interim analysis in the first half of 2025. The FDA has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Diabetes Gene Therapy

In diabetes, the Company has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. Genprex finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, the Company submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, the Company will continue with its planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. The Company is currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning and anticipates requesting further regulatory guidance from the FDA in the first half of 2025. In October 2023, Genprex entered into a one-year extension to its August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass the Company’s most recent technologies to which it acquired exclusive rights from the University of Pittsburgh in July 2023. These include using a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. Additionally, in September 2024, Genprex announced that it is considering various strategic alternatives and opportunities to enhance stockholder value, including evaluating ways to optimize its clinical and research programs and operational strategies, such as its intention to potentially transfer the Company’s diabetes clinical development program and its diabetes gene therapy assets into a new, initially wholly-owned subsidiary (“NewCo”).  NewCo would focus on developing and commercializing GPX-002.  The spin-out, if completed as presently contemplated, would result in NewCo focusing on developing GPX-002, while Genprex would retain its oncology clinical development programs and other oncology pipeline assets. The potential formation and transfer of the clinical development program into the wholly-owned subsidiary is currently anticipated to occur by the end of 2024, subject to adequate financing, the satisfaction of customary conditions and final approval from the Genprex management and board of directors.

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

Genprex believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for its necessary operations and expected clinical trial activities into December 2024. The Company has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development and operations. The Company plans to secure such additional funding, although there are no guarantees or commitments for additional funding.

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

SEPTEMBER 30, 2024

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

Change in Accounting Principle

During the nine months ended September 30, 2024, the Company changed an accounting principle related to accounting treatment of intellectual property expenditures. Previously, the Company capitalized certain intellectual property costs associated with the filing or maintenance of specific patents, including application costs, filing fees, and patent prosecution, in accordance with ASC 350-30. The Company voluntarily changed this accounting principle to expense, rather than capitalize, these intellectual property costs on the basis that the new treatment is favorable.

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

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. The Company has cash in a money market account and had $1,238,246 and $6,490,117 in excess of FDIC insured limits of $250,000 at September 30, 2024 and December 31, 2023, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 2,264,871 unexercised options granted by the Company’s board of directors and unexercised warrants to purchase shares of common stock, and (ii) 10,143 unvested restricted stock units granted by the Company’s board of directors representing the right upon vesting to receive shares of common stock as of September 30, 2024.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed balance sheets for cash, money-market savings account, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these condensed financial instruments.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Research and development supplies purchased, valued at cost, and capitalized for future use were $1,989,299 and $2,347,488 at September 30, 2024 and December 31, 2023, respectively.

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

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the three and nine months ended September 30, 2024 and 2023, there were no deemed impairments of the Company’s long-lived assets.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after September 30, 2024, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 3 - Intellectual Property

As of September 30, 2024, Genprex owned or had exclusive license agreements on 22 granted patents and 26 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims and costs are expensed as incurred.

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

SEPTEMBER 30, 2024

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

Registered Direct Offerings

On March 1, 2023, Genprex completed a registered direct offering, in which the Company sold to an accredited healthcare-focused institutional investor an aggregate of 95,239 shares of its common stock and warrants to purchase up to 95,239 shares of its common stock, at a combined offering price of $42.00 per share of common stock and accompanying warrant. The warrants are exercisable immediately upon issuance, expire five years from the date of issuance and have an exercise price of $44.00 per share. The Company received net proceeds of approximately $3.6 million after $400,000 of commissions and expenses, excluding any proceeds that may be received in the future from any exercise of the warrants.

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

On March 21, 2024, the Company completed a registered direct offering priced at the market under Nasdaq rules, in which the Company sold to an institutional investor an aggregate of (i) 165,000 shares of common stock, (ii) pre-funded warrants (the  “March 2024 Pre-Funded Warrants”) exercisable for up to an aggregate of 1,377,112 shares of common stock, and (iii) warrants (the  “March 2024 Common Warrants”) exercisable for up to an aggregate of 1,542,112 shares of common stock.  The offering price for each share of common stock and accompanying March 2024 Common Warrant was $4.215, and the offering price for each March 2024 Pre-Funded Warrant and accompanying March 2024 Common Warrant was $4.2149. The March 2024 Pre-Funded Warrants were exercisable immediately upon issuance at an exercise price of $0.0001 per share and expired when exercised in full. The March 2024 Common Warrants are exercisable immediately upon issuance at an exercise price of $4.09 per share and will expire in five years from the date of issuance. The Company received net proceeds of approximately $5.8 million after commissions and expenses, excluding any proceeds received from any exercise of the March 2024 Common Warrants. In connection with the offering, the Company also amended certain existing warrants to purchase up to an aggregate of 194,248 shares of common stock that were previously issued to investors in March 2023 and July 2023, with exercise prices of $44.00 and $35.40 per share and expiration dates of March 1, 2028 and July 21, 2028 for $0.125 per amended warrant, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of the March 2024 offering. As of September 30, 2024, all of the 1,377,112  March 2024 Pre-Funded Warrants had been exercised for shares of common stock.

At-The-Market Offering

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. Any Shares offered and sold pursuant to this Agreement will be issued pursuant to the Company’s currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023, which was declared effective on June 9, 2023. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights. During the three months ended  September 30, 2024, the Company sold 2,149,417 shares of common stock for aggregate net proceeds of $1,215,105 under the 2023 ATM Facility. During the nine months ended  September 30, 2024, the Company sold 2,318,450 shares of common stock for aggregate net proceeds of $2,117,752 under the 2023 ATM Facility (inclusive of the shares issued during the three months ended September 30, 2024, as described in the immediately preceding sentence).

On November 18, 2022, Genprex entered into an Equity Distribution Agreement with JMP Securities LLC (“JMP Securities”) pursuant to which the Company could sell from time to time, at its option, shares of its common stock through JMP Securities, as sales agent (the “2022 ATM Facility”), up to an aggregate offering price of $50 million. Sales of the shares were made under the Company’s previously filed Registration Statement on Form S-3 (Reg. No. 333-239134), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Equity Distribution Agreement, the shares could be sold at market prices, at negotiated prices or at prices related to the prevailing market price. Genprex agreed to pay JMP Securities a commission of 3.0% of the gross proceeds from the sale of the shares. The Company did not use the 2022 ATM Facility during the three months ended  September 30, 2023. During the nine months ended  September 30, 2023, the Company sold 1,342 shares of common stock for aggregate net proceeds of $78,355 under the 2022 ATM Facility. On December 12, 2023, the Company provided notice to JMP Securities of its termination of the 2022 ATM Facility. The termination of the Equity Distribution Agreement with JMP Securities was effective as of December 13, 2023.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Stock Issuances

During the three months ended September 30, 2024, Genprex issued (i) 5,000 shares of common stock for services provided to the Company valued at $9,650 to the Chairman of its Scientific Advisory Board, (ii) 779,000 shares of common stock upon the exercise of pre-funded warrants at a nominal price associated with the Company's March 2024 offering, and (iii) 2,149,417 shares of common stock sold for aggregate net proceeds of $1,215,105 under the Company’s 2023 ATM Facility.

During the nine months ended September 30, 2024, Genprex issued (i) 10,125 shares of common stock for services provided to the Company valued at $25,670 to the Chairman of its Scientific Advisory Board, (ii) 36,250 shares of common stock to service providers of the Company valued at $179,550, (iii) 31,623 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $96,460 to Company executives and employees, non-employee directors, and former Company executives (Mr. Varner and Ms. Vaczy) pursuant to the terms of employment and/or separation agreements, (iv) 64,690 shares of common stock due to adjustments related to the Company's Reverse Split, (v) 165,000 shares of common stock sold for aggregate net proceeds of approximately $5.8 million associated with the Company's March 2024 offering, as described above, (vi) 2,318,450 shares of common stock sold for aggregate net proceeds of $2,117,752 under the Company's 2023 ATM Facility, as described above, and (vii) 1,377,112 shares of common stock upon the exercise of pre-funded warrants at a nominal price associated with the Company's March 2024 offering (inclusive of the shares issued during the three months ended  September 30, 2024, as described in the immediately preceding sentence).

During the three months ended September 30, 2023, the Company issued (i) 125 shares of common stock for services provided to the Company valued at $4,800 to the Chairman of our Scientific Advisory Board, (ii) 185,644 shares of common stock sold for aggregate net proceeds of approximately $6.7 million associated with the Company’s July 2023 offering, as described above and (iii) 500 shares of common stock upon the exercise of options by a former board member. During the nine months ended September 30, 2023, the Company issued (i) 375 shares of common stock for services provided to the Company valued at $17,150 to the Chairman of the Company's Scientific Advisory Board (inclusive of the 125 shares issued during the three months ended September 30, 2023, as described in the immediately preceding sentence), (ii) 1,342 shares of common stock for aggregate net proceeds of $78,355 under the 2022 ATM Facility, (iii) 280,883 shares of common stock sold for aggregate net proceeds of approximately $10.5 million associated with the Company's March 2023 and July 2023 offerings, as described above, and (iv) 500 shares of common stock upon the exercise of options by a former board member (inclusive of the shares issued during the three months ended September 30, 2023, as described in the immediately preceding sentence).

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding as of  September 30, 2024 and  December 31, 2023.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 5,489,152 and 1,485,902 shares of its common stock outstanding as of  September 30, 2024 and  December 31, 2023, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three and nine months ended September 30, 2024 and 2023, respectively, is as follows:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	346,440	$57.79	53,695	$172.81
Warrants issued	3,011,751	2.26	95,989	44.17
Warrants cancelled or expired	—	—	960	250.00
Outstanding at March 31,	3,358,191	$5.93	148,724	$64.01
Warrants exercised	598,112	0.00	—	—
Outstanding at June 30,	2,760,079	$7.22	148,724	$64.01
Warrants issued	—	—	200,284	20.68
Warrants exercised	779,000	0.00	—	—
Outstanding at September 30,	1,981,079	$10.05	349,008	$39.14

The Company (i) did not issue any warrants, and (ii) issued 779,000 shares of common stock associated with the partial exercise of March 2024 Pre-Funded Warrants, during the three months ended  September 30, 2024. During the nine months ended  September 30, 2024, and in connection with the registered direct offering, with an institutional investor, completed on March 21, 2024, Genprex (i) issued pre-funded warrants to purchase up to an aggregate of 1,377,112 shares of common stock at a nominal exercise price of $0.0001 per share, the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant net of the portion of the subscription price therefor paid at closing, (ii) issued warrants to purchase up to 1,542,112 shares of common stock, at an exercise price of $4.09 per share, (iii) issued warrants to purchase up to 92,527 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”), at an exercise price of $5.2688 per share, (iv) amended existing warrants to purchase up to an aggregate of 194,248 shares of common stock that were previously issued to the same institutional investor in March 2023 and July 2023, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of the March 2024 offering, and (v) issued 598,112 shares of common stock associated with the partial exercise of March 2024 Pre-Funded Warrants (inclusive of the shares issued during the three months ended  September 30, 2024, as described in the immediately preceding sentence). During the three and nine months ended September 30, 2024, Genprex recorded share-based compensation of $2,281 and $18,039, respectively, associated with the vesting and issuance of warrants. The Company does not expect to record any additional share-based compensation for time-based vesting through the end of the fiscal year 2024 and $300,000 of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of  September 30, 2024.

The Company issued (i) warrants to purchase up to an aggregate of 3,500 shares of common stock to service providers at exercise prices ranging from $26.00 to $37.94 per share, the fair market value of a share of common stock on the date of issuance, (ii) warrants to purchase up to 185,644 shares of common stock to accredited healthcare-focused institutional investors in connection with the registered direct offering completed on July 21, 2023, at an exercise price of $35.40 per share, and (iii) warrants to purchase up to 11,140 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”) in connection with the registered direct offering completed on July 21, 2023, at an exercise price of $50.50 per share, during the three months ended  September 30, 2023. During the nine months ended   September 30, 2023, the Company (i) issued warrants to purchase up to an aggregate of 4,250 shares of common stock to service providers at exercise prices ranging from $26.00 to $66.00 per share, the fair market value of a share of common stock on the date of issuance, (ii) issued warrants to purchase up to an aggregate of 292,023 shares of common stock at exercise prices ranging from $29.20 to $66.00 per share to service providers, institutional investors, and the Placement Agent, and (iii) was deemed to cancel warrants to purchase 960 shares of common stock upon termination of warrants previously issued to placement agents associated with our Initial Public Offering in March 2018 (inclusive of the warrants issued during the three-month period ended September 30, 2023, as described in the immediately preceding sentence). During the three and nine months ended September 30, 2023, the Company recorded share-based compensation of $50,853 and $128,164, respectively, associated with the vesting and issuance of warrants.

As of September 30, 2024, the Company had outstanding warrants to purchase 1,981,079 shares of common stock at a weighted average exercise price of $10.05 that have been issued to various consultants, investors, and placement agents. The warrants are fully vested, are exercisable for a period of up to five years, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $4.09 to $288.80 per share and have per-share fair values ranging from $1.21 to $185.00, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Expected term (in years):	—	2.5	2.5 - 3.0	2.5 - 3.0
Risk-free rate:	—	4.52%	5.33% - 5.52%	4.99% - 5.52%
Volatility:	—	87.49%	83.42%	83.14% - 83.42%
Dividend yield:	—	0%	0%	0%

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On  January 1, 2023 and 2024, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 60,132 and 74,294 shares, respectively. As of September 30, 2024, a total of 96,617 shares of common stock remain available for issuance under the 2018 Plan.

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

Stock Options

As of September 30, 2024, Genprex had outstanding stock options to purchase 283,792 shares of common stock that have been granted to various executives, employees, non-employee directors, and independent contractors of the Company, including outstanding stock options to purchase 25,417 shares of common stock issued as inducement grants, outside of the 2018 Plan, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $18.00 to $392.00 per share. The per-share fair values of these options range from $12.62 to $317.20. There were no options issued for the three and nine months ended September 30, 2024. Assumptions of the Black-Scholes-Merton pricing model for options issued for the three and nine months ended September 30, 2024, and 2023, respectively, is as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Expected term (in years):	—	—	6.0	6.0
Risk-free rate:	—	—	5.37%	4.60% - 5.37%
Volatility:	—	—	83.42%	83.14% - 83.42%
Dividend yield:	—	—	0%	0%

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

The Company did not issue stock options for the three or nine months ended   September 30, 2024. During the three months ended  September 30, 2024, the Company cancelled stock options to purchase 460 shares of common stock with exercise prices ranging from $54.80 to $59.60 per share in connection with the termination of employees. During the nine months ended  September 30, 2024, the Company cancelled stock options to purchase 2,091 shares of common stock with exercise prices ranging from $32.40 to $80.00 per share in connection with the termination of employees (inclusive of the options cancelled during the three months ended September 30, 2024 described in the immediately preceding sentence).

During the three months ended  September 30, 2023, the Company (i) granted stock options to purchase an aggregate of 5,000 shares of common stock with an exercise price of $18.00 per share to an employee, (ii) cancelled options to purchase 308 shares of common stock at exercise prices ranging from $88.00 to $142.00 per share in connection with the termination of certain employees, and (iii) issued 500 shares of the Company's common stock upon the exercise of options held by a former board member with an exercise price of $12.00 per share. During the nine months ended  September 30, 2023, the Company (i) granted stock options to purchase an aggregate of 8,251 shares of common stock with exercise prices ranging from $18.00 to $60.40 per share to employees, (ii) cancelled options to purchase 308 shares of common stock at exercise prices ranging from $88.00 to $142.00 per share in connection with the termination of certain employees, and (iii) issued 500 shares of the Company's common stock upon the exercise of options held by a former board member with an exercise price of $12.00 per share (inclusive of the options granted or cancelled, and shares issued, during the three months ended September 30, 2023, as described in the immediately preceding sentence).

The weighted average remaining contractual term for the outstanding options at  September 30, 2024 and  December 31, 2023 is 5.36 and 6.13 years, respectively.

Stock option activity for the three and nine months ended September 30, 2024 and 2023, respectively, is as follows:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	285,883	$121.11	284,377	$123.19
Options granted	—	—	2,063	57.23
Options expired or cancelled	438	32.40	—	—
Outstanding at March 31,	285,445	$121.25	286,440	$122.72
Options granted	—	—	1,188	34.17
Options expired or cancelled	1,193	14.75	—	—
Outstanding at June 30,	284,252	$121.52	287,628	$122.35
Options granted	—	—	5,000	18.00
Options exercised	—	—	500	11.92
Options expired or cancelled	460	55.25	308	124.64
Outstanding at September 30,	283,792	$121.63	291,820	$120.75

Restricted Stock Units

During the three months ended  September 30, 2024, the Company (i) did not issue RSUs, and (ii) cancelled nine RSUs associated with the termination of employees. During the nine months ended  September 30, 2024, the Company (i) withheld 9,830 RSUs to cover taxes associated with the vesting of employee issued RSUs, (ii) cancelled 275 RSUs associated with the termination of employees, and (iii) issued 31,623 shares of common stock associated with the vesting of RSUs to executives, employees, and non-employee directors (inclusive of the RSUs described in the immediately preceding sentence during the three months ended September 30, 2024).

During the three months ended  September 30, 2023, the Company (i) did not issue RSUs, and (ii) cancelled 257 RSUs associated with the termination of employees. During the nine months ended  September 30, 2023, the Company issued 57,119 RSUs to executives, employees, and non-employee directors.

A summary of the RSU activity under the 2018 Plan during the three and nine months ended  September 30, 2024 and 2023, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	51,862	$59.48	—	—
Restricted stock units granted	—	—	47,834	66.00
Restricted stock units vested	12,145	66.00	—	—
Restricted stock units forfeited or cancelled	6,086	66.00	—	—
Outstanding at March 31,	33,631	$55.95	47,834	$66.00
Restricted stock units granted	—	—	9,285	29.60
Restricted stock units vested	19,478	48.65	—	—
Restricted stock units forfeited or cancelled	4,010	66.00	—	—
Outstanding at June 30,	10,143	$66.00	57,119	$60.08
Restricted stock units forfeited or cancelled	9	66.00	257	66.00
Outstanding at September 30,	10,134	$66.00	56,862	$60.06

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Share-Based Compensation

For the three and nine months ended September 30, 2024, the Company’s total share-based compensation was approximately $0.4 million, including $0.2 million of R&D expense and $0.2 million of G&A expense, and $2.7 million, including $0.5 million of R&D expense and $2.2 million of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  September 30, 2024, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $0.6 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2024, the weighted average term over which these expenses are expected to be recognized is 0.58 years.

For the three and nine months ended September 30, 2023, the Company’s total share-based compensation was approximately $1.5 million, including $0.3 million of R&D expense and $1.2 million of G&A expense, and $4.4 million, including $1.0 million of R&D expense and $3.4 million of G&A expense, respectively, nearly all of which represents the expected vesting of options issued to executives, other employees, and service providers and RSUs issued to executives, other employees, and board members. As of  September 30, 2023, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $5.9 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2023, the weighted average term over which these expenses are expected to be recognized is 1.37 years.

As of September 30, 2024, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $0.3 million. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, Genprex established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company incurred $31,930 and $105,848 of expense for matching contributions to the 401(k) Plan during the three and nine months ended September 30, 2024, respectively. We incurred $29,817 and $120,623 of expense for matching contributions to the 401(k) Plan during the three and nine months ended September 30, 2023, respectively.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, the Company’s former President, Chief Executive Officer and Chairman of the Board, who served in such capacity until his death on May 7, 2024, and who was IRI’s sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of Genprex in August 2012, the Company entered into an Assignment and Collaboration Agreement with IRI, providing Genprex with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (see Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center). There were no amounts incurred or due under this agreement at September 30, 2024 and December 31, 2023.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 7 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson ( “August 2022 SRA”) to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with an initial projected total cost of approximately $2.9 million. On June 7, 2024, the Company amended the August 2022 SRA with MD Anderson to (i) extend the sponsored research program an additional six months, (ii) amend the quarterly budget from approximately $240,000 to $165,000 per quarter, and (iii) amend the total commitment from $2.9 million to approximately $2.75 million. The Company incurred approximately $165,701 of expense from this agreement during the three months ended  September 30, 2024. The Company incurred approximately $645,839 of expense from this agreement during the nine months ended  September 30, 2024 inclusive of the amount stated in the preceding sentence. As of September 30, 2024, the Company has paid approximately $1.2 million toward this $2.76 million commitment.

In 2011, the Company agreed to assume certain contractual and other obligations of IRI in consideration for the sublicense rights, expertise, and assistance associated with certain technologies and intellectual property originally licensed to another party under the 1994 License Agreement with MD Anderson (“Original MD Anderson License Agreement”). These technologies and intellectual property were later sublicensed to IRI (the “IRI Sublicense”). The Company also agreed to pay royalties of 1% on sales of certain licensed products for a period of 21 years following the termination of the later of the Original MD Anderson License Agreement and the IRI Sublicense. The Company assumed patent prosecution costs and an annual minimum royalty of $20,000 payable to the National Institutes of Health ("NIH").

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses. The Company incurred no expense for the three months ended September 30, 2024 and 2023, respectively. The Company incurred $50,000 and $45,000 of expense from this agreement during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company has paid approximately $370,000 toward the above-described commitment under this agreement.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health to be paid upon the Company’s receipt of FDA approval using NIH technology. The $240,000 contingent obligation, which increases annually by $20,000, and is $380,000 and $360,000 as of September 30, 2024 and December 31, 2023, respectively, will be recognized if and when it is probable the Company will obtain regulatory approval (the event that triggers the payment obligation).

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

University of Pittsburgh

Pursuant to an exclusive license agreement dated February 11, 2020, by and between Genprex and the University of Pittsburgh, amended on August 17, 2022, and amended again on  November 3, 2022, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a glucagon promoter and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense from this agreement for the three months ended September 30, 2024, and 2023, respectively. The Company incurred $40,000 and $25,000 of expense from this agreement during the nine months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, the Company has incurred and paid approximately $150,000 toward this commitment.

Pursuant to an exclusive license agreement dated November 22, 2022, by and between Genprex and the University of Pittsburgh, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a macrophage technology and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense from this agreement during the three and nine months ended September 30, 2024. The Company incurred $0 and $25,000 of expense from this agreement during the three and nine months ended September 30, 2023. As of September 30, 2024, the Company has incurred and paid approximately $50,000 toward this commitment.

Pursuant to an exclusive license agreement dated December 29, 2022, by and between Genprex and the University of Pittsburgh, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of an insulin promoter and gene therapy technologies to potentially treat Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense from this agreement during the three and nine months ended September 30, 2024. The Company incurred $0 and $25,000 of expense from this agreement during the three and nine months ended September 30, 2023. As of September 30, 2024, the Company has incurred and paid approximately $50,000 toward this commitment.

Pursuant to an exclusive license agreement dated July 14, 2023, by and between Genprex and the University of Pittsburgh, the Company agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first year, $50,000 for the second and third years, and $100,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,225,000 in milestone payments related to the usage of an MafB promoter and gene therapy technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense from this agreement during the three months ended September 30, 2024 and 2023, respectively. The Company incurred $25,000 of expense from this agreement during each of the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company has incurred and paid approximately $50,000 toward this commitment.

Contract Development and Manufacturing Organization

Genprex entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization (“CDMO”) to manufacture good manufacturing practices (“GMP”) grade materials for use in the Company’s clinical trials with a projected total cost at inception of approximately $4.5 million. On April 2, 2024, the Company was informed by the CDMO that the CDMO was ceasing certain manufacturing operations subject to the development services agreement. On June 30, 2024, the development services agreement was terminated by mutual agreement and the CDMO agreed to return $1.3 million to the Company and no additional commitments are obligated or owed by the Company. The Company incurred $0 and $2.2 million of expense from this agreement during the nine months ended September 30, 2024 and 2023, respectively.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

Note 8 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no recognized subsequent events that have occurred that would require adjustments to the Company's disclosures in the condensed financial statements. The following are nonrecognized subsequent events through the filing of this Quarterly Report on Form 10-Q.

Share Issuances

On October 1, 2024, Genprex issued 5,000 shares of its common stock to the Chairman of its Scientific Advisory Board in consideration for services. Subsequent to September 30, 2024, the Company has sold 3,013,916 shares of its common stock for aggregate net proceeds to the Company totaling $1,286,014 under the 2023 ATM Facility.

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

● ● ● ●

Our capital position;

Our ability to raise additional future financing and possible lack of financial and other resources, and our ability to continue to support and fund our pre-clinical and clinical development programs and growth of our business;

Our ability to continue as a going concern;

Our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock;

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

The effects of any strategic research and development prioritization initiatives, and any other strategic alternatives or other efforts that we take or may take in the future that are aimed at optimizing and re-focusing our diabetes, oncology and/or other clinical development programs including prioritization of resources, and the extent to which we are able to implement such efforts and initiatives successfully to achieve the desired and intended results thereof;

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

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We believe that our ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and we are in early stages of discovery programs to identify other cancer candidates. In August 2022, we entered into a three-year sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes. Additionally, we are collaborating with MD Anderson to discover, develop and utilize biomarkers to select the patient population most likely to respond to REQORSA and enable decisions on progression of our drug candidates to the next phase of development. MD Anderson is currently analyzing biomarkers that would indicate lack of response in lung cancer that could enrich our population of responders in our clinical trials and enhance patient screening and enrollment in order to increase the likelihood of potential success of the Acclaim studies for the Company.

Acclaim-3: We are currently enrolling and treating patients in the Phase 1 dose escalation portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy in patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In January 2024, we opened the Phase 1 portion of the Acclaim-3 study for enrollment and enrolled and dosed the first patient in May 2024. In October 2024, the Company announced the completion of the 0.09 mg/kg dose group of the Phase 1 portion and that there were no dose limiting toxicities in this dose group.  The Acclaim-3 Safety Review Committee therefore approved escalation to the highest dose group of 0.12 mg/kg, which will now be enrolled. We continue to anticipate completion of enrollment in the Phase 1 dose escalation portion of the study and to start the Phase 2 expansion portion of the study in the second half of 2024, dependent on the number of patients needed to be enrolled in the 0.12 mg/kg dose group. The first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial experienced an initial positive response after enrollment and dosing commenced in May.  The patient had a partial remission (“PR”), which is defined as at least a thirty percent (30%) decrease in tumor size, from the time the patient had a baseline CT scan after induction therapy and prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  As the maintenance therapy consists of REQORSA and Tecentriq, and the patient had already received four cycles of Tecentriq during induction therapy and thus responses to Tecentriq would likely have occurred earlier, we believe this suggests that REQORSA may be providing clinical benefit. A follow-up CT scan, performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at three months. In June 2023, the United States Food and Drug Administration (“FDA”) granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment.  In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

Acclaim-2: The Acclaim-2 trial involved a combination of REQORSA and Merck & Co.’s Keytruda® (pembrolizumab) in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. As previously announced in August 2024, based on a number of factors, including enrollment challenges and delays due to competition for investigators and eligible patients with numerous other trials involving the same patient population, we decided to cease enrollment of new patients in the Acclaim-2 trial to prioritize our resources and focus on the other two Acclaim trials in SCLC and NSCLC, respectively. The one patient continuing to receive REQORSA treatment in the Phase 1 dose escalation portion of the study will continue to be treated until disease progression.

Acclaim-1: We are currently enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression after treatment with Tagrisso. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities, the Acclaim-1 SRC determined the recommended Phase 2 dose of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There are still two patients originally enrolled in the Phase 1 dose escalation portion of the study who have had prolonged progression-free survival and continue to receive treatment with REQORSA and Tagrisso, one who attained a PR after the second course of REQORSA and Tagrisso and has maintained this response through 41 courses of treatment (approximately 30 months), and one with stable disease without disease progression through 26 courses of treatment (approximately 19 months) who is also continuing to receive REQORSA and Tagrisso treatment.  We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024.  The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy.  However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, we decided to limit our enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). The Phase 2a expansion portion of the trial with one cohort is now expected to enroll approximately 33 patients. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, will remain unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. We expect to complete the enrollment of the first 19 patients in the Phase 2a expansion portion of the study and conduct an interim analysis in the first half of 2025. The FDA has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed after Tagrisso treatment.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, we will continue with our planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning and anticipate requesting further regulatory guidance from the FDA in the first half of 2025. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we acquired exclusive rights from the University of Pittsburgh in July 2023. These include using a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. Additionally, in September 2024, we announced that we are considering various strategic alternatives and opportunities to enhance stockholder value, including evaluating ways to optimize our clinical and research programs and operational strategies, such as our intention to potentially transfer our diabetes clinical development program and our diabetes gene therapy assets into a new, initially wholly-owned subsidiary (“NewCo”).  NewCo would focus on developing and commercializing GPX-002.  The spin-out, if completed as presently contemplated, would result in NewCo focusing on developing GPX-002, while Genprex would retain its oncology clinical development programs and other oncology pipeline assets. The potential formation and transfer of the clinical development program into the wholly-owned subsidiary is currently anticipated to occur by the end of 2024, subject to adequate financing, the satisfaction of customary conditions and final approval from the Genprex management and board of directors.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed below and in Note 2 to our unaudited condensed financial statements appearing in this Quarterly Report on Form 10-Q. As of September 30, 2024, recently issued accounting pronouncements are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

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

We believe that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

We expect our research and development expenses to increase in the future as we (i) advance our current and future product candidates into and through clinical trials, (ii) transition some of our manufacturing activities to new vendors for a variety of reasons, such as to incorporate more advanced processes and scale production, including any additional work that has been or may be required to successfully adapt our process to these new processes, (iii) pursue regulatory approval of our current and potential product candidates in the U.S. and Europe, and (iv) expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary pre-clinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability, and limited contracted partners. We may never succeed in achieving regulatory approval for any of our current or future product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all. However, we continue to evaluate ways to optimize our clinical and research programs and operational strategies, as part of our ongoing prioritization initiative.  Additionally, we are considering various strategic alternatives and opportunities to enhance stockholder value.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024, and 2023

The following summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023.

Research and Development Expense

Research and Development (“R&D”) expense for the three months ended September 30, 2024 was $2,756,081, compared to $4,616,546 for the three months ended September 30, 2023, a decrease of $1,860,465, or 40%. This decrease was primarily due to (i) changes in CDMOs that significantly reduced manufacturing and R&D materials expense, and (ii) implementation of expense reduction strategies by leadership in the three months ended September 30, 2024, which reduced travel expenses and reduced headcount and associated overhead of R&D staff from 18 employees at September 30, 2023 to 13 employees at September 30, 2024.

Research and Development (“R&D”) expense for the nine months ended September 30, 2024 was $7,696,982, compared to $13,903,611 for the nine months ended September 30, 2023, a decrease of $6,206,629, or 45%. This  decrease was primarily due to (i) changes in CDMOs that significantly reduced manufacturing expense, (ii) a significant reduction in share-based compensation for R&D personnel due to the timing of equity awards, and (iii) implementation of expense reduction strategies by leadership in the nine months ended September 30, 2024, which reduced travel expenses and reduced headcount and associated overhead of R&D staff from 18 employees at September 30, 2023 to 13 employees at September 30, 2024. Additionally, the Company had a higher than normal manufacturing expense in the nine months ended September 30, 2023 due to the Company switching CDMOs that required both comparability and scaling of programs accordingly compared to the nine months ended September 30, 2024.

General and Administrative Expense

General and administrative (“G&A”) expense for the three months ended September 30, 2024 was $1,566,085, compared to $3,166,057 for the three months ended September 30, 2023, a decrease of $1,599,972, or 51%. This decrease was primarily due to the implementation of expense reduction strategies by leadership in the nine months ended September 30, 2024, which significantly reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of G&A staff from 13 employees at September 30, 2023 to 7 employees at September 30, 2024.

General and administrative (“G&A”) expense for the nine months ended September 30, 2024 was $9,135,225, compared to $11,173,643 for the nine months ended September 30, 2023, a decrease of $2,038,418, or 18%. Despite one-time charges associated with the separation with a former Company executive and changes in accounting policies that resulted in a non-cash expense of approximately $800,000 due to reclassifying capitalized intellectual property, this slight decrease was primarily due to the implementation of expense reduction strategies by leadership in the nine months ended September 30, 2024, which significantly reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of G&A staff from 13 employees at September 30, 2023 to 7 employees at September 30, 2024.

Interest Income. Interest income was $8,080 and $51,391 for the three months ended September 30, 2024, and 2023, respectively, representing a decrease of $43,311. The decrease was primarily due to lower cash balances held in interest bearing accounts for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Interest income was $58,851 and $175,413 for the nine months ended September 30, 2024, and 2023, respectively, representing a decrease of $116,562. The decrease was primarily due to lower cash balances held in interest bearing accounts for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Depreciation Expense. Depreciation expense was $1,272 and $3,724 for the three months ended September 30, 2024, and 2023, respectively, representing a decrease of $2,452, or 66%. The change in depreciation expense for the three months ended September 30, 2024 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Depreciation expense was $6,230 and $11,578 for the nine months ended September 30, 2024, and 2023, respectively, representing a decrease of $5,348, or 46%. The change in depreciation expense for the nine months ended September 30, 2024 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Net Loss. We had a net loss of $4,315,987 and $7,748,243 for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of $3,432,256, or 44%. The decrease in net loss between these periods was primarily due to the implementation of expense reduction strategies by leadership in the three months ended September 30, 2024, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 31 employees at September 30, 2023 to 19 employees at September 30, 2024.

We had a net loss of $16,780,701 and $24,931,209 for the nine months ended September 30, 2024, and 2023, respectively, representing a decrease of $8,150,508, or 33%. The decrease in net loss between these periods was primarily due to the implementation of expense reduction strategies by leadership in the nine months ended September 30, 2024, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 31 employees at September 30, 2023 to 19 employees at September 30, 2024.

Liquidity and Capital Resources

From inception through September 30, 2024, we have never generated revenue from product sales and have incurred net losses in each year. As of September 30, 2024, we had an accumulated deficit of $150,468,981. We have funded our operations primarily through the sale and issuance of capital stock.

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

During the nine months ended September 30, 2024, we (i) sold 2,318,450 shares of common stock for aggregate net proceeds of $2,117,752 pursuant to our 2023 ATM Facility (defined below), and (ii) completed a registered direct offering in which we sold (x) 165,000 shares of our common stock, (y) pre-funded warrants exercisable for up to an aggregate of 1,377,112 shares of our common stock (“March 2024 Pre-Funded Warrants”), and (z) warrants exercisable for up to an aggregate of 1,542,112 shares of our common stock (“March 2024 Common Warrants”), for net proceeds of approximately $5.8 million. In connection with the March 2024 registered direct offering, we amended certain existing warrants to reduce the exercise price and extend the term thereof.  See also “Note 4 - Equity - Registered Direct Offerings” to our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q. As of September 30, 2024, all of the 1,377,112 March 2024 Pre-Funded Warrants had been exercised for shares of common stock.

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

As of September 30, 2024, we had $1,488,281 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-3 clinical trials (of which both are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect to complete the enrollment of the first 19 patients in the Phase 2a expansion portion of the Acclaim-1 trial in the first half of 2025. We continue to anticipate completion of enrollment in the Phase 1 dose escalation portion of  the Acclaim-3 clinical trial and to start the Phase 2 expansion portion of the trial in the second half of 2024, dependent on the number of patients needed to be enrolled in the 0.12 mg/kg dose group. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our ATM pursuant to our Agreement with the Agent, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. As a result of the Company's recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively over the next 12 months, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into December 2024. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients and additional time required in connection with transitions to new third party CDMOs and the manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash during the nine months ended September 30, 2024, and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(13,279,658)	$(19,774,740)
Net cash provided by (used in) investing activities	1,167	(61,383)
Net cash provided by financing activities	8,029,143	10,593,373
Net decrease in cash and cash equivalents	$(5,249,348)	$(9,242,750)

Cash used in operating activities

Net cash used in operating activities was $13,279,658 and $19,774,740 for the nine months ended September 30, 2024, and 2023, respectively, a decrease of $6,495,082, or 33%. This decrease was primarily due to the implementation of expense reduction strategies by Company leadership in the nine months ended September 30, 2024, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overheads of overall Company staff from 30 employees at September 30, 2023 to 19 employees at September 30, 2024.

Cash provided by (used in) investing activities

Net cash provided by investing activities was $1,167 for the  nine months ended September 30, 2024, compared to net cash used in investing activities of $61,383 for the nine months ended September 30, 2023, or a net change of $62,550. This difference in period-over-period net cash provided by (used in) investing activities was primarily due to timing associated with filing and patent prosecution costs of our intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $8,029,143 and $10,593,373 during the nine months ended September 30, 2024, and 2023, respectively. This decrease of $2,564,230 was primarily due to differences in amounts raised by sales of our securities in capital raising activities conducted during the nine months ended September 30, 2024, and 2023, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information called for by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer (currently the same person following the passing of Mr. Varner, the Company’s former President, Chief Executive Officer and Chairman of the Board, on May 7, 2024), as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2024.  The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended September 30, 2024, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with US GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the quarter ended September 30, 2024, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) continued evaluation and documentation of policies, processes, and controls, both manual and automated; (ii) evaluation and updates to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members; and (iii) training related to general controls for information technology and security for key staff.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company is not required to provide the information called for by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, we issued and sold the following unregistered securities:

On July 1, 2024, we issued 5,000 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended September 30, 2024.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  September 30, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

GENPREX, INC.
(Registrant)

Date: November 13, 2024	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)