Form 10-K
period 2024-12-31
Genprex, Inc.
filed 2025-04-01
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Capital Market on such date, was approximately $4.8 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 28, 2025, there were 24,152,848 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (this “Annual Report on Form 10-K” or this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless the context requires otherwise, references to “Genprex,” the “Company,” “we,” “us” or “our” in this Annual Report refer to Genprex, Inc. Any statements in this Annual Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “would,” and similar expressions. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure and statements about our current or future product candidates and their development, our beliefs regarding their preclinical or clinical profile or efficacy, and the regulatory approval process and pathway and the timing thereof, are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report, including the risk factors described in Item 1A of this Annual Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•	Market conditions;

•	Our capital position;
•	Our ability to raise additional future financing and possible lack of financial and other resources, and our ability to continue to support and fund our pre-clinical and clinical development programs and growth of our business;
•	Our ability to continue as a going concern;

•	Our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock;
•	Our ability to compete effectively and with larger and/or better-financed biotechnology and pharmaceutical companies;

•	Our uncertainty of developing marketable products;

•	Our ability to develop and commercialize our products;

•	Our ability to obtain regulatory approvals;

•	Our ability and third-parties’ ability to maintain and protect intellectual property rights;

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

•	Our ability to conduct and complete our clinical trials in accordance with projected timelines;

•	Any delays in regulatory review and approval of our current and future product candidates;

•	The effects of any strategic research and development prioritization initiatives, and any other strategic alternatives or other efforts that we take or may take in the future that are aimed at optimizing and re-focusing our diabetes, oncology and/or other clinical development programs including prioritization of resources, and the extent to which we are able to implement such efforts and initiatives successfully to achieve the desired and intended results thereof, including successful implementation of the separation of our diabetes clinical development program, including the anticipated benefits of the internal reorganization, the expected timing of the reorganization and/or if it is completed as contemplated or at all;
•

Our dependence on third-party suppliers or manufacturers to supply or manufacture our key ingredients and/or raw materials, products and/or product components and successfully carry out a sustainable, reproducible and scalable manufacturing process in accordance with specifications or applicable regulations;

•	Our ability to control product development costs;

•	Our ability to attract and retain key employees;

•	Our ability to enter into new strategic collaborations, licensing or other arrangements;

•	Changes in government regulation affecting product candidates that could increase our development costs;

•	Our involvement in patent, trademark and other intellectual property litigation that could be expensive and divert management’s attention;

•	The possibility that there may be no market acceptance for our products; and

•	Changes in third-party reimbursement policies which could adversely affect potential future sales of any of our products that are approved for marketing.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements, which speak only as of the date of this Annual Report or the date of the document incorporated by reference into this Annual Report. Except as required by law, we assume no obligation and expressly disclaim any duty to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements contained in this Annual Report. All forward-looking statements are expressly qualified in their entirety by the cautionary statements contained in this section.

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

Oncology Platform

Our lead oncology drug candidate, REQORSA® gene therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It harms the metabolism of cancer cells, which leads to reduced cancer cell growth. It has a mechanism of action whereby it decreases tumor glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with currently approved therapies and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

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

Acclaim – 1: We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 47 courses of treatment (approximately 35 months) and continues to receive REQORSA and Tagrisso treatment to date.  A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months) but recently had disease progression and is no longer receiving treatment. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, we decided to limit our enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that both of the patients with prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, we amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens. The Phase 2a expansion portion of the trial is now expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, will remain unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study by the end of 2025 and expect the interim analysis in the first half of 2026.

The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed on Tagrisso treatment.

The Phase 2a expansion portion of the Acclaim-1 study provides us the advantage of early insight into drug effectiveness in defined and distinct patient populations at the maximum tolerated dose (the “MTD”) or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the expansion portion of the study.

Acclaim – 2: The Acclaim-2 trial involved a combination of REQORSA and Merck & Co.’s Keytruda® (pembrolizumab) in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. As previously announced in August 2024, based on a number of factors, including enrollment challenges and delays due to competition for investigators and eligible patients with numerous other trials involving the same patient population, we decided to cease enrollment of new patients in the Acclaim-2 trial to prioritize our resources and focus on the other two Acclaim trials in SCLC and NSCLC, respectively. There are no longer any patients receiving study treatment in the Acclaim-2 trial.  Although the Acclaim-2 study in patients progressing on Keytruda containing regimens has been closed due to, among other factors, slow enrollment, we continue to believe that this combination could be beneficial.

Acclaim – 3: We are currently enrolling and treating patients in the Phase 2 expansion portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who developed tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. On December 16, 2024, we announced that we had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. We anticipate that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. We expect to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the second half of 2025.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, we decided to continue with our planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which we believe we would be poised to seek further regulatory guidance from the FDA on IND-enabling studies in the second half of 2025. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with UP for the use of GPX-002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. See also “Note 7 – Commitments and Contingencies” to our financial statements included in this Annual Report on Form 10-K. In February 2023, the Company’s research collaborators at UP presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. The Company has also initiated research on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Reverse Stock Split

Effective as of 12:01 a.m. Eastern Time on February 2, 2024, we effected a reverse stock split of our Common Stock at a ratio of one-for-forty (1:40) (the “Reverse Stock Split). Our Common Stock continues to trade on The Nasdaq Capital Market under the same GNPX ticker following the Reverse Stock Split, but has been assigned a new CUSIP number, 372446-203. All share and per share amounts in this Annual Report on Form 10-K have been adjusted as appropriate to reflect the Reverse Stock Split.

Recent Developments

At-the-Market Offering Program

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an ATM offering program under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the ATM Agreement, and also have provided the Agent with customary indemnification and contribution rights.  During the year ended December 31, 2024, we sold 7,684,953 Shares through the Agent under the ATM Agreement for net proceeds to us of approximately $6.1 million. From January 1, 2025 through the date of filing of this Annual Report on Form 10-K, we have sold 13,278,666 shares of our common stock for net proceeds to us totaling $6,028,104 through the Agent under the ATM Agreement.

New UP License Agreement

On February 17, 2025, the Company and the University of Pittsburgh entered into an amended and restated Exclusive License Agreement (the “New UP License Agreement”), which updates and consolidates into a single agreement the Prior License Agreements (as defined below). Pursuant to the New UP License Agreement, UP granted to Genprex a worldwide, exclusive license for certain patents and related technology, collectively referred to as the “Licensed Technology,” and a worldwide, non-exclusive license to use certain related know-how. The Licensed Technology covered by the New UP License Agreement is based on the same general gene therapy approach as covered under the Prior License Agreements (less the previously-licensed macrophage technology), whereby an adeno-associated virus vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. More specifically, the Licensed Technology covered by the New UP License Agreement is related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters.

Convergen Biotech, Inc.

Additionally, in September 2024, we announced that we were considering various strategic alternatives and opportunities to enhance stockholder value, including evaluating ways to optimize our clinical and research programs and operational strategies, such as our intention to potentially transfer our diabetes clinical development program and our diabetes gene therapy assets into a new, initially wholly-owned subsidiary. In connection with this intended separation of the diabetes clinical development program, on February 18, 2025, we announced that we had formed a wholly-owned subsidiary, Convergen Biotech, Inc. (“Convergen”), to implement this initial step of the reorganization and facilitate the separation of the diabetes program. Convergen will focus on developing and commercializing GPX-002.  The Company will retain its oncology clinical development programs and other oncology pipeline assets.

Our Pipeline

Our technologies are designed to administer disease-fighting genes to provide new therapies for large patient populations with cancer and diabetes who currently have limited treatment options. We are developing our lead oncology product candidate REQORSA to be administered with targeted therapies and with immunotherapies for NSCLC and SCLC. We continue to conduct preclinical research to explore how REQORSA may be administered with targeted therapies and immunotherapies in other solid tumors, such as ALK-positive NSCLC, NSCLC progressing after rat sarcoma virus (“RAS”) inhibitors, mesotheliomas, and gliomas, and we are researching how other cancer fighting genes, such as NPRL2, can enhance our portfolio using our systemic, non-viral gene therapy platform, the ONCOPREX DeliverySystem. Using a different gene therapy delivery system, we are also developing our preclinical diabetes candidate GPX-002 using the same construct for both Type 1 diabetes and Type 2 diabetes. The following table summarizes our product development pipeline.

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

Common genetic alterations present in lung cancer are in tumor suppressor genes.  Although some tumor suppressor genes develop mutations in cancer, the TUSC2 tumor suppressor gene is often deleted in cancers.  To the Company’s knowledge, no targeted small molecule drugs have successfully been developed to compensate for tumor suppressor gene changes in NSCLC or SCLC.

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

Cancer and the Immune System. Cancer can also spread when the body’s natural immune functions are impaired, including by the cancer cells themselves. PD-1, or Programmed Death-1, is a receptor expressed on the surface of activated T cells, which are part of the body’s immune system. PD-L1 is a ligand for PD-1 which is expressed on the surface of cancer and other cells. The binding of PD-1 to PD-L1 has been shown to contribute to cancer cells’ ability to evade the body’s immune response. Antibodies to PD-1 and similar molecules are called immune checkpoint inhibitors because PD-1 and similar molecules can impede the normal immune response, for example by blocking the T cells from attacking the cancer cells. In many cancers, PD-L1 is up-regulated. Substantial research has been performed in the emerging field of immuno-oncology to discover drugs or antibodies that could block PD-1 and similar receptors. It is believed that blocking the PD-1/PD-L1 interaction pathway and other similar checkpoints, such as cytotoxic T-lymphocyte-associated protein 4, or CTLA-4, with drugs called checkpoint inhibitors, such as Keytruda or Tecentriq, can prevent cancer cells from inactivating T cells, leading to an attack of the immune system on the cancer.

Current Treatment of NSCLC. Chemotherapy is the standard treatment for the majority of NSCLC patients, as it is for many other cancer patients. Because it is a non-selective systemic treatment, rather than a targeted approach to treating cancer, chemotherapy also kills healthy cells and has a number of other undesirable side effects.

A subset of NSCLC patients carry a mutation in EGFR, which makes their tumors sensitive to EGFR tyrosine kinase inhibitors (“EGFR TKIs”). The two most common mutations are referred to as exon 19 deletion and exon 21 substitution. Several pharmacological and biological approaches, including EGFR TKIs, have been developed specifically to block activated EGFR for cancer therapy. EGFR TKI drugs are the most common targeted therapies used in lung cancer.  Several EGFR TKI therapies are marketed commercially including, but not limited to, Tagrisso, Tarceva, Iressa and Gilotrif.

Approximately 10% to 20% of NSCLC patients of North American and European descent and approximately 40% to 50% of NSCLC patients of Asian descent have activating EGFR mutations. This means that the majority of NSCLC patients do not have activating EGFR mutations and are therefore “EGFR negative” and not optimal candidates for EGFR TKIs.

In addition, even among those patients who are EGFR positive and benefit from EGFR TKI therapy, nearly all eventually become resistant to and ultimately no longer respond to EGFR TKI therapy, resulting in eventual disease progression. For example, according to the FLAURA study, sponsored by AstraZeneca, the median time to tumor progression for lung cancer patients on Tagrisso monotherapy is approximately 18 months. Furthermore, recent clinical trials have shown that combining EGFR TKIs with conventional chemotherapy increases progression free survival, as well as overall survival, for lung cancer patients with EGFR mutations compared to Tagrisso monotherapy.

Current Treatment of SCLC.  SCLC is staged as limited stage, in which the cancer is only on one side of the chest and can be treated with a single radiation therapy field, or as extensive stage (“ES”), which includes all other patients. Since SCLC is an aggressive disease, the vast majority of patients have extensive stage SCLC at the time of initial diagnosis. The standard treatment for ES-SCLC for many years was a combination chemotherapy with carboplatin and etoposide for 4 cycles of treatment, as treatment with chemotherapy for longer duration or treatment including other agents was not shown to be beneficial.  In the last several years the addition of immune checkpoint inhibitors has been shown to have improved efficacy when added to 4 cycles of chemotherapy.  Thus, standard treatment now consists of either Tecentriq or Imfinzi added to 4 cycles of carboplatin and etoposide, and then Tecentriq or Imfinzi are continued as maintenance therapy until disease progression.

However, treatment of ES-SCLC is not curative, and patients progress quickly.  In patients receiving Tecentriq and chemotherapy, the PFS after starting maintenance Tecentriq is only 2.6 months.  Further improvements in the treatment of ES-SCLC are needed.

Epidemiology of Lung Cancer. According to the World Health Organization in 2023, lung cancer was the leading cause of cancer deaths worldwide. According to the American Cancer Society in 2025, lung cancer accounts for about one in five of all cancer deaths in the United States, and causes more deaths in the U.S. than colon, breast and prostate cancers combined. In 2020, there were more than 2 million new lung cancer cases and approximately 1.8 million deaths from lung cancer worldwide. In the U.S., according to the American Cancer Society, it is estimated that in 2025 there will be more than 226,000 new cases of lung cancer and more than 124,000 deaths from this disease. NSCLC represents about 82% of all lung cancers and the five-year survival rate for patients with NSCLC with distant spread is 9 percent. SCLC represents about 14% of lung cancer patients and the five-year survival rate for patients with SCLC with distant spread is 3 percent. With limited benefit from current therapies, we believe there is a significant unmet medical need for new treatments for NSCLC and SCLC in the U.S. and globally, and we believe REQORSA may be suitable for the majority of lung cancer patients.

REQORSA®

REQORSA® gene therapy (generic name: quaratusugene ozeplasmid) decreases tumor glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, targets and kills cancer cells, and stimulates the natural immune responses against cancer.  It reexpresses TUSC2 protein in the cell, and also increases the anti-tumor immune cell population and down-regulates PD-L1, thereby potentially boosting the immune response to cancer.

REQORSA consists of a TUSC2 gene expressing plasmid encapsulated in non-viral lipid-based nanoparticles in a lipoplex form (our ONCOPREX Delivery System), which has a positive charge. REQORSA is designed to deliver the functioning TUSC2 gene to cancer cells while minimizing uptake by normal tissue. REQORSA is injected intravenously and specifically targets cancer cells. Cancer cells have elevated metabolism compared to healthy cells and as a result, are negatively charged compared to healthy cells, which are generally charge neutral. Thus, there is an electrostatic attraction of REQORSA to cancer cells.  Cancers also have a leaky vasculature, so REQORSA leaks out of the blood vessels and can be taken up by cancer cells, which have a greater rate of pinocytosis (uptake of extracellular material) than normal cells. Laboratory studies conducted at MD Anderson show that the uptake of TUSC2 in tumor cells in vitro after REQORSA treatment was 10 to 33 times the uptake in normal cells. Biopsies in three patients with NSCLC treated with REQORSA show major increases in TUSC2 protein expression in the tumor cells one day after REQORSA administration. We believe that REQORSA is the first systemic gene therapy to be used for cancer in humans. Many other gene therapies require complex procedures, such as removal of cells from a patient and modification of those cells which are then reinfused into the patient, and many, unlike REQORSA, lead to permanent changes in a patient’s DNA.

Many approved cancer therapeutics target only single molecules or a single specific genetic abnormality related to driving the proliferation and survival of cancer cells. In contrast, REQORSA has been shown to have a multimodal mechanism of action whereby it decreases tumor glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for programmed cell death (apoptosis) in cancer cells, and modulates the immune response against cancer cells. REQORSA also has been shown to be complementary with a number of targeted drugs and immunotherapies.

Resistance to targeted drugs and checkpoint inhibitors often develops through activation of alternate bypass pathways. For example, when PD-1 is blocked, the TIM-3 checkpoint is up-regulated. We believe that REQORSA’s multimodal activity will block emerging bypass pathways, thereby potentially reducing the probability that drug resistance develops.

Our preclinical and clinical data indicate that REQORSA is well tolerated and may be effective alone or in combination with targeted small molecule therapies. Preclinical data indicate that REQORSA may also be effective with immunotherapies, and in a three-drug combination with immunotherapy and chemotherapy. These data suggest that REQORSA, when combined with other therapies, may be effective in a large proportion of lung cancer patients.

TUSC2, the Tumor Suppressor Gene in REQORSA®

TUSC2 is a multifunctional gene that plays a vital role in cancer suppression and normal cell regulation, which is sometimes referred to as Fus1. Key TUSC2 anti-cancer mechanisms of action include decreasing tumor glucose metabolism, inactivation of multiple oncogenic kinases, the induction of apoptosis, the control of cell signaling and inflammation, and modulation of the immune system to fight cancer. REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our preclinical data indicate that REQORSA in combination with both EGFR TKIs and with immunotherapies can achieve results more favorable than results achieved with either REQORSA or such other therapies alone, and may make those drugs effective for patients with drug resistance who would not otherwise benefit from them.

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

REQORSA Decreases Glycolysis and ATP Production in A549 Lung Cancer Cells

Glycolytic Function
A549 con glyco
A549 fus1 glyco
Glucose
Oligo
2-DG
ECAR (mpH/min/Cells)
45.0
40.0
35.0
30.0
25.0
20.0
15.0
10.0
5.0
0.0
0
20
40
60
80
Time (min)

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

NON-VIRAL DELIVERY OF TUMOR SUPPRESSOR GENE

Plasmid containing tumor suppressor gene
TUSC2 gene
ONCOPREX® DELIVERY PLATFORM (liposome)
REQORSA® Gene Therapy
Lipoplex containing DNA plasmids
Dying cancer cell
Tumor suppressor gene protein
Plasmid with TUSC2 gene
Cancer cell
A Close Up of the ONCOPREX Liposome
DOTAP (+ charge)
Cholesterol (no charge)
73,000X
231101-CLN

Operation of the ONCOPREX Delivery System

The cationic (positive) charge of the lipoplexes helps to target cancer cells, which have a slight negative charge due to their high glycolytic rate.  A Phase 1 monotherapy clinical trial showed that intravenous REQORSA therapy selectively and preferentially targeted tumor cells, resulting in anticancer activity. The lipoplexes are non-immunogenic, allowing repetitive therapeutic dosing and providing extended half-life in the circulation.

The ONCOPREX Delivery System is a non-viral delivery system. Many gene therapies rely on viral based delivery systems. The benefit of the viral system is that viruses are skilled at penetrating cells. However, viruses can also affect more than one type of cell and it is possible that the virus may infect cells other than the targeted cells containing mutated genes. If this happens, healthy cells may be damaged causing other illness or diseases, and rarely can cause cancer if the virus integrates into the genes of the cell. Once REQORSA is taken up into a cancer cell, the TUSC2 gene is expressed and TUSC2 protein is capable of restoring certain defective functions in the cancer cell. REQORSA has been designed using the ONCOPREX Delivery System to deliver the functioning TUSC2 gene to cancer cells while minimizing their uptake by normal tissue. Laboratory studies showed that the uptake of TUSC2 in tumor cells after REQORSA treatment was 10 to 33 times the uptake in normal cells, and studies in three NSCLC patients showed a major increase in TUSC2 expression in tumor tissue one day after REQORSA administration.  REQORSA is also delivered systemically as opposed to many other gene therapies which are locally delivered.

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

REQORSA, our lead oncology product candidate, initially is being developed as a potential treatment for NSCLC and SCLC.  Clinical and preclinical data indicate that REQORSA, when combined with EGFR TKIs such as Tagrisso, Tarceva and Iressa, provides a synergistic effect. Further, our data shows that REQORSA may re-sensitize EGFR positive patients who become resistant to, and therefore no longer benefit from, EGFR TKIs alone. Preclinical and clinical data support our belief that REQORSA may provide medical benefit in several subpopulations of NSCLC patients for which there is an unmet medical need such as NSCLC patients with EGFR mutations, ALK positive NSCLC patients, and NSCLC patients progressing on RAS inhibitors. Data on REQORSA’s effects in EGFR resistant cancer cells also served as the basis for the receipt from the FDA in January 2020 of our first Fast Track Designation. This FDA Fast Track Designation is for use of the combination of REQORSA with Tagrisso for the treatment of NSCLC patients with EGFR mutations whose tumors progressed on treatment with Tagrisso.

Preclinical data also have shown that REQORSA enhances the immune response to cancer. Data from preclinical studies at MD Anderson have shown a therapeutic benefit from the combination of TUSC2 and anti-PD-1 antibody or anti-PD-L1 antibody and a key role for TUSC2 in regulating immune cell subpopulations including cytokines, NK cells, and T lymphocytes. In addition, TUSC2 has been found to down-regulate PD-L1 on the surface of cancer cells. These data, along with our previous preclinical and clinical data, provided the basis for the receipt from the FDA in December 2021 of our second Fast Track Designation. In granting this Fast Track Designation, the FDA found that REQORSA has the potential to provide a benefit over existing therapies for patients whose tumors progress on Keytruda. This FDA Fast Track Designation is for use of the combination of REQORSA with Keytruda for the treatment of NSCLC patients whose tumors progressed after treatment with Keytruda. Although the Acclaim-2 study in patients progressing on Keytruda containing regimens has been closed due to, among other factors, slow enrollment, we continue to believe that this combination could be beneficial.

Our study in SCLC builds on the preclinical data showing that REQORSA enhances the immune response to cancer, and that the combination of REQORSA and immune checkpoint inhibitors demonstrates a significant benefit over immune checkpoint inhibitors alone.  Immune checkpoint inhibitors, such as Tecentriq, have recently been approved for use in ES-SCLC.  Tecentriq, for instance, is used in combination with the chemotherapy drugs carboplatin and etoposide for 4 cycles of therapy, and then Tecentriq is administered alone as maintenance therapy until disease progression.  Unfortunately, this is a relatively short time since the median PFS after starting maintenance therapy is 2.6 months. Our goal with combining REQORSA and Tecentriq as maintenance therapy is to prolong PFS and survival of ES-SCLC patients.  In June 2023, the FDA granted our third Fast Track Designation. In granting this Fast Track Designation, the FDA found that REQORSA has the potential to provide a benefit over existing therapies for patients with ES-SCLC.  This FDA Fast Track Designation is for the use of the combination of REQORSA with Tecentriq as maintenance therapy in patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment.  In August 2023, the FDA also granted Orphan Drug Designation to REQORSA for the treatment of SCLC.

Preclinical studies by MD Anderson researchers have included combining REQORSA with:

●	the EGFR TKI gefitinib (marketed as Iressa® by AstraZeneca Pharmaceuticals) in animals and in human NSCLC cells;
●	third generation EGFR TKIs such as osimertinib (marketed as Tagrisso® by AstraZeneca Pharmaceuticals);
●	MK2206 in animals (MK2206 is an inhibitor of AKT kinases, which affect cell signaling pathways downstream from tyrosine kinases);
●	the anti-PD-1 antibody pembrolizumab (the checkpoint inhibitor marketed as Keytruda® by Merck & Co.) in animals;
●	the anti-PD-1 antibody nivolumab (the checkpoint inhibitor marketed as Opdivo® by Bristol-Myers Squibb Company) in animals;
●	the anti-CTLA4 antibody ipilimumab (marketed as Yervoy® by Bristol-Myers Squibb Company) in animals; and
●	the anti-PD-L1 antibody atezolizumab (marketed as Tecentriq by Genentech/Roche) in animals.

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

Acclaim-1

As described above, in January 2020, we received Fast Track Designation from the FDA for use of REQORSA in combination with TKI Tagrisso for the treatment of NSCLC patients with EGFR mutations whose tumors progressed on treatment with Tagrisso.

We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial, an open-label, dose-escalation and clinical response study of REQORSA in combination with Tagrisso in patients with advanced, EGFR-mutant, metastatic non-small-cell lung cancer progressing on treatment with Tagrisso or Tagrisso-containing regimens. Patients must have histologically confirmed unresectable stage III or IV EGFR-positive NSCLC (any histology) with:

●	radiological progression on Tagrisso (third generation EGFR-TKI) or Tagrisso-containing regimens; and
●	ECOG performance status of 0 to 1.

We enrolled 12 patients in the completed Phase 1 dose escalation portion of the Acclaim-1 study and estimate that the Phase 2a expansion portion will enroll approximately 33 patients in one cohort (all of whom have progressed on Tagrisso or Tagrisso-containing regimens), and the randomized Phase 2b portion will enroll approximately 74 patients. Starting with the Phase 2a expansion portion of the study, all patients receiving REQORSA in this study are required to submit an archival biopsy specimen that can be evaluated for TUSC2 expression. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, we decided to limit our enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that both of the patients with markedly prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, we amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens in the Phase 2a expansion portion of the study. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study.  We expect to enroll patients at approximately 10-15 U.S. clinical sites for the Acclaim-1 study. We opened the Phase 2a expansion portion of the Acclaim-1 study and enrolled and dosed the first patient in January 2024. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study by the end of 2025 and expect the interim analysis in the first half of 2026. Patients enrolled in the Phase 2b portion of the study will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy.  Patients will be treated until disease progression or unacceptable toxicity is experienced.

The primary endpoint of the Phase 1 portion of the Acclaim-1 study was to determine a dose with DLT or, if DLT was not experienced, to determine the randomized RP2D.  Since no DLTs were experienced in Phase 1, the 0.12 mg/kg dose of REQORSA was determined to be the RP2D. The primary endpoint of the Phase 2a expansion portion is overall response rate (ORR). The primary endpoint of the Phase 2b randomized portion of the trial is PFS which is defined as time from randomization to disease progression) or death. Patients will also be followed for survival.

In October 2023, one of our clinical collaborators presented a poster presentation at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics detailing the Phase 1 results of the Acclaim-1 study. While the Phase 1 portion of the Acclaim-1 study was designed primarily to assess safety, we believe promising efficacy results were also observed.  The reported results showed no DLTs, established a RP2D of 0.12 mg/kg (the highest dose level administered in the trial) and provided data showing early efficacy of REQORSA in combination with Tagrisso.  Of the 12 patients treated with escalating doses of REQORSA and standard doses of Tagrisso, all of whom had progressed on Tagrisso containing regimens, three patients had experienced prolonged time to progression, including one with continuing partial response. Specifically, one patient at the 0.06 mg/kg dose level, previously treated with carboplatin, pemetrexed, and Tagrisso, had a partial remission by investigator evaluation and treatment is now ongoing in the trial after 47 cycles, which is approximately 35 months. A second patient at the 0.12 mg/kg dose level who was previously treated with cisplatin, pemetrexed, carboplatin, and Tagrisso had stable disease and received 32 cycles, or approximately 24 months before disease progression occurred. And a third patient who was at the 0.09 mg/kg dose level, previously treated with Tagrisso, had stable disease and received 14 cycles, over approximately 10 months before disease progression occurred. The extended PFS of each of these patients is consistent with long-term PFS seen in several patients in prior early stage clinical trials of REQORSA and is not expected with treatment with Tagrisso alone after progression on Tagrisso containing regimens. REQORSA administration was generally well tolerated and there were no DLTs. The administration was associated with a delayed infusion-related reaction with symptoms such as muscle aches, fever and chills in some patients, which we believe is similar to reactions seen with the administration of antibodies routinely used in oncology treatment. This was managed with prophylactic steroids, acetaminophen and diphenhydramine, and symptoms were not increased, and in most cases decreased, with repeat cycles.  We believe this new mechanism and novel approach targeting lung cancer, which comes with a strong safety profile and early signs of efficacy, is paving new ground in the fight against lung cancer.

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

Based on these results, we started our Phase 1/2 Acclaim-2 clinical trial, an open-label, dose-escalation and clinical response study of REQORSA in combination with Keytruda in patients with advanced, metastatic non-small-cell lung cancer who have progressed after treatment with Keytruda. However, as previously announced in August 2024, Genprex has ceased enrollment in the Acclaim-2 trial. Enrollment was slow, due to competition with many other clinical trials for the same patient population, which led to the decision to end enrollment in the trial.  Study closure activities are in progress.  Although the Acclaim-2 study in patients progressing on Keytruda containing regimens has been closed due to, among other factors, slow enrollment, we continue to believe that this combination could be beneficial.

Acclaim-3

In June 2023, the FDA granted Fast Track Designation for the Acclaim-3 treatment combination of REQORSA and Tecentriq as maintenance therapy for patients with ES-SCLC who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. In August 2023, the FDA granted Orphan Drug Designation to REQORSA for the treatment of SCLC.  We have completed enrollment in the Phase 1 portion of the Acclaim-3 study and are currently enrolling patients in the Phase 2 portion of the study. Patients in the study will be enrolled after receiving initial treatment with 3-4 cycles of carboplatin, etoposide, and Tecentriq, and achieving complete response, partial response or stable disease. They will then receive treatment with REQORSA and Tecentriq as maintenance therapy every 21 days until disease progression. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced.

In January 2024, we opened the Phase 1 portion of the Acclaim-3 study for enrollment and added multiple clinical sites through our collaboration with a large network of integrated, community-based oncology practices. The Phase 1 dose escalation portion of the trial was completed by the end of 2024. The primary endpoint of the Phase 1 escalation portion was to determine the MTD or RP2D. The Phase 1 portion of the trial had no DLTs, and therefore in December 2024, we announced that the Acclaim-3 SRC recommended that the RP2D be 0.12 mg/kg, which was the highest dose level delivered in the Phase 1 portion of the trial.  We previously reported the first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial had a partial remission, which is defined as at least a thirty percent (30%) decrease in tumor size, from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy. A CT scan performed after four cycles of maintenance therapy (three months), confirmed that the patient had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at that time.  Another patient in the Phase 1 dose escalation portion of the Acclaim-3 trial had a twenty-three percent (23%) decrease in tumor size from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  This 23% decrease was maintained thru the CT scan performed after four cycles of maintenance therapy, and the patient continues to receive study therapy to date.  As the maintenance therapy consists of REQORSA and Tecentriq, and the patients have already received four cycles of Tecentriq during induction therapy and thus responses to Tecentriq would likely have occurred earlier, the Company believes these data suggest that REQORSA may be providing clinical benefit.

We are currently enrolling and treating patients in the Phase 2 expansion portion of our Phase 1/2 Acclaim-3 clinical trial. We now anticipate enrolling approximately 50 patients at approximately 10 to 15 U.S. clinical sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. We expect to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the second half of 2025.

ONC-001: REQORSA® Phase 1 Monotherapy Trial (completed)

In 2012, MD Anderson researchers completed a Phase 1 clinical trial of REQORSA as a monotherapy (the “Phase 1 Monotherapy Trial”) in patients with advanced NSCLC with disease progression at study entry. The primary objective of the REQORSA Monotherapy Trial was to assess the toxicity of REQORSA administered intravenously and to determine the MTD and RP2D of REQORSA alone. Secondary objectives were to assess the expression of TUSC2 following intravenous delivery of REQORSA in tumor biopsies and also to assess the anticancer activity of REQORSA. This trial showed that REQORSA was well tolerated and established the single-agent MTD and the therapeutic dosage for REQORSA at 0.06 mg/kg administered every 21 days. This MTD was established based on the occurrence of an asymptomatic, Grade 3 laboratory abnormality (hypophosphatemia) in 2 patients.  Based on the present adverse event scales used in 2025, that laboratory abnormality would be classified as Grade 2.  The definition of MTD used in the monotherapy trial was met based on this earlier version of the adverse event scale; however, with this new grading it is not clear that the MTD determined in this study is an accurate MTD for quaratusugene ozeplasmid, and in the ONC-003 and ONC-005 studies the RP2D was determined to be twice this dose.  Although this trial was not designed to show changes in outcomes, a halt in cancer growth was observed in a number of patients, and tumor regressions occurred in primary lung tumors and metastatic cancers in the liver, pancreas, and lymph nodes. In addition, pre- and post-treatment patient biopsies demonstrated that intravenous REQORSA selectively and preferentially targeted patient’s cancer cells and suggested that clinical anti-cancer activity was mediated by increased expression of TUSC2 in the cancer cells.

In the Phase 1 Monotherapy Trial, REQORSA was administered intravenously to stage IV (metastatic) lung cancer patients who had received traditional platinum combination chemotherapy but had tumor progression at the time of entry into the study. Thirty-one subjects were treated at six dose levels. Seventy percent of subjects had received two or more prior chemotherapy regimens. The only serious adverse events were grade 3 fever (experienced by three patients) and grade 3 hypotension (experienced by 1 patient). The only dose-limiting toxicities were two episodes of transient grade 3 hypophosphatemia (abnormally low levels of phosphate in the blood) resulting in an MTD of 0.06 mg/kg. Five patients, or 22% of the 23 evaluable patients, achieved disease control for periods ranging from 2.6 months to 10.8 months. The median disease control period for these patients was 5.0 months (95% CI: 2.0-7.6). Median survival for all subjects in the Phase 1 Monotherapy Trial was 8.3 months (95% CI 6.0-10.5 months) and mean survival time was 13.2 months (95%CI 8.9-7.5 months) with a range of two to 23+ months.

Two subjects had reductions in primary tumor size of 14% and 26%. One subject with stable disease, a 54-year-old female with a large cell neuroendocrine carcinoma who received 12 cycles of REQORSA therapy before having disease progression, had evidence of a durable metabolic response, which is a lasting reduction of metabolic activity in the tumor, as shown by positron emission tomography (“PET”) imaging. The response was documented with PET scans performed after the second, fourth and sixth doses, all showing markedly decreased metabolic activity in the tumor with no changes in size or number of metastases by computed tomography (“CT”) imaging. The illustration below is of the PET scan of this subject performed at baseline (Illustration A) and after the fourth dose (Illustration B). This subject had received six prior chemotherapy regimens. Prior to entry in the Phase 1 Monotherapy Trial, two hepatic metastases were progressing on gemcitabine. The subject also had a metastasis in the head of the pancreas and a peripancreatic lymph node, shown by the arrows in the illustration below. Illustration A shows the pretreatment PET scan. Illustration B shows the post treatment PET scan performed 20 days following the fourth dose of REQORSA. All scans were performed within a 60 to 90 minute window after injection.

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

Preclinical Studies of TUSC2 in the Immune Response to Cancer Supporting Our Conduct of Acclaim-2

Preclinical studies indicate that REQORSA is selectively taken up by tumor cells with a 10 to 33 fold differential favoring uptake by tumor cells, thus imparting a passive targeting property without the need to attach targeting ligands.  REQORSA targeting is partly due to the attraction of opposite charges (REQORSA has a positive charge, normal cells no charge, and most cancer cells have a negative charge), and partly due to increased endocytosis by tumor cells, and is enhanced by the leakiness that is characteristic of tumor vasculature compared to normal vasculature.

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

Epidemiology of Diabetes. According to the U.S. Center for Disease Control as of 2024, 38.4 million Americans, or approximately 11.6% of the U.S. population, have diabetes. It is also believed that more than 97 million Americans aged 18 years or older have prediabetes. In 2021, approximately 537 million adults (20-79 years) worldwide were living with diabetes, and the total number of people living with diabetes is projected to rise to 643 million by 2030 and 783 million in 2045.  Also in 2021, diabetes caused more than 6.7 million deaths globally and diabetes resulted in approximately $966 billion dollars in health expenditures, a 316% increase over the preceding fifteen years.

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

GPX-002

As further described in the “Licenses and Research Collaborations” section below, we have exclusively licensed from the University of Pittsburgh multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an AAV vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct.  In humans, we believe this can be done with a routine endoscopy procedure, called endoscopic retrograde cholangiopancreatography (ERCP). Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an IND application and initiate first-in-human studies. As a result of the FDA’s response, we decided to continue with our planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which we believe we would be poised to seek further regulatory guidance from the FDA on IND-enabling studies in the second half of 2025.

In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with the University of Pittsburgh for the use of GPX-002 in a NHP model in Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from the University of Pittsburgh in July 2023, as amended and restated in the comprehensive New UP License Agreement in February 2025. These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.

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

NOD mice develop diabetes due to an immune attack that destroys the insulin producing beta cells in the pancreas. The figures below show that starting approximately a week after injection of the engineered AAV construct (labeled AAV8-PM) into the pancreatic duct the blood glucose level markedly improved in NOD mice. In addition, there is a significant increase in the mass of beta cells and beta-like cells that produce insulin. The improvement in glucose level normalization lasted approximately 4 months, which, according to the researchers could potentially translate to decades in humans. Importantly, comparison to the effect of syngeneic islet transplants suggests that the beta-like cells generated in these experiments are recognized poorly by the immune system, as NOD mice given syngeneic islet transplants became hyperglycemic a median of 17 days after treatment compared to the 4 months of glucose control generated in these experiments.

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

We believe these data in NHPs demonstrate the potential for this gene therapy treatment to eliminate the need for insulin replacement therapy for Type 1 and Type 2 diabetic patients. We have also initiated research on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

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

Researchers at MD Anderson have collaborated with other researchers to identify other genes, such as those in the 3p21.3 chromosomal region, which may act as tumor suppressors or have other cancer fighting functions. We hold rights to certain of these genes under license agreements with MD Anderson. Data from preclinical studies performed by MD Anderson researchers and others suggest that TUSC2, the active agent in REQORSA, could be effective against other types of cancer, including glioblastoma, mesothelioma, head and neck, breast (including triple-negative breast cancer), renal cell (kidney), thyroid, and soft tissue sarcoma, as well as NSCLC and SCLC. Therefore, the ONCOPREX Delivery System may allow delivery of a number of cancer fighting genes, alone or in combination with other cancer therapies, to combat multiple types of cancer.

Preclinical Studies with Other Tumor Suppressor Genes

In addition, we have identified internally other tumor suppressor genes on which we have filed for intellectual property protection. NPRL2, a tumor suppressor gene, is often reduced in NSCLC. The restoration of NPRL2 activates cell cycle arrest and apoptosis. Genprex research collaborators presented additional research findings on NPRL2, the second tumor suppressor gene enabled by the ONCOPREX Delivery System, at the 2024 AACR meeting.

Our researchers investigated the anti-tumor immune responses to NPRL2 gene therapy in NSCLC cells with KRAS/STK11 co-mutations. The KRAS/STK11 co-mutation is associated with resistance to PD-1/PD-L1 inhibitors, such as Keytruda, and with poor overall survival in NSCLC patients. In the study, induced lung metastases in humanized mice were treated through intravenous injection of nanoparticles containing a plasmid with the NPRL2 gene, made with the ONCOPREX Delivery System, with or without Keytruda. The study found that the NPRL2 treatment decreased lung metastases but Keytruda alone had no effect. Additionally, a greater anti-tumor effect was seen in humanized compared to non-humanized mice, demonstrating that immune cells play a role in the effects of the NPRL2 nanoparticle therapy. Study findings suggest that NPRL2 gene therapy induces anti-tumor activity against KRAS/STK11 mutant tumors, which are resistant to many treatments, including Keytruda, through dendritic cell-mediated antigen presentation and cytotoxic immune cell activation.

Preclinical Studies with REQORSA in ALK+ NSCLC

Another abstract presented by our clinical collaborators at the 2024 AACR meeting supports further clinical study of REQORSA in Anaplastic Lymphoma Kinase (“ALK”)+ NSCLC, which are found in approximately 5% of patients with NSCLC. In this nonclinical study, TUSC2 expression in three ALK+ cell lines was evaluated before and after exposure to REQORSA, referred to as TUSC2 gene therapy in the abstract. Researchers in the University of Michigan Rogel Cancer Center Judith Tam ALK NSCLC research initiative found that overexpressing TUSC2 via REQORSA treatment in ALK+ lung cancer cell lines had the ability to inhibit colony formation by 50%, which indicates that REQORSA inhibits the growth of ALK+ cells. Researchers documented a strong pro-apoptotic response to TUSC2 expression (labeled QO in the figure where TUSC2 indicates transfection of TUSC2 expressing plasmid) in ALK+ NSCLC. The study found that the use of REQORSA to overexpress TUSC2 in ALK+ NSCLC cell lines was effective in decreasing cell growth and proliferation through the activation of apoptotic pathways. The findings suggest REQORSA therapy may be a potential therapy for ALK+ NSCLC and the researchers believe the results support further clinical study of REQORSA as an anti-ALK NSCLC treatment strategy. In October 2024, we entered into a sponsored research agreement with the University of Michigan Rogel Cancer Center to study TUSC2 in combination with ALK-inhibitors in ALK-EML4 positive translocated lung cancer mouse models. We also announced at that time our collaboration with ALK Positive, a non-profit patient-driven research organization dedicated to improving the life expectancy and quality of life for ALK+ lung cancer patients.  As a part of this collaboration, both Genprex and ALK Positive will share the cost of the sponsored research agreement with the University of Michigan Rogel Cancer Center.  In November 2024, we entered into an exclusive license agreement with the University of Michigan, which granted us a worldwide, exclusive license to the University of Michigan’s patent rights in a pending patent application relating to REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer.

Preclinical Studies with REQORSA in Mesothelioma

Malignant Pleural Mesothelioma (“MPM”) is a rare, highly aggressive, asbestos-associated cancer with a median survival of 10-12 months. At least one of the normal two copies of the TUSC2 gene is absent in 36% of MPM.  We and our research collaborators at New York University Langone Health are investigating whether TUSC2 transfection could modulate MPM aggressive properties, and Genprex has supported these studies with a sponsored research agreement. At the EORTC-NCI-AACR symposium in October 2024, our research collaborators delivered a poster presentation that demonstrated that REQORSA treatment resulted in significant decrease in cell proliferation, cell invasion, and a significant increase in cell apoptosis in four MPM cell lines.  The four MPM cell lines and the non-malignant tert-transformed mesothelial LP9 cell line were treated with REQORSA and control liposomes for 48 hours. Treated cells were then evaluated for TUSC2 expression by semi quantitative RTPCR, Western blot analysis, and functional assays including cell proliferation, invasion, and apoptosis.  RTPCR and Western blot analysis documented the successful expression of TUSC2 in all five cell lines.  With REQORSA treatment, there was a marked decrease in cell proliferation and cell invasion in the 4 MPM cell lines, but not in the non-malignant LP9 cells.  With REQORSA treatment (Quar Oze in the figure), there was also a marked increase in apoptosis in the 4 MPM cell lines, but not in the non-malignant LP9 cells (See figure below).  Our collaborators concluded that the potent tumor-suppressive activity of the TUSC2 gene delivered by REQORSA could serve as a potential therapeutic strategy for the treatment of MPM.

Preclinical Studies with REQORSA in Ras Inhibitor Resistant NSCLC

Acquired resistance (“AR”) to sotorasib, the first FDA-approved KRASi, poses a significant challenge in the treatment of KRASG12C mutant NSCLC. Despite an initial response rate of up to 40%, research indicates that patients invariably develop resistance, necessitating alternative therapeutic strategies. In data presented at the October 2024 EORTC-NCI-AACR symposium, Genprex collaborators at MD Anderson demonstrated research that TUSC2 transfection and REQORSA treatment effectively overcomes sotorasib AR in KRAS-G12C mutant NSCLC in vitro and in vivo models.

Sotorasib-resistant cell lines and sotorasib-resistant patient derived xenografts (“PDX”) in mice were generated. TUSC2 transfection significantly reduced colony formation in two AR cell lines. Transfection of cell lines with TUSC2 also markedly increased apoptosis in AR cells. REQORSA  alone exhibited significantly strong antitumor effect on PDXs where sotorasib showed no significant antitumor activity. To further evaluate the antitumor immune responses, immune-competent humanized-NSG mice were generated to produce mice with human immune cells. REQORSA (labeled TUSC2 in the figure below) was found to overcome AR resistance by inducing antitumor immunity to PDXs in a humanized mouse model.  The collaborators concluded that REQORSA therapy, alone or in combination with sotorasib, induced apoptosis, inhibited colony formation, and showed significant antitumor efficacy in KRAS-G12C mutant acquired resistant cell lines and PDX tumors, and thus could potentially be a treatment for sotorasib resistant KRAS-G12C NSCLC.

Preclinical Studies with REQORSA in Glioblastoma

Glioblastoma (“GBM”) is the most common and deadliest primary brain tumor in adults and is associated with a poor prognosis. Genprex collaborators used patient-derived GBM cell lines and patient-derived glioma stem cell (“PD-GSC”) lines to evaluate the effects of REQORSA on GBM in data presented at the 2024 EORTC-NCI-AACR symposium. Research indicates that REQORSA treatment significantly reduced GBM cell viability. REQORSA also strongly suppressed the glioma stem cell population that is highly resistant to therapy (see figure below) and REQORSA induced significant apoptosis in GBM and PD-GSC cells. Since GBM cells are highly infiltrative, GBM cell migration was evaluated. The migration assay results demonstrated that REQORSA suppressed GBM cell migration independent of its ability to suppress cell viability. The collaborators concluded that REQORSA demonstrated promising in vitro efficacy in GBM and PD-GSCs, and that these studies merited additional work on REQORSA’s effects on GBM.

Diabetes

In September 2024, we announced that we were considering various strategic alternatives and  opportunities to enhance stockholder value, including evaluating ways to optimize our clinical and research programs and operational strategies, such as our intention to potentially transfer our diabetes clinical development program and our diabetes gene therapy assets into a new, initially wholly-owned subsidiary. In connection with this intended separation of the diabetes clinical development program, on February 18, 2025, the Company announced that it had formed a wholly-owned subsidiary, Convergen Biotech, Inc. (“Convergen”), to implement this initial step of the reorganization and facilitate the separation of the diabetes program. Convergen will focus on developing and commercializing GPX-002.  The Company will retain its oncology clinical development programs and other oncology pipeline assets.

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

For our diabetes program, which is an earlier stage program than our oncology program, the technology transfer associated with the manufacture of our GPX-002 construct to an appropriate integrated network of CDMOs and other vendors from our academic collaborators at University of Pittsburgh has been successfully completed. Novel advanced technologies were incorporated in these processes to optimize the plasmid construct to increase stability of expression and modify the backbone to align with other plasmids used for AAV products. The new plasmid was cloned, purified, and manufactured and is currently being used in the manufacture of AAV.  GPX-002 involves the delivery of the Pdx1 and MafA genes into the pancreas via the pancreatic duct utilizing an AAV vector.  The Company also recently entered into a strategic collaboration with a CDMO to research an alternative second generation approach using a non-viral lipid nanoparticle delivery of our diabetes gene therapy drug candidate, which could allow for potential re-dosing patients to optimize treatment.

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

As further described in the “Licenses and Research Collaborations” section below, we hold a worldwide, exclusive license from MD Anderson to patents covering the therapeutic use of TUSC2 and other genes that have been shown to have cancer fighting properties, including 12 issued patents and 12 pending patent applications for technologies developed at MD Anderson and The University of Texas Southwestern Medical Center. These patents comprise various therapeutic, diagnostic, technical and processing claims relating to REQORSA and our ONCOPREX Delivery System. We expect these patents and patent applications, if issued, to expire from 2025 to 2038. The rights we have obtained pursuant to our license agreement with MD Anderson are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. As further described in the “Licenses and Research Collaborations” section below, we also hold worldwide, exclusive licenses to an issued patent and 10 pending patent applications for diabetes technologies developed at the University of Pittsburgh. We expect these patents and patent applications, if issued, to expire from 2035 to 2044.  As further described in the “Licenses and Research Collaborations” section below, we also hold a worldwide, exclusive license from the University of Michigan to their patent rights in a co-owned pending patent application relating to REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer.  We currently expect this patent application, if issued, to expire in 2045. We also are prosecuting 8 patent applications relating to various oncology targets in our discovery program, one of which is the application co-owned with the University of Michigan. In addition, for certain of our product candidates we also expect to have further exclusivity in the form of data and marketing exclusivity under pharmaceutical regulatory laws, including for example, potentially up to 12 years of exclusivity from the date of first BLA approval of our product candidates.  For a further description and discussion of these laws, exclusivities and their regulatory background, please see the “Business – Government Regulation” section below in this Part I, Item 1 of this Annual Report.

We also have received trademark registrations for the trademarks GENPREX, REQORSA, and ONCOPREX and we have a pending application for the trademark CONVERGEN. For a discussion of the challenges we face in obtaining or maintaining patent, trademark and/or trade secret protection, please see the risk factors under the heading “Risks Related to Our Intellectual Property” in Part I, Item 1A of this Annual Report.

Licenses and Research Collaborations

Agreements with MD Anderson

Our ONCOPREX and REQORSA technologies are exclusively licensed pursuant to a Patent and Technology License Agreement dated July 20, 1994, with MD Anderson, as amended on September 1, 1996, August 11, 1997, July 31, 1994 and October 4, 2001 (collectively, the “1994 MD Anderson License Agreement”), between MD Anderson and Introgen Therapeutics, Inc. (f/k/a Intron Therapeutics, Inc.) (“Introgen”).

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

Pursuant to a Technology Sublicense Agreement dated March 7, 2007 (“Sublicense Agreement”), Introgen sublicensed its rights under the 1994 MD Anderson License Agreement to Introgen Research Institute, Inc. (“IRI”). IRI is a Texas-based technology company formed by Rodney Varner, who prior to his passing in May 2024, was our President and Chairman of the Board and IRI’s sole officer. IRI is owned by trusts of which Mr. Varner’s descendants are the sole beneficiaries.

Pursuant to an Assignment and Collaboration Agreement dated April 13, 2009 (“IRI Collaboration Agreement”), IRI assigned its rights under the Sublicense Agreement to us, and we granted to IRI a non-exclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the 1994 MD Anderson License Agreement, including ongoing patent related expenses and royalty obligations.

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

At the time that we entered into the 2011 IRI Collaboration Agreement, Mr. Varner was not an officer or director of Genprex, but he was deemed to be an “affiliate” of the Company due to his beneficial ownership at that time of approximately 39% of our issued and outstanding shares. At the time we acquired the ONCOPREX and REQORSA technologies under the 2009 IRI Collaboration Agreement, they were the subject of the Phase 1 Monotherapy Trial. We completed the Phase 1 Monotherapy Trial and did substantial process development, manufacturing and regulatory work necessary to bring the technologies into a Phase 1/2 combination trial.

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

On May 4, 2020 (the “MD Effective Date”), we entered into a Patent and Technology License Agreement with MD Anderson, as amended on March 3, 2021 (collectively, the “2020 License Agreement” and together with the 1994 MD Anderson License Agreement, collectively, the “MD Anderson License Agreements”).  Pursuant to the 2020 License Agreement, MD Anderson granted us a worldwide, exclusive, sublicensable, royalty-bearing license to certain licensed intellectual property and technology, including, without limitation, use of chemotherapy in combination with TUSC2 therapy and methods for treating cancer by administration of a TUSC2 in conjunction with EGFR inhibitors or other anti-cancer therapies in patients that are expected to be responsive to TUSC2 therapy (collectively, the “Licensed IP”), to manufacture, use, commercialize, seller, offer for sale and import licensed products related to the treatment of cancer using TUSC2 therapy in combination with certain immunotherapies (the “Licensed Products”). In consideration for our use of the Licensed IP, we are required to make certain payments to MD Anderson, including, without limitation, an upfront license fee as well as a fee paid to amend the agreement, annual maintenance fees ranging from the low five figures to low six figures, milestone payments aggregating up to a maximum of $6,150,000, low single digit royalty payments to low double digits royalty payments with lower net sales being subject to lower royalty payments, and minimum annual royalties after the first sale in a low six figure amount. In addition, we shall be required to reimburse MD Anderson for certain patent expenses. The 2020 License Agreement will expire on the later to occur of (a) the expiration of all patents issued under the Licensed IP and the cancellation, withdrawal, or express abandonment of all patent applications under the Licensed IP, or (b) 30 years after the MD Effective Date, unless earlier terminated pursuant to the terms thereof.

See also “Note 7 – Commitments and Contingencies” to our financial statements included in this Annual Report on Form 10-K.

License Agreement with P53, Inc.

On February 26, 2010, IRI and P53, Inc., which subsequently changed its name to MultiVir Inc. (“P53”), entered into a Technology License Agreement (“P53 License Agreement”) pursuant to which IRI granted to P53 a worldwide, exclusive license under certain patents related to the ONCOPREX Delivery System that we are now using for the delivery of TUSC2, but only for P53’s use in gene therapy products in which the sole active genes are P53 and MDA-7. As a result of the 2009 IRI Collaboration Agreement, we are the licensor under the P53 License Agreement.

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

License Agreement with the Regents of the University of Michigan

On November 11, 2024, the Company and the Regents of the University of Michigan (“UM”) entered into a Patent License Agreement (“UM License Agreement”), which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer (collectively, the “UM Licensed Products”). As consideration for the UM License Agreement, Genprex agreed to pay UM an initial license issue fee, running low single digit percentage royalties, minimum annual royalties in a fixed cash amount, a tiered double digit percentage share of non-royalty sublicense income, and certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones. Genprex will use commercially reasonable efforts to bring the UM Licensed Products to market as soon as practicable, and continue active marketing efforts for the Licensed Products throughout the term of the UM License Agreement, and to achieve certain milestones within specified time periods. Genprex has agreed to submit semi-annual progress reports to UM including reports of manufacturing, sales and sublicense activities to UM.

License Agreement with University of Pittsburgh - Of the Commonwealth System of Higher Education

As noted above, on February 17, 2025, the Company and UP entered into an amended and restated Exclusive License Agreement (the “New UP License Agreement”), which updates and consolidates into a single agreement the Prior License Agreements (as defined below). The New UP License Agreement effectuates the termination of, and amends, restates, replaces and supersedes the prior license agreements between Genprex and UP, except that the Company’s prior license from UP dated November 22, 2022, which covered the macrophage technology is being terminated in its entirety and is not incorporated into or covered by the New UP License Agreement. The New UP License Agreement authorizes Genprex (including any affiliate of Genprex) to make, have made, use and sell the Licensed Technology and to practice under the patent rights in the field of diabetes therapy. Genprex will use its best efforts to bring the Licensed Technology to market as soon as practicable, and continue active marketing efforts for the Licensed Technology throughout the term of the New UP License Agreement, and to achieve certain milestones within specified time periods. Genprex has agreed to submit annual progress reports to UP and, quarterly reports of manufacturing, sales and sublicense activities to UP.

UP has reserved the royalty-free, nonexclusive right to practice the patent rights and know-how and to use the Licensed Technology for non-commercial education and research purposes, and Genprex has agreed to sell products and/or services resulting from Licensed Technology to UP and its affiliates upon request at the price and terms as are made available to Genprex’s most favored customer. The licenses granted to Genprex under the New UP License Agreement are subject to the rights of the U.S. government, which may have acquired a nonexclusive, nontransferable, paid up license to practice or have practiced for or on behalf of the United States the inventions described in the patent rights throughout the world. As consideration for the New UP License Agreement, Genprex agreed to pay UP an initial license fee, annual maintenance fees, running low single digit percentage royalties, minimum annual royalties in a fixed cash amount, a low double digit percentage share of non-royalty sublicense income, and certain milestone payments up to an aggregate of approximately $4,825,000, as well as patent prosecution expenses incurred prior to and after the effective date of the New UP License Agreement.

The New UP License Agreement remains in effect until the later of 20 years after the first commercial sale of the Licensed Technology or the expiration of the last valid claim of the patents licensed under the New UP License Agreement. UP may terminate the agreement in the event of Genprex’s uncured default for thirty (30) days following notice thereof from UP, failure to achieve the specified milestones within the specified time period, or practice of the licensed patent rights or know-how outside the field of diabetes therapy, or if Genprex ceases to carry out its business, becomes bankrupt or insolvent, applies for or consents to the appointment of a trustee, receiver or liquidator of its assets or seeks relief under any law for the relief of debtors. Genprex may terminate the New UP License Agreement upon six months prior written notice to UP and payment of all amounts accrued or due to UP through the effective date of termination.

See also “Note 7 – Commitments and Contingencies” and “Note 10 – Subsequent Events” to our financial statements included in this Annual Report on Form 10-K.

Grants

Our technology discoveries and research and development programs have been the subject of numerous peer-reviewed publications and have been supported by Small Business Innovation Research ("SBIR") grants and grants from the National Institutes of Health ("NIH"), the United States Department of Treasury, and the State of Texas through its Texas Emerging Technology Fund. The rights we have obtained pursuant to our MD Anderson License Agreements are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. Our collaborators at University of Pittsburgh have also received grants from the NIH in connection with preclinical work on GPX-002 and so, the rights we have obtained pursuant to our New UP License Agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between the University of Pittsburgh and the U.S. government. The Trump Administration recently announced a 15% cap on the indirect cost portion of existing and future NIH grants. Generally, indirect costs average above 30% for NIH grant recipients and many are substantially higher. The 15% cap is being challenged in lawsuits and has been temporarily suspended. Changes in government funding for our collaborators may significantly impact their ability to conduct research.  We are monitoring and evaluating the situation.

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

Type 1 diabetes is an autoimmune disease that permanently destroys beta cells of the pancreatic islet leading to the body no longer having the ability to produce insulin. Type 2 diabetes, also known as adult onset diabetes, is a condition associated with developed resistance to insulin. There are a number of approved treatments and therapies to manage diabetes including insulin, insulin analogs, continuous glucose monitoring, novel approaches to administration such as insulin pens and insulin pumps, and preventative therapeutics. There are also cellular therapies that have the potential to provide allogeneic beta cells that secrete insulin. Any of these therapies may be more effective, cost-effective, or considered less invasive than ours.

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

Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”) at or servicing each institution or site at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of clinical trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent, which must be signed by each clinical trial patient or his or her legal representative, and must monitor the clinical trial until completed. Clinical trials involving biological product candidates also must be reviewed by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

Employees and Human Capital

As of March 15, 2025, we had 15 total employees, all of which were full-time. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees. Our employees are highly skilled, with many holding advanced degrees and having experience in drug development. We anticipate that the number of employees will remain approximately at this level throughout this year even as we progress our product pipeline.

We believe that our success depends in large part on our ability to attract and retain experienced and skilled employees. We endeavor to provide competitive compensation and benefits packages that reflect the highly competitive nature of our industry, as well as opportunities for professional development which are designed to attract, engage, retain and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and increase stockholder value. We employ a pay for performance philosophy. Annual salary increases, promotional opportunities, incentive bonuses and stock-based compensation awards are available to all employees and are based on merit and include individual and corporate performance factors, subject to available financing.

As a clinical stage gene therapy company focused on transforming the lives of patients battling cancer and diabetes, we are committed to providing an environment of mutual respect and equal opportunity. We value our talented and diverse workforce, which we believe contributes to our long-term success.  We take pride in supporting an open culture where we respect our colleagues, value their health and well-being and foster personal and professional growth and development. We believe that our business benefits from the different perspectives that our workforce brings.

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

We have proprietary rights to a number of trademarks, including GENPREX, ONCOPREX, CONVERGEN and REQORSA, that are used in this Annual Report on Form 10-K. Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are generally referred to without the ® or ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

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

●	We have a limited operating history and we expect a number of factors to cause our operating results to fluctuate on an annual basis, which may make it difficult to predict our future performance.
●	Our ability to utilize our net operating loss carryforwards may be limited, resulting in income taxes sooner than currently anticipated.

Risks Related to Development and Commercialization of Our Current and Future Product Candidates

●	Our success depends greatly on the success of our development of REQORSA for the treatment of NSCLC and SCLC, and our other product candidates, including GPX-002 for the treatment of diabetes.
●	The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges.
●	If we are unable to secure contract manufacturers with capabilities to produce the products that we require, we could experience delays in conducting our planned clinical trials.
●	Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our current and potential product candidates or adversely affect our ability to conduct our business or obtain regulatory approvals for our current and potential product candidates.
●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.
●	Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for REQORSA and other current or future product candidates.
●	Fast track designation of our products by FDA and designation under any other FDA expedited development program may not actually lead to a faster development or regulatory review or approval process, nor will it assure FDA approval of our product candidates.
●	We may not be able to obtain or maintain orphan drug designation or exclusivity for our product candidates.
●	A product candidate can fail at any stage of preclinical and clinical development.
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

●	Even if we obtain regulatory approval of our current and future product candidates, the products may not gain market acceptance among physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community.
●	REQORSA®, GPX-002, and other current or future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.
●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	We face risks related to health epidemics and outbreaks which could significantly disrupt our preclinical studies and clinical trials. Our business has previously been adversely affected by the coronavirus pandemic which delayed our clinical trials and disrupted our supply chain. Any future disease outbreak, epidemic or pandemic, could disrupt our clinical trials and supply chain and materially adversely affect our business and operations.
●	We face competition from other biotechnology and pharmaceutical companies, particularly those that are gene therapy companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

●	We cannot provide assurance that REQORSA, GPX-002, or any of our other current or future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market them.
●	Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory oversight.
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

●	Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our third party collaborators may rely on, which could negatively impact the development of our product candidates.
●	We rely, and expect to continue to rely, on third parties to distribute, manufacture and perform release testing for our current and future product candidates and other key materials and if such third parties do not carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approvals for our product candidates.
●	We have completed and may in the future complete related party transactions that were not and may not be conducted on an arm’s length basis.
●	Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

●

If we fail to comply with obligations pursuant to our license agreements, we could lose intellectual property and other rights that are important to our business; if we fail to obtain licenses to advance our research and development that may be required we may be unable to develop the affected product exclusively, on acceptable terms or at all.

●	The intellectual property rights we have licensed from MD Anderson and the University of Pittsburgh are subject to the rights of the U.S. government.
●	If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology and product candidates, our competitive position could be harmed.
●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.
●	Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property.
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

●	We have no intention of declaring dividends in the foreseeable future.
●	We will likely continue to incur increased costs and devote additional management time to public company reporting and compliance obligations as a result of exiting “emerging growth company” status.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
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

Some of these factors are outside of our control. Although we expect that our existing cash will be sufficient to fund our current operations and planned clinical trial activities into the second quarter of 2025, this period could be shortened if there are any significant increases in planned spending on current or additional development programs or more rapid progress of these development programs than anticipated. Furthermore, we believe that our existing capital will not be sufficient to enable us to complete the development and commercialization of REQORSA, GPX-002, and our other current or future product candidates. Accordingly, we expect that we will need to raise additional funds in the future.

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

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (“H.C. Wainwright” or the “Agent”) with respect to an at-the-market offering program under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the ATM Agreement, and also have provided the Agent with customary indemnification and contribution rights.  As of December 31, 2024, we had sold 7,684,953 Shares for net proceeds to us totaling $6,100,562 through the Agent under the ATM Agreement.  From January 1, 2025 through the date of filing of this Annual Report on Form 10-K, we have sold 13,278,666 Shares for net proceeds to us totaling $6,028,104 through the Agent under the ATM Agreement.

On March 21, 2024, we completed a registered direct offering, in which we sold to an institutional investor an aggregate of (i) 165,000 shares of our common stock, (ii) March 2024 Pre-Funded Warrants (the  “March 2024 Pre-Funded Warrants”) exercisable for up to an aggregate of 1,377,112 shares of our common stock, and (iii) common warrants (the  “March 2024 Common Warrants”) exercisable for up to an aggregate of 1,542,112 shares of our common stock. The offering price for each share of common stock and accompanying March 2024 Common Warrant was $4.215, and the offering price for each March 2024 Pre-Funded Warrant and accompanying March 2024 Common Warrant was $4.2149. The March 2024 Pre-Funded Warrants were exercisable immediately upon issuance at an exercise price of $0.0001 per share and expired when exercised in full. The March 2024 Common Warrants are exercisable immediately upon issuance at an exercise price of $4.09 per share and will expire in five years from the date of issuance. The Company received net proceeds of approximately $5.8 million after commissions and expenses, excluding any proceeds received from any exercise of the March 2024 Common Warrants. In connection with the offering, the Company also amended certain existing warrants to purchase up to an aggregate of 194,248 shares of common stock that were previously issued to investors in March 2023 and July 2023, with exercise prices of $44.00 and $35.40 per share and expiration dates of March 1, 2028 and July 21, 2028 for $0.125 per amended warrant, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of the March 2024 offering.  As of December 31, 2024, all of the 1,377,112 March 2024 Pre-Funded Warrants had been exercised for shares of common stock of the Company.

We may seek additional funding through a combination of equity offerings, drawdowns on our ATM pursuant to our ATM Agreement with H.C. Wainwright as Agent and/or through other third-party ATM agreements in the future, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, some of which may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. Any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our existing capital stock. In addition, the issuance of additional shares by us may cause the market price of our shares to decline and result in dilution to our stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

We have recognized recurring losses, and as of December 31, 2024, had an accumulated deficit of approximately $154.8 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect the cash and cash equivalents of approximately $1.6 million at December 31, 2024 to be insufficient to meet our operating and capital requirements at least 12 months from the filing of this Annual Report on Form 10-K. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to December 31, 2024, we incurred an accumulated deficit of approximately $154.8 million. We incurred net losses of approximately $21.1 million and approximately $31.0 million for the years ended December 31, 2024 and 2023, respectively.

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

●	potential side effects of our current and future product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
●	our ability to obtain additional funding to develop our current and future product candidates;
●	our identification and development of additional drug candidates beyond REQORSA, GPX-002, and our other current product candidates;
●	competition from existing products or new products that continue to emerge;
●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
●	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations (“CROs”);
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

As of December 31, 2024, we had federal net operating loss carryforwards (“NOLs”) of approximately $96.3 million for federal income tax purposes of which approximately $1.3 million will begin to expire in 2030 and approximately $86.6 million can be carried forward indefinitely. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

At this time, we are actively pursuing the development of REQORSA for NSCLC through our Acclaim-1 clinical trial and for SCLC through our Acclaim-3 clinical trial, which are both currently enrolling patients.  We are also pursuing the development of preclinical gene therapy GPX-002 for Type 1 and Type 2 diabetes, as well as earlier discovery programs. In particular, we are dependent on the success of REQORSA and GPX-002. We cannot provide you any assurance that we will be able to successfully advance REQORSA, GPX-002 or any of our other current or future product candidates through the development process, or that any development problems we experience in the future will not cause significant delays or unanticipated costs, or that such development problems can be solved. For example, as previously announced in August 2024, based on a number of factors, including enrollment challenges and delays due to competition for investigators and eligible patients with numerous other trials involving the same patient population, we decided to cease enrollment of new patients in the Acclaim-2 trial (which involved a combination of REQORSA and Merck & Co.’s Keytruda® (pembrolizumab) in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda) to prioritize our resources and focus on the other two Acclaim trials in SCLC and NSCLC, respectively. We may also experience delays in the development of a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, or developing or validating product release assays in a timely manner, which may prevent us from completing our clinical trials or commercializing our products on a timely or profitable basis, if at all. Immunotherapy, gene therapy and biopharmaceutical product development are highly speculative undertakings and involve a substantial degree of uncertainty. Because REQORSA, GPX-002 and our other current product candidates are based upon novel technology, it is difficult to predict whether, either as stand-alone therapies or in combination with other drugs, they will show consistently favorable results and to predict the time and cost of their development and of subsequently obtaining regulatory approval. We believe only a few gene therapy products have been approved in the United States or Europe. We have found it difficult to enroll patients in our clinical studies in the past, have experienced certain difficulties in enrolling patients in our current trials and may continue to find it difficult in the future, which could delay or prevent clinical studies of REQORSA or other current or future product candidates. Examples of such difficulties include the Acclaim-2 trial noted above and also for Acclaim-1, which as previously announced in August 2024, we decided to limit our enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy) due to slow enrollment, resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit. We may encounter other delays in our preclinical or clinical studies, or we may fail to demonstrate safety and efficacy to the satisfaction of FDA and other regulatory authorities. We may not be successful in our efforts to identify or discover additional product candidates, or to develop product candidates that we have identified.

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

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to change, including due to judicial challenges.

The U. S. biopharmaceutical industry is highly regulated and subject to frequent and substantial changes, including as a result of new judicial or government actions.  Legislative and regulatory agendas as they relate to the biopharmaceutical industry are currently uncertain.  Changes in the regulatory approval process, or substantial reductions in the personnel who oversee that process, could affect our ability to obtain regulatory approval for our product candidates or the timeline in which we can obtain that approval. We and our current and future third party collaborators may rely on government programs or agencies, such as the National Institutes for Health (“NIH”), as a source of grant funding for scientific research relevant to our product candidates.  Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable.   Reductions in NIH grants to us or our third party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates.  In addition, on June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (APA) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision could have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework may increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies could be subject to increased litigation and judicial scrutiny. We cannot predict how other future federal or state legislative or administrative changes relating to healthcare reform or the biopharmaceutical industry, or the regulatory agencies that oversee the biopharmaceutical industry, will affect our business.

If we are unable to secure contract manufacturers with capabilities to produce the products that we require, we could experience delays in conducting our planned clinical trials.

Manufacturing REQORSA involves several manufacturing steps. Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have transferred all of the steps of our manufacturing process to CDMOs and scaled-up clinical production in order to supply our Acclaim-1 and Acclaim-3 clinical trials. We also are preparing for commercial readiness for REQORSA through the development of an integrated supply chain network of manufacturing vendors and continue to work to identify cutting edge manufacturing technologies to optimize manufacturing processes and shelf life. With the advancement of the development of GPX-002, we also are working to optimize the manufacture of this product candidate and to source high quality and integrated vendors capable of producing it in accordance with GMP.  Although we have contracted with CDMOs to produce our products, no assurance can be given that such CDMOs will be able to continue to produce the products that we require. In addition, the tremendous growth in the gene therapy sector has created increasing demand for the services of CDMOs with gene therapy capabilities which may impact our ability to schedule production runs of our products or product components to meet our needs on a timely basis.  Furthermore, manufacturing gene-based therapies is complex and highly regulated and a CDMO with which we have contracted may fail to produce our products or product components timely or in accordance with our specifications or applicable regulations. We have experienced a variety of these challenges to varying degrees in connection with performance by our CDMOs, which have resulted in delays in our Acclaim clinical trials in the past. Additionally, our CDMOs may get acquired or change ownership structure, enter into new lines of business or depart existing lines of business, or go out of business altogether; all of which could require us to find new CDMOs and adversely affect our business. Changing our current or future contract manufacturers may be difficult and could be costly, which could result in our inability to manufacture our clinical product candidates and a delay in the development of our clinical product candidate. Further, in order to maintain our development timelines, any changes to, or the addition of a new, third-party contract manufacturers may result in our incurring higher costs to manufacture our clinical product candidates. Any delay in the availability of product supply or product component supply could result in a delay in our clinical trials, including our Acclaim-1 and Acclaim-3 clinical trials as well as the commencement of clinical trials for GPX-002.

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

If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, such as we have experienced with the Acclaim-2 clinical trial for example, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business.

Delays in the commencement, enrollment and completion of clinical trials could result in increased costs to us and delay or limit our ability to obtain regulatory approval for REQORSA and other current or future product candidates.

Clinical development is very expensive and can take many years. Delays in the commencement, enrollment and/or completion of our Acclaim-1 and Acclaim-3 clinical trials or any future clinical trials could increase our product development costs or delay or limit the regulatory approval of REQORSA or other product candidates. We have experienced delays in opening our clinical sites for our Acclaim-1 and Acclaim-2 trials in the past; for example, during the COVID-19 pandemic there was a delay due to a back-log in protocol review at the clinical trial sites and with Acclaim-2 due to competition for investigators and eligible patients with numerous other trials involving the same patient population. We do not know and cannot predict whether future trials or studies of other current or future product candidates, including later stages of our Acclaim trials, and any for GPX-002, will begin as planned, if at all, and we do not know and cannot predict whether our Acclaim-1 and Acclaim-3 clinical trials or any future trials or studies of other current or future product candidates will be completed on schedule, if at all. The start or end of a clinical study may be delayed or halted due to regulatory requirements, changes in the proposed regulatory approval pathway for a drug candidate, manufacturing challenges, including delays or shortages in available raw materials required to manufacture the drug product, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial, such as the Acclaim-2 program. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria, such as mutation of the EGFR which is required for the Acclaim-1 trial and is present in a minority of NSCLC patients. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, which include the age and condition of the patients and the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments and/or availability of other investigational treatment options for the relevant disease.  We have initiated our Acclaim-1 and Acclaim-3 clinical trials pursuant to an existing IND. We have previously filed with the FDA amendments to our IND consisting of an updated chemistry, manufacturing and controls section, and the protocol for the respective clinical trial. We cannot be sure that issues will not arise in the future in connection with potential subsequent amendments or otherwise that might result in the FDA imposing a clinical hold which could result in the delay of any of these clinical trials. For GPX-002 we have not yet filed an IND and cannot predict all of the challenges and issues that may arise in connection with the preparation and filing of an IND, or whether this IND will be filed at all.

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

We face risks related to health epidemics and outbreaks which could significantly disrupt our preclinical studies and clinical trials. Our business has previously been adversely affected by the coronavirus pandemic which delayed our clinical trials and disrupted our supply chain. Any future disease outbreak, epidemic or pandemic, could disrupt our clinical trials and supply chain and materially adversely affect our business and operations.

Disease outbreaks, epidemics and pandemics, such as we experienced previously with COVID-19, in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delays in our ability to obtain regulatory approvals of our product candidates, if at all. For example, patient enrollment and recruitment could be delayed due to local clinical trial site protocols designed to protect staff and patients from certain outbreaks, which could delay the expected timelines for data readouts of our preclinical studies and clinical trials. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. A future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects.

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

The impacts of a potential new epidemic or pandemic could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. This could disrupt our ability to operate our business, including producing drug product and administering our preclinical and clinical studies.  In addition, fluctuations in demand and other implications associated with such pandemic could result in certain supply chain constraints and challenges in the broader markets and economy generally, which could impact our business and supply sources, including our CDMOs.

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

Changes in the U.S. political and regulatory environment could affect availability of government funding that we or our third party collaborators may rely on, which could negatively impact the development of our product candidates.

We and our current and future third party collaborators may rely on government programs or agencies, such as the NIH, as a source of grant funding for scientific research relevant to our product candidates.  Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. For example, on February 7, 2025, the NIH issued Notice Number NOT-OD-25-068, a guidance document pronouncing that funding in NIH grants to cover certain indirect costs would be capped at 15% for existing and future grant recipients, a rate that is substantially lower than the existing rates.  Reductions in NIH grants to us and our third party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates.

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

Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have completed the technology transfer from MD Anderson to experienced commercial contract development and manufacturing organizations and have scaled-up clinical production of REQORSA appropriate for our Acclaim-1 and Acclaim-3 clinical trials. With the advancement of the development of GPX-002, we also are working to optimize the manufacture of this product candidate and to source high quality and integrated vendors capable of producing it in accordance with GMP.  No assurance can be given that such contract manufacturers will be able to, and will receive all approvals to, produce product sufficient for all of our clinical trial needs moving forward or for commercialization. Additionally, our contract manufacturers may get acquired or change ownership structure, enter into new lines of business or depart existing lines of business, or go out of business altogether; all of which could require us to find new contract manufacturers and adversely affect our business. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our contract manufacturers may be difficult and could be costly if we do make such a change, which could result in our inability to manufacture our product candidates and a delay in the development of our product candidates and their commercial sale, should they be approved. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our product candidates. There can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

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

IRI was controlled by Rodney Varner and IRI is currently owned by trusts for the benefit of Mr. Varner’s descendants. Mr. Varner, who prior to his passing in May 2024, was our President, Chief Executive Officer and Chairman of our board of directors; however, in 2009 and 2011, when the above referenced agreements between IRI and Genprex were entered into, Mr. Varner was neither a member of our board of directors nor an executive officer of Genprex. When the 2011 IRI Collaboration Agreement was entered into, Mr. Varner was deemed to be an “affiliate” of the Company due to his beneficial ownership of approximately 39% of our issued and outstanding shares at that time. Although we believe that these transactions were conducted on an arm’s length basis, it is possible that the terms were less favorable to us than they might have been in a transaction with an unrelated party.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

Disruptions to the global economy since the COVID-19 global pandemic commenced in 2020 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have experienced this impact most notably in the past in our manufacturing operations due to the delay in our ability to acquire raw materials for our drug product. This delay, and/or future delays, has the potential to impact the timing of the conduct of our clinical trials. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and locating redundant or comparable sources. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, including the threat and risk of potential cross-border tariffs, the potential adoption and expansion of trade restrictions or the occurrence of trade wars and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we fail to comply with obligations pursuant to our license agreements, we could lose intellectual property and other rights that are important to our business; if we fail to obtain licenses to advance our research and development that may be required we may be unable to develop the affected product exclusively, on acceptable terms or at all.

Pursuant to the 1994 MD Anderson License Agreement and subsequent Amendments thereto, as well as the 2020 MD Anderson License Agreement and subsequent Amendments thereto, we hold worldwide, exclusive license rights to certain inventions covering the therapeutic use of TUSC2 and other genes and polypeptides that have been shown to have cancer fighting properties, as well as a number of related technologies. In addition, pursuant to the New UP License Agreement, UP granted us a worldwide, exclusive license to certain licensed technology, and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. In addition, we expect to enter into additional license agreements in the future. Our existing and future license agreements may impose various payment and other obligations on us. If we fail to comply with our obligations under these agreements, our licensors may have the right to terminate our licenses, in which event we would not be able to market products covered by such licenses.

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

The intellectual property rights we have licensed from MD Anderson and the University of Pittsburgh are subject to the rights of the U.S. government.

The rights we have obtained pursuant to our license agreements with MD Anderson and UP are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between such institution and the U.S. government. Additionally, to the extent there is any conflict between our license agreement and applicable laws or regulations, applicable laws and regulations will prevail. Similarly, to the extent there is any conflict between our license agreement with one of these institutions and the institution’s funding agreement with the US government, the terms of the funding agreement will prevail. Some, and possibly all, of our licensed intellectual property rights have been developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or sublicensee to such inventions, to grant licenses to any of these inventions to a third party if the U.S. government determines that adequate steps have not been taken to commercialize the invention, that government action is necessary to meet public health or safety needs, that government action is necessary to meet requirements for public use under federal regulations, or the right to use or sell such inventions is exclusively licensed to an entity within the U.S. and substantially manufactured outside the U.S. without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the U.S.). The U.S. government also has the right to take title to these inventions if our licensors failed to disclose the invention to the government in a timely manner and/or failed to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Furthermore, certain inventions are subject to transfer restrictions during the term of these agreements and for a period thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

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

We have obtained trademark registrations in the United States for GENPREX, ONCOPREX and REQORSA, we have a pending application in the United States for the trademark CONVERGEN, and we may in the future have pending trademark applications in the United States and/or certain other countries. During trademark registration proceedings, our application may be rejected. Although we would be given an opportunity to respond to the rejection of a trademark application, we may be unable to overcome such rejection. In addition, with respect to the USPTO and comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademark, and our trademark may not survive such proceedings. Additionally, we may need to enforce our trademark rights against third parties and expend significant additional resources to enforce such rights against infringement. Moreover, any name we propose to use with our current and potential product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA.

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

As of March 15, 2025, we had 15 total employees, all of which were full-time. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our clinical trial management, product development, manufacturing, regulatory, and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. We may not be able to attract or retain qualified personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

As previously reported, our prior Chairman, President and Chief Executive Officer, Rodney Varner, passed away unexpectedly in May 2024 due to complications following his diagnosis of a cutaneous lymphoma in 2022. Mr. Confer has been serving as President, Chief Executive Officer and Chief Financial Officer since May 8, 2024 and will continue to serve as Chief Financial Officer until a successor has been identified for that role.

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

Our common stock is currently listed for trading on Nasdaq. On November 19, 2024, we received a notice from Nasdaq stating that we no longer comply with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing. We submitted a plan of compliance to Nasdaq on December 30, 2024. On February 11, 2025, Nasdaq notified us that that it granted an extension until March 31, 2025 to regain compliance with the minimum stockholders’ equity requirement, conditioned upon achievement of certain milestones included in the plan of compliance previously submitted to Nasdaq, including a plan to raise additional capital. If we fail to evidence compliance upon filing our periodic report for the quarterly period ending March 31, 2025 by May 15, 2025, we may be subject to delisting. If Nasdaq determines to delist our securities, we will have the right to appeal to a Nasdaq hearings panel. There can be no assurance that we will be able to regain compliance with the applicable Nasdaq listing requirements.

In addition, on February 7, 2025, we received notice from Nasdaq indicating that we are not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq. We were provided a compliance period of 180 calendar days from the date of the notice, or until August 6, 2025, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We may be eligible for an additional 180 calendar day compliance period. There can be no assurance that we will regain compliance with the minimum closing bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

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

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum closing bid price of $1.00 per share or risk delisting, which could have a material adverse effect on our business. If our common stock is delisted from Nasdaq, it could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, contractual counterparties, and employees and fewer business development opportunities. If our common stock were delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2024 as a result of material weaknesses in our internal controls due to the lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions. While management is working to remediate these material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to remediate the material weaknesses or maintain effective internal control over financial reporting, this could result in a material misstatement in our consolidated financial statements and a failure to meet our reporting and financial obligations, which could have a material adverse effect on our business.

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

We will likely continue to incur increased costs and devote additional management time to public company reporting and compliance obligations as a result of exiting “emerging growth company” status.

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

Having exited emerging growth company status and not able to take advantage of the corresponding exemptions, we expect our management and other personnel to continue to devote more time and the Company to incur additional costs to comply with the more stringent reporting requirements applicable to companies that are not emerging growth companies. We expect that compliance with these requirements will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.  We cannot predict or estimate the amount of additional costs we may continue to incur as a result of our exit from emerging growth company status, or the timing of the incurrence of such costs.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2024, we had outstanding options to purchase an aggregate of 283,636 shares of our common stock at a weighted average exercise price of $121.67 per share and warrants to purchase an aggregate of 1,981,079 shares of our common stock at a weighted average exercise price of $10.05 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment, even if there is no relationship between such sales and the performance of our business.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. We may sell a substantial number of shares of our common stock pursuant to our existing ATM Agreement with H.C. Wainwright, pursuant to which we have the discretion to deliver placement notices to H.C. Wainwright at any time throughout the term of the ATM Agreement covering up to such number or dollar amount of shares of our common stock as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time; pursuant to such agreement, we have the discretion, subject to market demand, to vary the timing, prices, and quantity of shares sold, and there is no minimum or maximum sales price.  Any sales of equity securities, whether pursuant to our existing ATM Agreement or other third-party ATM agreements in the future, or otherwise, may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of March 15, 2025. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, new pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, supply chain weaknesses, instability in the global credit markets, severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability, instability in the geopolitical environment, the Russian invasion of the Ukraine and other political tensions, including in the Middle East, and foreign governmental debt concerns. In 2023, the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or the FDIC, created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of market participants to access near-term working capital needs, and create additional market and economic uncertainty.  There can be no assurance that any such continuing or future credit and financial market instability, liquidity shortages and a deterioration in confidence in economic conditions will not occur.  Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which could adversely affect our business, financial condition or results of operations.  If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

In the ordinary course of our business, we use, store and process data including data of our employees, partners, collaborators, and vendors. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of policies, standards, architecture, and processes. The cyber risk management program falls under the responsibility of our Chief Financial Officer, who has more than 15 years of experience, including cross-functional expertise in business operations and technology strategy. Under the guidance of our Chief Financial Officer, we develop, maintain, and evidence the policies, standards, and processes in a manner consistent with applicable legal requirements. We also utilize a variety of cybersecurity software from reputable vendors in cybersecurity.

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

Item 2. Properties.

Our principal offices are located at 3300 Bee Cave Road, #650-227, Austin, Texas 78746. We operate primarily as a virtual company, and we believe our current facilities and other facilities available to us are sufficient to meet our current needs and that suitable space will be available as and when needed. We do not own any real property.

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

Holders of Record

As of March 15, 2025, there were approximately 171 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

For the quarter ended December 31, 2024, we issued and sold the following unregistered securities:

1)	On October 2, 2024, we issued an aggregate of 5,000 shares of our common stock to a consultant in consideration of services during the three months ended December 31, 2024.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

During the year ended December 31, 2024, there were no other unregistered sales of our securities except as previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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

Oncology Platform

Our lead oncology drug candidate, REQORSA® gene therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It harms the metabolism of cancer cells, which leads to reduced cancer cell growth. It has a mechanism of action whereby it decreases tumor glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with currently approved therapies and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

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

Acclaim – 1: We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® ( osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® ( erlotinib) for the treatment of late-stage lung cancer. There were three patients originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 47 courses of treatment (approximately 35 months) and continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months) but recently had disease progression and is no longer receiving treatment. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, we decided to limit our enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that both of the patients with prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, we amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens. The Phase 2a expansion portion of the trial is now expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, will remain unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study by the end of 2025 and expect the interim analysis in the first half of 2026.

The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed on Tagrisso treatment.

The Phase 2a expansion portion of the Acclaim-1 study provides us the advantage of early insight into drug effectiveness in defined and distinct patient populations at the maximum tolerated dose (the “MTD”) or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the expansion portion of the study.

Acclaim – 2: The Acclaim-2 trial involved a combination of REQORSA and Merck & Co.’s Keytruda® (pembrolizumab) in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. As previously announced in August 2024, based on a number of factors, including enrollment challenges and delays due to competition for investigators and eligible patients with numerous other trials involving the same patient population, we decided to cease enrollment of new patients in the Acclaim-2 trial to prioritize our resources and focus on the other two Acclaim trials in SCLC and NSCLC, respectively. There are no longer any patients receiving study treatment in the Acclaim-2 trial.  Although the Acclaim-2 study in patients progressing on Keytruda containing regimens has been closed due to, among other factors, slow enrollment, we continue to believe that this combination could be beneficial.

Acclaim – 3: We are currently enrolling and treating patients in the Phase 2 expansion portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who developed tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. On December 16, 2024, we announced that we had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. We anticipate that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. We expect to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the second half of 2025.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, we decided to continue with our planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which we believe we would be poised to seek further regulatory guidance from the FDA on IND-enabling studies in the second half of 2025. In October 2023, we entered into a one-year extension to our August 2022 sponsored research agreement with UP for the use of GPX-002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to our financial statements included in this Annual Report on Form 10-K. In February 2023, the Company’s research collaborators at UP presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. The Company has also initiated research on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing in this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to December 31, 2024. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Modification of Equity Classified Warrants

A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant over and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for any incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt financing, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications, the incremental change in fair value is recognized as a deemed dividend.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following summarizes our results of operations for the years ended December 31, 2024 and 2023.

Research and Development Expense. Research and development (“R&D”) expense was $10,535,446 for the year ended December 31, 2024 as compared to $17,616,605 for the year ended December 31, 2023. This decrease of $7,081,159, or 40%, is primarily due to (i) changes in CDMOs that significantly reduced manufacturing and R&D materials expense, (ii) a significant reduction in share-based compensation for R&D personnel due to the timing and fair market value of equity awards, and (iii) implementation of expense reduction strategies by leadership in the year ended December 31, 2024, which reduced travel expenses and reduced headcount and associated overhead of R&D staff from 16 employees at December 31, 2023 to 10 employees at December 31, 2024. Additionally, the Company had a higher than normal manufacturing expense in the year ended December 31, 2023 due to the Company switching CDMOs that required both comparability and scaling of programs accordingly compared to the year ended December 31, 2024.

General and Administrative Expense. General and administrative (“G&A”) expense for the year ended December 31, 2024 was $10,632,028 as compared to $13,425,285 for the year ended December 31, 2023, a decrease of $2,793,257, or 21%. Despite one-time charges associated with the separation with a former Company executive and changes in accounting policies that resulted in a non-cash expense of approximately $800,000 due to an adjustment of capitalized intellectual property, the decrease was primarily due to the implementation of expense reduction strategies by leadership in the year ended December 31, 2024, which significantly reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of G&A staff from 12 employees at December 31, 2023 to 6 employees at December 31, 2024.

Interest Income. Interest income was $63,574 and $215,109 for the years ended December 31, 2024 and 2023, respectively. This decrease of $151,535 was primarily due to lower cash balances held in interest bearing accounts for the year ended December 31, 2024 as compared to the prior year.

Interest Expense. There was no interest expense for the years ended December 31, 2024 and 2023 because we had no debt obligations. As of December 31, 2024, we had no outstanding debt.

Depreciation Expense. Depreciation expense was $6,693 and $15,004 for the years ended December 31, 2024 and 2023, respectively. The decrease of $8,311, or 55%, in depreciation was primarily due to the timing of purchases of computer equipment for employees and changes to accounting policies related to depreciation.

Net Loss.  We had a net loss of $21,111,163, for the fiscal year ended December 31, 2024 compared to a net loss of $30,860,461 for the fiscal year ended December 31, 2023. The decrease of $9,749,298, or 32%, in net loss due to the implementation of expense reduction strategies by leadership in the year ended December 31, 2024, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 28 employees at December 31, 2023 to 16 employees at December 31, 2024.

Liquidity and Capital Resources

From inception through December 31, 2024, we have never generated revenue from product sales and have incurred net losses in each year. As of December 31, 2024, we had an accumulated deficit of $154,799,443. We have funded our operations primarily through the sale and issuance of capital stock.

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

For the year ended December 31, 2024, we (i) sold 5,366,503 shares of common stock for aggregate net proceeds of $6.3 million pursuant to our 2023 ATM Facility (defined below), and (ii) completed a registered direct offering in which we sold (x) 165,000 shares of our common stock, (y) pre-funded warrants exercisable for up to an aggregate of 1,377,112 shares of our common stock (“March 2024 Pre-Funded Warrants”), and (z) warrants exercisable for up to an aggregate of 1,542,112 shares of our common stock (“March 2024 Common Warrants”), for net proceeds of approximately $5.8 million. In connection with the March 2024 registered direct offering, we amended certain existing warrants to reduce the exercise price and extend the term thereof.

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

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (our “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the ATM Agreement, and also have provided the Agent with customary indemnification and contribution rights. See also “Note 4 - Equity - At-The-Market Offering” to our audited financial statements included in this Annual Report on Form 10-K.

On March 21, 2024, we completed a registered direct offering in which we sold (i) 165,000 shares of our common stock, (ii) pre-funded warrants exercisable for up to an aggregate of 1,377,112 shares of our common stock, and (iii) warrants exercisable for up to an aggregate of 1,542,112 shares of our common stock, to an accredited healthcare-focused institutional investor for aggregate net proceeds of approximately $5.8 million. In connection with this registered direct offering, we amended certain existing warrants to reduce the exercise price and extend the term thereof.

As of December 31, 2024, we had $1,601,660 in cash. Subsequent to year-end 2024, we received net proceeds totaling approximately $6.0 million through the Agent under the ATM Agreement.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty.  Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-3 clinical trials (of which both Acclaim-1 and Acclaim-3 are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect interim enrollment of the Phase 2a expansion portion of the Acclaim-1 trial to be completed by the end of 2025. We expect interim enrollment in the Phase 2 dose expansion portion of the Acclaim-3 trial to be completed in the second half of 2025. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our ATM pursuant to our ATM Agreement with the Agent, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into the second quarter of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients and additional time required in connection with our transition to the new third party CDMO and the manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(17,149,088)	$(24,738,603)
Net cash provided by (used in) investing activities	1,166	(71,214)
Net cash provided by financing activities	12,011,953	10,593,377
Net decrease in cash	(5,135,969)	(14,216,440)

Short Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs into the second quarter of 2025, but will need additional fundraising activities and cash on hand by such time. We currently have certain fixed cash obligations with respect to development of materials used in our clinical studies and payment obligations associated with our ongoing conduct and monitoring of our Acclaim clinical trials, and we expect that we will have insufficient cash to cover these requirements through fiscal year 2025 without raising additional working capital.  The foregoing conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements included in this Annual Report are issued. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our ongoing and/or planned clinical trials, or research and development programs, or make changes to our operating plan, or curtail or cease operations.

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

Cash used in operating activities

Net cash used in operating activities was $17,149,088 and $24,738,603 for the years ended December 31, 2024 and 2023, respectively. The decrease of $7,589,515, or 31%, in net cash used in operating activities in 2024 was primarily due to the implementation of expense reduction strategies by Company leadership in the year ended December 31, 2024, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overheads of overall Company staff from 28 employees at December 31, 2023 to 16 employees at December 31, 2024.

Cash used in investing activities

Net cash provided by investing activities was $1,166 for the year ended December 31, 2024, compared to net cash used in investing activities of $71,214 for the year ended December 31, 2023, or a net change of $72,380. This difference in period-over-period net cash used in investing activities was primarily due to timing associated with filing and patent prosecution costs of our intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $12,011,953 and $10,593,377 for the years ended December 31, 2024 and 2023, respectively. The increase of $1,418,576, or 13%, in net cash provided by financing activities was primarily due to (i) differences in amounts raised by sales of our securities in capital raising activities and (ii) differences in financing strategies used during the years ended December 31, 2024 and 2023, respectively.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer (currently the same person following the passing of Mr. Varner, the Company’s former President, Chief Executive Officer and Chairman of the Board of Directors, on May 7, 2024), as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer and principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2024 due to material weaknesses in our internal controls due to the lack of segregation of duties and insufficient depth of in-house accounting personnel.

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

During the year ended December 31, 2024 and as our operational activities increased, management determined and continues to determine that it does not have sufficient segregation of duties within its accounting functions nor does it have sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions, which are basic internal controls. Due to our size, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our size and nature also do not allow for our accounting staff to have depth of expertise in all areas that might be desirable, such as expertise in accounting for a variety of complex transactions. Management evaluated the impact of our failure to maintain effective segregation of duties and sufficient depth of personnel on our assessment of our internal control over financial reporting and has concluded that these control deficiencies represent material weaknesses.

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

During the year ended December 31, 2024, we took actions to remediate the material weakness relating to our internal controls over financial reporting including:

●	continued evaluation and documentation of policies, processes, and controls, both manual and automated;

●	identification and implementation of improvements to information technology and security controls and supporting control documentation;

●

evaluation and improvements to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members;  and

●	initiation and completion of training programs, testing, and certification for key employees related to general information technology controls;

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

(a) Other Information

On March 29, 2025, our Board of Directors approved and adopted, effective as of that date, Amendment No. 2 (“Amendment No. 2”) to the Company’s Amended and Restated Bylaws, dated April 3, 2018, as previously amended by Amendment No. 1 (as amended, the “Bylaws”). Amendment No. 2 changes the voting standard applicable at meetings of the Company’s stockholders, to provide that except when a different vote is required by statute, applicable stock exchange rules, or by our certificate of incorporation or Bylaws, in all matters other than the election of directors (which are elected by plurality), the affirmative vote of the majority of the votes properly cast by the holders of all of the outstanding shares of capital stock present or represented at the meeting and entitled to vote shall be the act of the stockholders. Amendment No. 2 additionally clarifies that a majority of votes cast shall mean that the number of votes cast “for” a matter exceeds the number of votes cast “against” the matter (with “abstentions” and “broker nonvotes” not counted as a vote cast either “for” or “against” the matter. Our Bylaws previously provided that in all matters other than the election of directors (which have always been elected by plurality vote pursuant to our Bylaws), the applicable voting standard was the affirmative vote of the majority of shares present or represented at the meeting and entitled to vote generally on the subject matter.

The foregoing description of Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to the full text of our Bylaws, as amended to date (including by Amendment No. 1 and Amendment No. 2 thereto). The Bylaws and Amendment No. 1 are incorporated by reference into this Annual Report on Form 10-K as Exhibits 3.3 and 3.4, respectively.  Amendment No. 2 is filed as Exhibit 3.5 to this Annual Report on Form 10-K.  Exhibits 3.3, 3.4 and 3.5 are incorporated into this Item 9B by reference.

(b) Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information with respect to our executive officers and directors.

Executive Officers

Ryan M. Confer, 43, has served as our President and Chief Executive Officer and as a member of our Board of Directors since May 8, 2024.  Mr. Confer also currently serves as our Chief Financial Officer, a position he has held since September 2016. From December 2013 through September 2016, he served as our Chief Operating and Financial Officer, and from June 2011 to December 2013 as our Business Manager. Mr. Confer has served us in a variety of strategic, operations, and finance capacities since our inception in 2009 both as a consultant through his own firm, Confer Capital, Inc., and as an employee. Mr. Confer has over 10 years of entrepreneurial and executive experience in planning, launching, developing, and growing emerging technology companies. He has served in c-level and vice president roles for non-profit and for-profit entities since 2008. Most notably, Mr. Confer served as Vice President of Customer Experience and then later as Vice President of Strategy for KaiNexus Inc., an emerging technology company that develops continuous improvement software. Prior to his entrepreneurial experience, Mr. Confer served as a business development consultant for the University of Texas at Austin’s IC2 Institute, an international think tank and incubator, where he focused on evaluating the commercialization potential of nascent technologies in emerging growth markets. Mr. Confer holds a BS in finance and legal studies from Bloomsburg University of Pennsylvania and an MS in technology commercialization from the McCombs School of Business at the University of Texas at Austin.

Mark S. Berger, M.D., 70, has served as our Chief Medical Officer since September 27, 2021.  In this role, Dr. Berger serves as a member of our executive leadership team and oversees our pipeline of clinical development programs.  Previously, Dr. Berger served as Chief Medical Officer of Actinium Pharmaceuticals, Inc., a clinical-stage biopharmaceutical company, from January 2017 to September 2021. Prior to joining Actinium Pharmaceuticals, Inc., Dr. Berger served as Senior Vice President of Clinical Research at Kadmon Corporation, from September 2013 to January 2017. Dr. Berger has also served in various other capacities including Chief Medical Officer of Deciphera Pharmaceuticals; Vice President of Clinical Development of Gemin X Pharmaceuticals; Group Director of GlaxoSmithKline; and Senior Director of Wyeth Research. Dr. Berger holds a B.A. in Biology from Wesleyan University and an M.D. from the University of Virginia School of Medicine. He completed his Hematology/Oncology fellowship at the University of Pennsylvania, where he was an Assistant Professor of Medicine, and also served as a Research Fellow at the Ludwig Institute for Cancer Research and the Imperial Cancer Research Fund, both in London.  Dr. Berger is board certified in internal medicine, hematology and medical oncology.

Board of Directors

Brent M. Longnecker, 68, has served as a member of our Board since March 18, 2020. Since January 2021, Mr. Longnecker has been the Chairman and Chief Executive Officer of 1 Reputation, a strategy, executive compensation, and corporate governance consulting firm. From August 2003 to February 2022, Mr. Longnecker was Founder & CEO of Longnecker & Associates.  From June 1999 to August 2003, Mr. Longnecker served as President of Resources Consulting Group, and Executive Vice President of Resources Connection. Mr. Longnecker has over 36 years of consulting experience, including as National Partner-In-Charge for the Performance Management and Compensation Consulting Practice of Deloitte & Touche and as partner at KPMG Peat Marwick. Mr. Longnecker has worked with companies globally including the industries of high tech, finance, service, manufacturing and more. He is a Board Fellow with the NACD and is a past board member. Mr. Longnecker holds Bachelor of Business Administration and MBA degrees from the University of Houston. He is a prolific author about executive compensation and corporate governance.

Mr. Longnecker’s more than 36 years of experience in corporate governance, executive compensation, and risk management consulting for public, private, and non-profit organizations, and his deep expertise in healthcare, energy, real estate, manufacturing, and financial companies, led our Nominating and Corporate Governance Committee and our Board of Directors to conclude that Mr. Longnecker should serve as a member of our Board of Directors.

Jose Antonio Moreno Toscano, 52, has served as a member of our Board of Directors since March 18, 2020 and as non-executive Chairman of the Board of Directors since May 8, 2024. Since April 2018, Mr. Moreno Toscano has been Chief Executive Officer of LFB USA Inc., the US subsidiary of LFB Group, a global integrated biopharmaceutical company dedicated to developing innovative products through recombinant, plasma derived and cell therapy technology. From July 2017 to March 2018, Mr. Moreno Toscano served as President of Safe Harbor Compliance and Clinical Services, an integrated health care services provider dedicated to providing specialty pharmaceuticals and ancillary services in primary care offices. From July 2016 to September 2018, he also served as a member of the board of directors. From March 2016 to March 2017, Mr. Moreno Toscano served as CEO, Americas, for Kompan Inc., a US subsidiary of Kompan A/S, a world leader in playground equipment. From March 2006 to March 2016, Mr. Moreno Toscano served as President of ALK-Abello Inc., a US subsidiary of ALK-Abello A/S, a pharmaceutical company that is a world leader in allergy immunotherapy. Prior to ALK-Abello, he was the Chief Financial Officer of Applus A/S, a market leader in automotive inspection services, and prior to Applus, he held several positions at Christian Hansen Holding A/S, a global leader in pharmaceutical manufacturing and producer of natural ingredients for the food, beverage, dietary supplement and agricultural industries. Mr. Moreno Toscano holds a Master’s Degree in Law from the Universidad de Murcia in Spain and an MBA in International Finance and Strategy from the Ecole Nationale des Ponts et Chaussees in Paris. Mr. Moreno Toscano holds the National Association of Corporate Directors (NACD) Directorship CertificationTM.

Mr. Moreno Toscano’s more than 20 years of experience in the pharmaceutical and biotechnology industries, building, developing and transforming organizations, and successful track record of identifying and capitalizing on opportunities to drive exponential revenue growth and market expansion, revitalizing underperforming operations and establishing foundations for successful start-up operations, as well as his experience in strategic planning, corporate restructuring, business development, mergers and acquisitions, investor relations, and general management, led our Nominating and Corporate Governance Committee and our Board of Directors to conclude that Mr. Moreno Toscano should serve as a member of our Board of Directors.

William (“Will”) R. Wilson, Jr., 75, has served as a member of our Board of Directors since March 18, 2020. Since January 2006, he has served as Chairman, President and Chief Executive Officer of Wilson Land & Cattle Co., an investment company. Mr. Wilson has more than 40 years of legal experience in health care regulation, biotechnology, clinical trial management, nursing home licensing and regulation, physician accreditation, securities, corporate governance, contractual and other legal matters. Mr. Wilson is a member of the State Bar of Texas and has been admitted to practice before the United States District Court for the Western District of Texas. Mr. Wilson previously served as Judge of the 250th District Court of Travis County, Texas, where he presided over civil litigation, and as Assistant District Attorney for Dallas County, Texas. Mr. Wilson holds a Bachelor of Arts degree from Vanderbilt University and a JD degree from Southern Methodist University.

Mr. Wilson’s more than 40 years of experience as an attorney in fields related to our business and 20 years of experience as an investor, led our Nominating and Corporate Governance Committee and our Board of Directors to conclude that Mr. Wilson should serve as a member of our Board of Directors.

Ryan M. Confer, 43, has served as our President and Chief Executive Officer and as a member of our Board of Directors since May 8, 2024.  Mr. Confer also currently serves as our Chief Financial Officer, a position he has held since September 2016.  For additional biographical information about Mr. Confer, please see the section captioned “Executive Officers”, above.

Mr. Confer’s broad experience in areas and disciplines including corporate and business strategy and operations, finance and accounting, as well as his position and service as President and Chief Executive Officer of the Company, led our Nominating and Corporate Governance Committee and our Board of Directors to conclude that Mr. Confer should serve as a member of our Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our executive officers or any of our directors, and any other person, pursuant to which the executive officer or director was selected to serve as an executive officer or director.

The following sets forth certain information with respect to our Board of Directors and corporate governance.

Board of Directors Composition

Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal. We have no formal policy regarding diversity of our Board of Directors. Our priority in selection of members of our Board of Directors is identification of members who will further the interests of our stockholders through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among Board of Directors members, knowledge of our business and understanding of the competitive landscape.

Our Board of Directors is currently composed of four directors, and is divided into three classes: Class I, Class II and Class III. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term. Vacancies on the Board of Directors may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board of Directors to fill a vacancy in a class, including vacancies created by an increase in the number of directors, shall serve for the remainder of the full term of that class and until the director’s successor is duly elected and qualified.

The current four members of our Board of Directors are presently divided into the respective classes of directors as follows. There is one Class I director, Brent M. Longnecker, whose terms of office expires in 2027. There is one Class II director, Will R. Wilson, Jr., whose term of office expires in 2025. There are two Class III directors, Jose Antonio Moreno Toscano and Ryan Confer, whose terms of office expire in 2026.

Independence of the Board of Directors

Under the listing requirements and rules of The Nasdaq Capital Market, independent directors must constitute a majority of a listed company’s board of directors. In addition, the rules of The Nasdaq Capital Market require that each member of a listed company’s audit, compensation and nominating and governance committee be independent. Under the rules of The Nasdaq Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”), or Rule 10A-3. To be considered independent for purposes of Rule 10A-3, a member of an audit committee may not, other than in his or her capacity as a member of a company’s audit committee, the company’s board of directors or any other board of directors committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that, other than Ryan M. Confer, our President, CEO, CFO and member of  the Board of Directors, each of our directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the listing requirements and rules of The Nasdaq Capital Market and under the applicable rules and regulations of the SEC. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Our Board of Directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee

Our Audit Committee currently consists of Brent M. Longnecker, Jose Antonio Moreno Toscano and Will R. Wilson, Jr., each of whom is “independent” as that term is defined under applicable SEC rules and the NASDAQ listing standards.  Mr. Moreno Toscano has served as the chair of the Audit Committee since July 24, 2020. Our Board of Directors has determined that each of Mr.  Longnecker and Mr. Moreno Toscano is an “audit committee financial expert” as that term is defined by applicable SEC rules, and that each qualifies as a financially sophisticated audit committee member under the listing standards of The Nasdaq Capital Market. In determining that (i) each of our Audit Committee members satisfies the financial literacy requirements for audit committee members and (ii) each of our audit committee financial experts satisfies the financial sophistication requirements under applicable Nasdaq listing standards and SEC rules, our Board of Directors made a qualitative assessment of each of Mr. Longnecker’s, Mr. Moreno Toscano’s and Mr. Wilson’s level of knowledge and experience based on a number of factors, including each of their formal educations, experience in finance and other areas and business acumen. The Board of Directors has adopted a written Charter of the Audit Committee that is available to stockholders on our website at www.genprex.com/investors/corporate-governance. The information on our website is not incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2024. The Audit Committee met four times during the year ended December 31, 2024.

The responsibilities of our Audit Committee include:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;

●	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;

●	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosure;

●	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

●	discussing our risk management policies;

●	oversight of our cybersecurity risk management program, as delegated by our Board of Directors;

●	reviewing and approving or ratifying any related person transactions; and

●	preparing the Audit Committee report required by SEC rules.

Compensation Committee

Our Compensation Committee currently consists of Brent M. Longnecker, Jose Antonio Moreno Toscano and Will R. Wilson, Jr., each of whom is “independent” as that term is defined under applicable SEC rules and NASDAQ listing standards. Mr. Longnecker has served as the chair of our Compensation Committee since July 24, 2020. The Board of Directors has adopted a written Charter of the Compensation Committee that is available to stockholders on our website at www.genprex.com/investors/corporate-governance. The Compensation Committee met two times during the year ended December 31, 2024.

The responsibilities of our Compensation Committee include:

●

reviewing and approving (or, if it deems appropriate, making recommendations to our Board of Directors regarding) corporate performance goals and objectives, which shall support and reinforce our Company’s long-term strategic goals, relevant to our compensation plans and programs;

●

evaluating (including, if it deems appropriate, with the input of some or all of the other members of our Board of Directors) risks associated with and potential consequences of our compensation policies and practices;

●	reviewing and approving, or recommending that our Board approve, the compensation of our chief executive officer and our other executive officers;

●	overseeing and administering our Compensation Recovery Policy;

●	reviewing and recommending to our Board the compensation of our directors;

●	selecting independent compensation consultants and advisers and assessing whether there are any conflicts of interest with any of the Compensation Committee’s compensation advisers; and

●	reviewing and approving, or recommending that our Board of Directors approve, incentive compensation and equity plans.

Compensation Committee Processes and Procedures

The Compensation Committee discusses and makes recommendations to the Board of Directors for annual compensation adjustments, annual bonuses, annual equity awards, and performance goals and objectives for our executive officers. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Compensation Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which makes recommendations to the Board of Directors regarding any adjustments to his compensation as well as awards to be granted. The Chief Executive Officer does not participate in, and is not present during, any deliberations or determinations of the Compensation Committee regarding his compensation or individual performance objectives. For all compensation matters, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current Company-wide compensation levels, compensation data from comparative companies, compensation surveys, and recommendations of any compensation consultant, if applicable.

In addition, under its Charter, the Compensation Committee has the authority (i) to obtain, at the expense of the Company, advice and assistance from, and shall have sole authority to retain and terminate, any external legal, accounting or other advisers and consultants, including any compensation consultant, to assist in the evaluation of director, chief executive officer or senior executive compensation (each an “Advisor”); (ii) appoint, compensate and oversee the work of any such Advisor, and such Advisor shall report directly, and be accountable, to the Compensation Committee; and (iii) form and delegate authority to subcommittees as appropriate, including, but not limited to, a subcommittee composed of one or more members of the Board of Directors to grant stock awards under the Company’s equity incentive plans to persons who are not (a) “Covered Employees” under Section 162(m) of the Internal Revenue Code of 1986, as amended from time to time (the “Code”); (b) individuals with respect to whom the Company wishes to comply with Section 162(m) of the Code or (c) then subject to Section 16 of the Exchange Act. The Compensation Committee is required to evaluate the independence of any compensation consultant it engages based on the six factors for assessing independence and identifying potential conflicts of interest that are set forth in Exchange Act Rule 10C-1(b)(4), Rule 5605(d)(3)(D) of the NASDAQ Marketplace Rules, and such other factors as are deemed relevant under the circumstances.

In 2024, after taking into account the six factors prescribed by the SEC and Nasdaq, the Compensation Committee engaged Aon Radford as its compensation consultant. Aon Radford was retained to provide various compensation consulting services, including access to benchmarking databases to assist with the assessment of the Company’s executive and director compensation programs in comparison to executive and director compensation programs at selected publicly-traded peer companies.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee currently consists of Brent M. Longnecker, Jose Antonio Moreno Toscano and Will R. Wilson, Jr., each of whom is “independent” as that term is defined under applicable SEC rules and NASDAQ listing standards.  Mr. Longnecker has served as the chair of the Nominating and Corporate Governance Committee since July 24, 2020. The Board of Directors has adopted a written Charter of the Nominating and Corporate Governance Committee that is available to stockholders on our website at www.genprex.com/investors/corporate-governance. The Nominating and Corporate Governance Committee met two times during the year ended December 31, 2024.

The responsibilities of our Nominating and Corporate Governance Committee include:

●	identifying individuals qualified to become members of our Board of Directors;

●	recommending to our Board of Directors the persons to be nominated for election as directors and for appointment to each of the Board of Directors’ committees;

●	reviewing and making recommendations to our Board of Directors with respect to management succession planning;

●	developing and recommending to our Board of Directors corporate governance principles; and

●	overseeing a periodic evaluation of our Board of Directors.

The Nominating and Corporate Governance Committee does not set specific criteria for directors, but seeks individuals who have the ability to read and understand basic financial statements, the highest personal integrity and ethics, relevant expertise upon which to be able to offer advice and guidance to management, sufficient time to devote to the affairs of the Company, the ability to exercise sound business judgment and the commitment to rigorously represent the long-term interests of the Company’s stockholders. The Nominating and Corporate Governance Committee may modify these qualifications from time to time. Candidates for director nominees are reviewed in the context of the current composition of the Board of Directors, the operating requirements of the Company and the long-term interests of stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers diversity, age, skills and such other factors as it deems appropriate to maintain a balance of knowledge, experience and capability.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates based on whether or not the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board of Directors may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Genprex, Inc., 3300 Bee Cave Road, #650-227, Austin, TX 78746, Attn: Secretary, in accordance with the timeline set forth in the Company’s Proxy Statement.

ETHICS CODE

We have adopted a written Code of Business Conduct and Ethics, or Ethics Code, that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of our Ethics Code is available on our website at www.genprex.com/investors/corporate-governance. We may satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding a substantive amendment to, or a waiver from, a provision of our Ethics Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the code of ethics definition enumerated in paragraph (b) of Item 406 of the SEC’s Regulation S-K, by posting such information on our website, www.genprex.com, or by filing a Form 8-K.

INSIDER TRADING POLICY

Our Company has an insider trading policy governing the purchase, sale and other dispositions of our Company’s securities that applies to all Company personnel, including directors, officers, employees, other covered persons as well as the Company. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

The following is a discussion of compensation arrangements of our named executive officers (the “Named Executive Officers”). As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

For smaller reporting companies, compensation disclosure is required for the group of Named Executive Officers defined to consist of: (i) our principal executive officer, (ii) our two most highly compensated executive officers, other than the principal executive officer, whose total compensation for 2024 exceeded $100,000 and who were serving as executive officers as of December 31, 2024, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing clause (ii) but for the fact that the individual was not serving as an executive officer as of December 31, 2024.  Our Named Executive Officers for the year ended December 31, 2024 are:

(i)

Ryan M. Confer (currently our President, Chief Executive Officer and Chief Financial Officer and a member of our Board of Directors, who was appointed President and Chief Executive Officer and to our Board on May 8, 2024 following the passing of our former President and Chief Executive Officer Mr. Varner);

(ii)	J. Rodney Varner (our former President and Chief Executive Officer and Chairman of our Board of Directors until May 7, 2024, who passed away unexpectedly due to complications from an ongoing illness);

(iii)	Mark. S Berger (our Chief Medical Officer); and

(iv)	Catherine M. Vaczy (our former Executive Vice President, General Counsel and Chief Strategy Officer until February 4, 2024, on which date Ms. Vaczy’s employment with the Company terminated);

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ryan M. Confer	2024	$462,468	$0	$31,725	$47,374	$541,567
President, Chief Executive Officer, and Chief Financial Officer	2023	$425,875	$0	$418,950	$41,858	$886,683
J. Rodney Varner	2024	$242,537	$0	$0	$12,202	$254,739
Former President & Chief Executive Officer	2023	$583,775	$0	$1,068,750	$28,433	$1,680,958
Mark S. Berger	2024	$486,500	$0	$19,710	$45,505	$551,715
Chief Medical Officer	2023	$484,156	$0	$418,950	$44,001	$947,107
Catherine M. Vaczy	2024	$301,035	$0	$0	$148,094	$449,129
Former Executive Vice President, General Counsel & Chief Strategy Officer	2023	$478,187	$0	$418,950	$36,140	$933,278

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the RSUs and/or stock option awards granted during 2024 and 2023, respectively. These amounts have been computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are described in Note 4 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options or RSUs, the exercise of the stock options, or the sale of the common stock underlying such stock options and/or RSUs.

(2)

This column reflects medical and term life insurance premiums paid by us on behalf of each of the Named Executive Officers. The insurance benefits are provided to the Named Executive Officers on the same terms as provided to all of our regular full-time employees. This column also reflects Company matching contributions under the 401(k) plan and certain home office allowances, including internet/IT and/or home office furniture and equipment stipends. For more information regarding these benefits, see below under “—Perquisites, Health, Welfare and Retirement Benefits.” For Ms. Vaczy, this column also includes costs associated with maintaining membership at a NYC-based private club while she was an employee of the Company and reimbursement amounts, such as legal fees, pursuant to her separation agreement with the Company.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our Named Executive Officers. The Board of Directors is responsible for approving equity grants. RSUs were the form of equity award we granted to our Named Executive Officers in 2024 and 2023, respectively. In connection with his commencement of employment, Dr. Berger received an inducement option award in September 2021. Historically, stock options were the only form of equity award we granted to our employees, Board of Directors and/or consultants but in February 2023, the Board of Directors approved the recommendation of the Compensation Committee and its third-party compensation consultant to authorize and approve RSUs grants as another form of equity award to be granted to employees, including our Named Executive Officers.

We have historically used stock options as an incentive for long-term compensation to our Named Executive Officers because they are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, which exercise price is set at no less than the fair market value of our common stock on the date of grant. In addition, commencing in 2023, we began granting RSU awards that vest over time. The value of these awards depends entirely on the value of our common stock. RSU ownership, together with the shares of our common stock that our Named Executive Officers otherwise own as reflected elsewhere in this Proxy Statement, incentivize them to build long-term value for the benefit of our stockholders. We may grant equity awards at such times as our Board of Directors determines appropriate. Our executives generally are awarded an initial grant in the form of a stock option in connection with their commencement of employment with us. Additional grants of RSUs and/or stock options may be made periodically in order to specifically incentivize executives with respect to achieving certain corporate goals or to reward executives for exceptional performance.

Prior to the initial public offering of our common stock, we granted all stock options pursuant to our 2009 Equity Incentive Plan. Following our initial public offering, we have granted and will grant equity incentive awards under the terms of our 2018 Equity Incentive Plan (the “2018 Plan”). All options are granted with an exercise price per share that is no less than the fair market value of our common stock on the date of grant of such award. Our stock option awards generally vest over a three-year period and may be subject to acceleration of vesting and exercisability under certain termination and change in control events. See “—Outstanding Equity Awards at Fiscal Year-End.”

On February 18, 2023 (the “2023 Grant Date”), the Board of Directors granted (i) 15,625 RSUs to Mr. Varner, (ii) 6,125 RSUs to Mr. Confer, (iii) 6,125 RSUs to Dr. Berger, and (iv) 6,125 RSUs to Ms. Vaczy. Each of these RSU grants were pursuant to the 2018 Plan. One half (50%) of the RSUs granted to each of Mr. Varner, Mr. Confer, Dr. Berger, and Ms. Vaczy vested on February 18, 2024, the first anniversary of the 2023 Grant Date, and the remaining one half (50%) of the RSUs vested on February 18, 2025, the second anniversary of the 2023 Grant Date.  Ms. Vaczy’s employment with the Company terminated on February 4, 2024.  We entered into a separation agreement with Ms. Vaczy effective as of June 21, 2024 and pursuant to the separation agreement, Ms. Vaczy’s RSUs issued on the 2023 Grant Date vested in full.  Mr. Varner’s RSUs issued on the 2023 Grant Date vested in full following his passing on May 7, 2024.  On December 5, 2024, the Board of Directors granted (i) 29,375 RSUs to Mr. Confer and (ii) 18,250 RSUs to Dr. Berger. Each of these RSU grants were pursuant to the 2018 Plan. One hundred percent (100%) of the RSUs granted on the 2024 Grant Date to each of Mr. Confer and Dr. Berger will vest on June 30, 2025.  Vested RSUs are paid in shares of the Company’s common stock on a one-to-one basis.

Agreements with Named Executive Officers

Employment Agreement with Ryan M. Confer

In April 2018, we entered into an employment agreement with Mr. Confer, our Chief Financial Officer. Mr. Confer’s employment under the agreement is at will and may be terminated at any time by us or by him. Under the terms of the agreement, Mr. Confer was initially entitled to receive an annual base salary of $240,000. The agreement provides that the Company may pay Mr. Confer a bonus as described above under “—Bonus Compensation” and provides that the Company may grant to Mr. Confer options to purchase shares of our common stock.

The agreement provides that during the term of Mr. Confer’s employment with us and for one year after the termination of his employment, Mr. Confer will not encourage any of our employees or consultants to leave the Company and will not compete or assist others to compete with us.

Pursuant to the April 2018 employment agreement (subject to certain amendments in 2024 as described below), if we Mr. Confer’s employment without cause or if Mr. Confer resigns for good reason, and Mr. Confer delivers to us a signed settlement agreement and general release of claims, we are obligated to pay Mr. Confer: (i) a severance payment equal to 12 months of Mr. Confer’ base salary then in effect; (ii) a payment equal to Mr. Confer’s then applicable annual target bonus, calculated at full attainment; (iii) reimbursement of COBRA premium payments made by Mr. Confer for the 12 months following such termination; and (iv) acceleration as to 100% of Mr. Confer’s unvested equity awards from us, subject in the case of (i) and (ii) to our having at least $5 million in cash or cash equivalents and a net worth of at least $5 million on the date of termination.

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

On June 24, 2024 and effective as of May 8, 2024, the Company and Mr. Confer entered into an amendment to Mr. Confer’s employment agreement pursuant to which (i) Mr. Confer’s title change to President, Chief Executive Officer and Chief Financial Officer was confirmed, (ii) his base salary was increased to $480,000 per year, and (iii) the reference periods utilized for determining the amount of certain severance payments due upon a separation of service without Cause or for Good Reason prior to a Change in Control (as such terms are defined in Mr. Confer’s employment agreement), were changed from twelve months to eighteen months in length.

Employment Agreement with J. Rodney Varner

In April 2018, we entered into an employment agreement with Mr. Varner, who was our President and Chief Executive Officer and Chairman of the Board until May 7, 2024 when he passed away unexpectedly due to complications from an ongoing illness. Mr. Varner’s employment under the agreement was at will and could be terminated at any time by us or by him. Under the terms of the agreement, Mr. Varner was initially entitled to receive an annual base salary of $350,000. The agreement provided that the Company could pay Mr. Varner an annual cash bonus in an amount and upon such terms as determined by our Board of Directors and that the Company could grant stock options or other forms of equity to Mr. Varner under the 2018 Plan as determined by our Board of Directors in its sole discretion. The agreement also provided that during the term of Mr. Varner’s employment with us and for one year after the termination of his employment, Mr. Varner would not encourage any of our employees or consultants to leave Genprex and would not compete or assist others to compete with us.

Mr. Varner’s employment agreement provided that if, prior to a change of control, we terminated Mr. Varner’s employment without cause or if Mr. Varner resigned for good reason, and Mr. Varner delivered to us a signed settlement agreement and general release of claims, we were obligated to pay Mr. Varner: (i) a severance payment equal to 18 months of Mr. Varner’s base salary then in effect; (ii) a payment equal to Mr. Varner’s then applicable annual target bonus, calculated at full attainment; (iii) reimbursement of COBRA premium payments made by Mr. Varner for the 12 months following such termination; and (iv) acceleration as to 100% of Mr. Varner’s unvested equity awards from us, subject in the case of (i) and (ii) to our having at least $5 million in cash or cash equivalents and a net worth of at least $5 million on the date of termination.

Mr. Varner’s employment agreement provided that if, within 12 months following a change of control, Mr. Varner’s employment were terminated without cause or Mr. Varner resigned for good reason, and he delivered to us a signed settlement agreement and general release of claims, we were obligated to pay Mr. Varner: (i) a severance payment equal to 18 months of Mr. Varner’s base salary then in effect; (ii) a payment equal to Mr. Varner’s then applicable target bonus for 18 months, calculated at full attainment; (iii) reimbursement of COBRA premium payments made by Mr. Varner for the 18 months following such termination; and (iv) acceleration as to 100% of Mr. Varner’s unvested equity awards from us, subject in the case of (i) and (ii) to our having at least $5 million in cash or cash equivalents and a net worth of at least $5 million on the date of termination.

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

Offer Letter with Dr. Mark S. Berger

On September 9, 2021, we entered into an offer letter agreement with Dr. Berger (the “Offer Letter Agreement”), our Chief Medical Officer. Dr. Berger’s employment under the offer letter is at will and may be terminated at any time by us or by him. Under the terms of the offer letter, Dr. Berger was initially entitled to receive an annual base salary of $450,000. Dr. Berger received a one-time sign-on bonus of $25,000 and may also be entitled to receive an annual incentive bonus, of up to 40% of Dr. Berger’s annual base salary, based upon the achievement of objective or subjective criteria established by the Company’s CEO and approved by our Board of Directors.

If we terminate Dr. Berger’s employment without cause, and Dr. Berger returns all Company property and delivers to us a signed settlement agreement and general release of claims, we are obligated to pay Dr. Berger: (i) a severance payment equal to six months of Dr. Berger’s base salary then in effect; and (ii) continuation of group health benefits to the extent authorized by and consistent with COBRA and with the cost of the regular payment for such benefits shared in the same relative proportion by the Company and Dr. Berger for the six months following such termination (or such earlier time as Dr. Berger becomes eligible for health benefits through another employer).

For the purposes of Dr. Berger’s offer letter, “cause” means the occurrence of any of the following events by Dr. Berger: (i) unauthorized use or disclosure of the Company’s confidential information or trade secrets, which use or disclosure may cause material harm to the Company, (ii) material breach of any agreement between Dr. Berger and the Company, (iii) material failure to comply with the Company’s written policies or rules, (iv) conviction of, or plea of “guilty” or “no contest” to a felony under the laws of the United States or any State, (v) gross negligence or willful misconduct, (vi) continuing failure to perform assigned duties after receiving written notification of the failure, or (vii) failure to cooperate in good faith with a government or internal investigation of the Company or its directors, officers or employees, if the Company has requested Dr. Berger’s cooperation.

In connection with the Offer Letter Agreement, Dr. Berger and the Company also entered into the Company’s standard Confidential Information, Assignment of Inventions and Non-Compete Agreement, which prohibits Dr. Berger from (i) encouraging any of our employees or consultants to leave Genprex for twelve months after the termination of his employment, and (ii) competing or assisting others to compete against us during the term of Dr. Berger’s employment with us and for twelve months after the termination of his employment.

Employment Agreement with Catherine M. Vaczy

On March 12, 2020, in connection with the appointment of Ms. Vaczy as our Executive Vice President and Chief Strategy Officer, we entered into an employment agreement with Ms. Vaczy that governed the terms of her employment with us.

Ms. Vaczy’s employment under the agreement was at will and was able to be terminated at any time by us or by her. Under the terms of the agreement, Ms. Vaczy was initially entitled to receive an annual base salary of $365,000. Ms. Vaczy was also entitled to receive a bonus upon the achievement of performance objectives agreed upon between our Board of Directors and Ms. Vaczy. The agreement provided that Ms. Vaczy was eligible to receive an annual cash bonus in an amount and upon such terms as have been determined by our Board of Directors and that the Company could grant stock options or other forms of equity to Ms. Vaczy under the 2018 Plan as determined by our Board of Directors in its sole discretion.

The agreement provided that for twelve months after the termination of her employment, Ms. Vaczy will not encourage any of our employees or consultants to leave Genprex and that during the term of Ms. Vaczy’s employment with us and for six months after the termination of her employment, Ms. Vaczy will not compete or assist others to compete with us.

Under the terms of her employment agreement, if we were to terminate Ms. Vaczy’s employment without cause or if Ms. Vaczy were to resign for good reason, in either case before a change of control or within twelve months following a change of control, and Ms. Vaczy delivered to us a signed settlement agreement and general release of claims, we would be obligated to pay Ms. Vaczy: (i) a severance payment equal to six months of Ms. Vaczy’s base salary then in effect; (ii) a payment equal to one-half of Ms. Vaczy’s then applicable annual target bonus (provided that any portion of the target bonus that relates to performance criteria that have been achieved shall be calculated at full attainment); (iii) reimbursement of COBRA premium payments made by Ms. Vaczy for the six months following such termination; and (iv) acceleration as to 100% of Ms. Vaczy’s unvested equity awards from us, subject in the case of (i) and (ii) to our having at least $5 million in cash or cash equivalents and a net worth of at least $5 million on the date of termination.

For the purposes of Ms. Vaczy’s employment agreement, “cause” means the occurrence of any of the following events: (i) a determination by our Board of Directors that Ms. Vaczy’s performance is unsatisfactory after there has been delivered to her a written demand for performance which describes the specific deficiencies in her performance and the specific manner in which her performance must be improved, and which provides 30 business days from the date of notice to remedy such performance deficiencies; (ii) Ms. Vaczy’s conviction of or plea of nolo contendere to a felony or a crime involving moral turpitude which our Board of Directors reasonably finds has had or will have a detrimental effect on our reputation or business; (iii) Ms. Vaczy’s engaging in an act of gross negligence or willful misconduct in the performance of her employment obligations and duties that materially harms us; (iv) Ms. Vaczy’s committing an act of fraud against, material misconduct or willful misappropriation of property belonging to us; or (v) Ms. Vaczy’s material breach of her confidentiality, invention assignment and noncompetition agreement with us or of any other unauthorized misuse of our trade secrets or proprietary information.

For purposes of Ms. Vaczy’s employment agreement, “good reason” means the occurrence of any of the following taken without Ms. Vaczy’s written consent and conditioned on (a) her providing us with notice of the basis for such resignation for good reason, (b) our failure to cure the event constituting good reason within 30 days after notice and (c) her termination of her employment within 30 days following the expiration of the cure period: (i) a material change in Ms. Vaczy’s position, titles, offices or duties; (ii) an assignment of any significant duties to Ms. Vaczy that are inconsistent with her positions or offices held under her employment agreement; (iii) a decrease in Ms. Vaczy’s then current annual base salary by more than 10% (other than in connection with a general decrease in the salary of all of our other similarly situated employees); or (iv) the relocation of Ms. Vaczy to a facility or a location more than 50 miles from her then current location.

On March 24, 2021, we and Ms. Vaczy entered into an amendment of Ms. Vaczy’s employment agreement to acknowledge and memorialize her additional title of General Counsel and to increase her base salary to $420,000 per year, effective as of March 19, 2021.

On February 4, 2024, Ms. Vaczy’s employment with the Company terminated.  We entered into a separation agreement with Ms. Vaczy effective as of June 21, 2024 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Ms. Vaczy and the Company agreed, among other things, that: (i) so long as Ms. Vaczy has not revoked her acceptance of the ADEA (as defined in the Separation Agreement) waiver prior to the expiration of the seven-day statutory revocation period, or June 28, 2024 (the “ADEA Revocation Date”), on the next calendar day following the ADEA Revocation Date, Ms. Vaczy’s Executive Employment Agreement with the Company, dated March 12, 2020, as amended by that First Amendment to the Executive Employment Agreement, dated as of March 24, 2021, and Ms. Vaczy’s Confidential Information Agreement (as defined in the Separation Agreement), and all rights and obligations of the parties thereto are terminated, except for indemnification and advancement rights and obligations, if any, and certain go forward obligations pursuant to the Confidential Information Agreement, and except for the rights and obligations of the parties as set forth in the Separation Agreement; (ii) the Company shall pay Ms. Vaczy, so long as Ms. Vaczy has not revoked her ADEA waiver on or prior to the ADEA Revocation Date: (a) $300,000 (less applicable withholdings and deductions), in funds to be released on the next business day after the ADEA Revocation Date, and (b) $50,000 (less applicable withholdings and deductions) to be paid on or before July 1, 2024; and (iii) the vesting of equity awards previously granted to Ms. Vaczy under the Company’s 2018 Equity Incentive Plan shall be accelerated, such that effective as of the next business day following the ADEA Revocation Date, an aggregate of 6,125 unvested RSUs and 4,374 unvested options previously awarded to Ms. Vaczy, shall be vested in full.

The Separation Agreement further provides for mutual general releases and mutual non-disparagement provisions. All benefits described above are subject to required tax withholding.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards granted to our Named Executive Officers that were outstanding as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised option (#) exercisable	Number of securities underlying unexercised option (#) unexercisable		Option exercise price ($)(2)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)	Number of shares or units of stock that have not vested (#)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)	(j)
Ryan M. Confer	4,035	—		38.60	4/11/2026
	2,173	—		211.44	9/30/2026
	8,181	—		392.00	5/21/2028
	5,770	—		64.80	1/27/2019
	6,750	—		152.00	8/21/2030
	5,875	—		203.20	3/23/2031
	8,069	475	(3)	88.00	2/3/2032
						29,375	(5)	$25,028
J. Rodney Varner	16,140	—		38.60	4/11/2026
	13,783	—		86.00	11/2/2028
	15,385	—		64.80	1/27/2029
	13,250	—		152.00	8/21/2030
	11,500	—		203.20	3/23/2031
	26,557	—		88.00	2/3/2032
Mark S. Berger	13,750	—		114.00	9/26/2031
	2,332	137	(4)	88.00	2/3/2032
						18,250	(5)	$15,549
Catherine Vaczy	13,500	—		80.00	3/11/2030
	5,000	—		203.20	3/23/2031
	8,125	—		88.00	2/3/2032

(1)

All of the outstanding equity awards were granted under and subject to the terms of our 2009 Equity Incentive Plan or our 2018 Equity Incentive Plan, as applicable, described above under “Equity-Based Incentive Awards”.  As of December 31, 2024, each option award becomes exercisable as it becomes vested, and all vesting of the option and/or RSU awards are subject to the executive’s continuous service with us through the vesting dates and the potential vesting acceleration described above under “—Agreements with Named Executive Officers.”

(2)

All of the stock option awards were granted with a per share exercise price no less than the fair market value of one share of our common stock on the date of grant, as determined in good faith by our Board of Directors.

(3)	238 shares will vest each month until February 4, 2025.

(4)	69 shares will vest each month until February 4, 2025.

(5)	The unvested RSUs will vest on June 30, 2025.

Perquisites, Health, Welfare and Retirement Benefits

Our Named Executive Officers, during their employment with us, are eligible to participate in our employee benefit plans, including our medical, dental, vision, employee whole life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. In addition, we provide certain home office allowances for our eligible employees, including a monthly internet/IT stipend and a stipend for home office furniture or equipment. We also maintain a defined contribution employee retirement plan (the “401(k) plan”) for our eligible employees. Our Named Executive Officers are eligible to participate in the 401(k) plan on the same terms as our other employees. The 401(k) plan, which is intended to qualify as a tax-qualified plan under Section 401(k) of the Code, allows participants to defer a portion of their compensation, within limits prescribed by the Code, on a pre-tax basis. Currently, after six months of employment with the Company, participants become eligible to receive Company matching contributions under the 401(k) plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contribution is made.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our Board of Directors may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Prohibition Against Speculative Trading

Our insider trading policy prohibits our officers, directors, other employees or consultants from engaging in short sales, transactions in put or call options, hedging transactions or other inherently speculative transactions with respect to our stock at any time. In addition, none of our executives, directors, other employees or consultants may margin, or make any offer to margin, or otherwise pledge as security, any of our stock, including without limitation, borrowing against such stock, at any time. See also the discussion set forth under the caption “Insider Trading Policy,” appearing in Item 10 to this Annual Report on Form 10-K.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, stock options at particular times. Consistent with our annual compensation cycle, if options are to be granted, the Compensation Committee generally seeks to grant annual stock option awards in conjunction with annual performance and compensation review typically performed during the first quarter of the year.  Pursuant to the Company’s Amended and Restated Outside Director Compensation Policy, our non-employee (outside) directors are eligible to receive annual equity awards, which since 2023 have been in the form of RSUs, in conjunction with the Company’s annual meeting of stockholders.

The timing of any stock option grants in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an employee’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of stock options occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

No stock options were issued to executive officers in 2024 during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

DIRECTOR COMPENSATION

The following table sets forth in summary form information concerning the compensation that we paid or awarded during the year ended December 31, 2024, to each of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brent M. Longnecker	70,000	5,130	-	-	-	-	75,130
Jose Antonio Moreno Toscano(3)	79,725	5,130	-	-	-	-	84,855
William R. Wilson, Jr.	60,000	5,130	-	-	-	-	65,130

(1)

In accordance with SEC rules, this column reflects the aggregate grant date fair value of the equity awards (RSUs) granted in 2024 computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in Note 4 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. These amounts do not reflect the actual economic value that will be realized by the non-employee director upon the vesting of the equity awards, the exercise of stock option awards (as applicable) or the sale of the common stock underlying such equity awards.

(2)

As of December 31, 2024, the aggregate number of shares outstanding under all options to purchase our common stock held by our non-employee directors were Mr. Longnecker: 4,242 shares; Mr. Moreno Toscano: 4,242 shares; and Mr. Wilson: 4,242 shares and the aggregate number of shares outstanding under all unvested RSU grants held by each of our non-employee directors were 4,750 shares.

(3)	Mr. Moreno Toscano was appointed non-executive Chairman of the Board on May 8, 2024. Includes $9,725 in fees for service as non-executive Chairman.

We have reimbursed and will continue to reimburse all of our non-employee directors for their travel, lodging and other reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors.

We have adopted an Amended and Restated Outside Director Compensation Policy which provides that non-employee directors will receive the following compensation elements, as applicable, for service on our Board of Directors and its committees:

●	an annual cash retainer of $40,000;

●	an additional annual cash fee of $15,000 for service as Chairman of the Board (Non-Executive);

●	an additional annual cash fee of $20,000 for service as Chair of the Audit Committee;

●	an additional annual cash fee of $10,000 for service as a member of the Audit Committee (other than the Chair of the Audit Committee);

●	an additional annual cash fee of $10,000 for service as Chair of the Compensation Committee;

●	an additional annual cash fee of $5,000 for service as a member of the Compensation Committee (other than the Chair of the Compensation Committee);

●	an additional annual cash fee of $10,000 for service as Chair of the Nominating and Corporate Governance Committee;

●	an additional annual cash fee of $5,000 for service as a member of the Nominating and Corporate Governance Committee (other than the Chair of the Nominating and Corporate Governance Committee);

●

for each non-employee director who first joins our Board of Directors, an initial option grant to purchase shares of our common stock with a value of $80,000, prorated monthly for the period between the date of our last annual meeting of stockholders and the date such non-employee director first joins our Board of Directors, on the date of commencement of service on the Board of Directors; and

●

an annual grant of either stock options or RSUs, subject to the annual determination of the Board of Directors and based on recommendations and input from the Compensation Committee’s third-party compensation consultant, having a value of $80,000 for each non-employee director serving on the Board of Directors on the date of our annual stockholder meeting.

Each annual cash retainer and each additional annual cash fee will be paid quarterly in arrears on a prorated basis.

Each initial option grant and each annual option grant will vest as to all of the shares subject to the option upon the earlier of (i) the one-year anniversary of the grant date and (ii) the day prior to the next annual stockholder meeting occurring after the grant date. Each annual RSU grant will vest upon the earlier of (i) the one-year anniversary of the grant date and (ii) the day prior to the next annual stockholder meeting occurring after the grant date. Vested RSUs are paid in shares of the Company’s common stock on a one-to-one basis.

Each of the RSU and option grants described above will vest and each option grant will become exercisable subject to the director’s continuous service to us, provided that each RSU and/or option will vest in full upon a change in control (as defined under our 2018 Plan). The term of each option will be 10 years, subject to earlier termination as provided in the 2018 Plan. The options will be granted under our 2018 Plan, the terms of which are described in more detail above under “Equity-Based Incentive Awards.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2024.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans, excluding securities reflected in column (a) (c) (1)
Equity compensation plans approved by security holders:	283,636	$121.67	6,287
Equity compensation plans not approved by security holders (2):	1,981,079	$10.05	-
Total	2,264,715		6,287

(1)

Includes the 2018 Plan, the 2009 Plan and our 2018 Employee Stock Purchase Plan (the “ESPP”). An aggregate of 5,202 shares under column (c) have been reserved for issuance under the ESPP as of December 31, 2024; however, the Company has not conducted any offerings under the ESPP and does not intend to do so until approved by the Board of Directors.

(2)

Consists of inducement options issued in connection with the hiring of new executives and warrants issued to providers of consulting services to us. Pursuant to agreements entered into with other providers of consulting services to us, we issued an aggregate of 51,375 shares of our common stock in 2024. Pursuant to these agreements, we are obligated to issue to these providers of consulting services additional shares of our common stock, as follows: 5,000 shares per calendar quarter to one provider.

The following table sets forth certain information available to us with respect to the beneficial ownership of our common stock as of March 15, 2025 (unless otherwise noted) by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	each of our Named Executive Officers; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 18,136,478 shares of common stock outstanding as of March 15, 2025. Options and warrants to purchase shares of our common stock that are exercisable as of March 15, 2025, or within 60 days of March 15, 2025, and restricted stock units (“RSUs”) that are vested as of March 15, 2025, or within 60 days of March 15, 2025 (unless otherwise noted), are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

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

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Genprex, Inc., 3300 Bee Cave Road, #650-227, Austin, TX 78746.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Directors and Named Executive Officers
J. Rodney Varner	121,842	(1)	*
Ryan M. Confer	50,696	(2)	*
Catherine M. Vaczy	31,151	(3)	*
Mark S. Berger	19,891	(4)	*
Brent M. Longnecker	8,212	(5)	*
Jose Antonio Moreno Toscano	7,337	(6)	*
William R. Wilson, Jr.	7,337	(7)	*
All current executive officers and directors as a group (6 persons)	246,466	(8)	1.34%

*	Represents beneficial ownership of less than 1%.

(1)

Represents (i) 24,707 shares of common stock held by the estate of J. Rodney Varner, (ii) 520 shares of common stock held by Alizzita Ltd. and (iii) 96,615 shares of common stock issuable upon exercise of options held by the estate of J. Rodney Varner. J. Rodney Varner was the Manager of Alizzita Ltd. and in such capacities had voting and dipositive power over the securities held by such entity.

(2)	Represents (i) 9,368 shares of common stock held by Ryan M. Confer and (ii) 41,328 shares of common stock issuable upon exercise of options.

(3)

Represents (i) 4,526 shares of common stock held by Catherine M. Vaczy and (ii) 26,625 shares of common stock issuable upon exercise of options, as of February 4, 2024 (the date on which Ms. Vaczy’s employment with the Company terminated), with the applicable percentage ownership based on the shares of common stock outstanding as of April 25, 2024 as noted above. Ms. Vaczy was our Executive Vice President, General Counsel and Chief Strategy Officer until February 4, 2024.

(4)	Represents (i) 4,221 shares of common stock held by Mark S. Berger and (ii) 15,670 shares of common stock issuable upon exercise of options.

(5)

Represents (i) 3,470 shares of common stock held by Brent M. Longnecker, (ii) 500 shares of common stock held by Longnecker Associates Ltd., and (iii) 4,242 shares of common stock issuable upon exercise of options.

(6)	Represents (i) 3,095 shares of common stock held by Jose Antonio Moreno Toscano, and (ii) 4,242 shares of common stock issuable upon exercise of options.

(7)	Represents (i) 3,095 shares of common stock held by William R. Wilson, Jr., and (ii) 4,242 shares of common stock issuable upon exercise of options.

(8)

Represents (i) an aggregate of 53,502 shares of common stock, and (ii) an aggregate of 192,964 shares of common stock issuable upon exercise of options, in each case held by our current executive officers and directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than compensation arrangements for our Named Executive Officers and directors, we describe below each transaction or series of similar transactions, since January 1, 2024, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of (i) $120,000 or (ii) 1% of the average total assets of the Company at year end for the last two completed fiscal years; and

●

any of our directors, executive officers, promoters, or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Royalty Payments to Introgen Research Institute, Inc.

We have entered certain arrangements with Introgen Research Institute, Inc. (“IRI”) related to the sublicensing to us of technologies related to ONCOPREX and REQORSA. IRI is a Texas-based technology company formed by J. Rodney Varner, who prior to his passing in May 2024, was our Chief Executive Officer, President, and Chairman and who was IRI’s sole officer. IRI is owned by trusts of which Mr. Varner’s descendants are the sole beneficiaries. Pursuant to an Amended Collaboration and Assignment Agreement dated July 1, 2011 between us and IRI, we are obligated to pay IRI a royalty of 1% of net sales of licensed products and 1% of certain other payments received by us, with respect to intellectual property owned by the University of Texas MD Anderson Cancer Center (“MD Anderson”) and licensed to us by IRI. This royalty obligation continues for 21 years after the later of: (i) the termination of the Patent and Technology License Agreement dated July 20, 1994, as amended, between MD Anderson and Introgen Therapeutics, Inc., and (ii) the termination of the sublicense assigned by IRI to us.

Indemnification Agreements

We have entered into, and intend to continue to enter into, an indemnification agreement with each of our directors and executive officers.

Policies and Procedures for Transactions with Related Persons

Our Audit Committee oversees procedures regarding the identification, review, consideration, and oversight of “related-person transactions.” For purposes of our policy, a “related-person transaction” is a transaction, arrangement, or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years.

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

Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board of Directors) for review. The presentation must include a description of, among other things, all the parties thereto, the direct and indirect interests of the related persons, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. To identify related-person transactions in advance, we rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our Audit Committee or another independent body of our Board of Directors considers the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties.

In the event a director has an interest in the proposed transaction, the director must recuse himself or herself from the deliberations and approval.

Director Independence

Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that Mr. Longnecker, Mr. Moreno Toscano and Mr. Wilson do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Rules of the Nasdaq Capital Market and the SEC.

Item 14. Principal Accountant Fees and Services.

Fees Paid to Principal Independent Registered Public Accounting Firm for Fiscal Years 2024 and 2023

The following table sets forth the fees billed and billable by WithumSmith+Brown, PC (“Withum”), our principal accountant, for audit, audit-related, tax and all other services rendered for 2024 and 2023:

Fee Category	2024	2023
Audit Fees	$300,702	$44,420
Audit-Related Fees	-	-
Tax Fees	26,951	-
All Other Fees	-	-
Total Fees	$327,653	$44,420

Audit Fees.    Audit fees consist of fees billed for the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements, and accounting services that are provided in connection with registration statements, including the registration statements for our registered direct offerings.

Audit-Related Fees.    For the years ended December 31, 2024 and 2023, the Company was not billed by Withum for any audit-related services (defined as services which are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under the caption “Audit Fees” above).

Tax Fees.       Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our income tax returns for various jurisdictions.

All Other Fees. Other fees consist of fees billed for products and services provided other than the services reported in the categories above.

The Audit Committee pre-approved all services performed.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, Withum. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service.

The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by Withum is compatible with maintaining the principal accountant’s independence.

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

3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated January 31, 2024, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024.

3.3		Amended and Restated Bylaws of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.4		Amendment No. 1 adopted and approved by the Registrant’s Board of Directors on October 18, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 23, 2023.

3.5	*	Amendment No. 2 adopted and approved by Registrant’s Board of Directors on March 29, 2025.

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

Exhibit Number		Description of Exhibit
10.2	+	Registrant’s 2009 Equity Incentive Plan, including Form of Notice of Stock Option Grant, and Form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.3	+	Genprex, Inc. 2018 Equity Incentive Plan, dated April 3, 2018, including Forms of Award Agreements thereunder, incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2024.

10.4	+	Genprex, Inc. Form of Inducement Grant, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2024.

10.5	+	Genprex, Inc. 2018 Employee Stock Purchase Plan, dated April 3, 2018, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.6	+	Genprex, Inc. Amended and Restated Outside Director Compensation Policy, adopted June 18, 2024, incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 24, 2024.

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

Exhibit Number		Description of Exhibit
10.16	+	First Amendment to Executive Employment Agreement, dated as of June 24, 2024, by and between Genprex, Inc. and Ryan M. Confer, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2024.

10.17		Form of Securities Purchase Agreement, dated November 20, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

10.18		Exclusive License Agreement, dated February 11, 2020, by and between the Registrant and the University of Pittsburgh – Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2020.

10.19		Form of Securities Purchase Agreement, dated February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2020.

10.20	++	Patent and Technology License Agreement, dated May 4, 2020, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center, incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2020.

10.21	++	Amendment No. 1 to Patent and Technology License Agreement, dated March 3, 2021, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

10.22	+	Offer Letter, dated September 27, 2021, by and between the Registrant and Mark S. Berger, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 28, 2021.

10.23	++	First Amendment to Exclusive License Agreement, dated August 17, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 22, 2022.

Exhibit Number		Description of Exhibit
10.24	++	Second Amendment to Exclusive License Agreement, dated November 3, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2024.

10.25	++	Exclusive License Agreement, dated November 22, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 28, 2022.

10.26	++	Exclusive License Agreement, dated December 29, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 5, 2023.

10.27		Form of Securities Purchase Agreement, dated March 1, 2023, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 27, 2023.

10.28	++	Exclusive License Agreement, dated July 14, 2023, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2023.

10.29		Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 19, 2023.

10.30		At The Market Offering Agreement, dated December 13, 2023, by and between Genprex, Inc. and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on December 13, 2023.

10.31		Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

10.32	++	Exclusive License Agreement, dated February 17, 2025, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2025.

16.1		Auditor Letter, dated March 6, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed on March 6, 2023.

16.2		Auditor Letter, dated April 26, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K/A filed on April 27, 2023.

16.3		Auditor Letter, dated May 12, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K/A filed on May 12, 2023.

16.4		Auditor Letter, dated July 14, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K filed on July 14, 2023.

16.5		Auditor Letter, dated August 21, 2023, incorporated by reference to Exhibit 16.1 of the Registrant’s Current Report on Form 8-K/A filed on August 21, 2023.

19.1	*	Genprex, Inc. Insider Trading Policy.

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	+	Genprex, Inc. Compensation Recovery Policy, incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2024.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document.

104	*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan.
++	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.

Date: March 31, 2025	By:	/s/ Ryan M. Confer
Ryan M. Confer
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ryan M. Confer	President, Chief Executive Officer and Chief Financial Officer and Member of the Board of Directors	March 31, 2025
Ryan M. Confer	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brent M. Longnecker	Member of the Board of Directors	March 31, 2025
Brent M. Longnecker

/s/ Jose Antonio Moreno Toscano	Chairman of the Board of Directors	March 31, 2025
Jose Antonio Moreno Toscano

/s/ Will R. Wilson, Jr.	Member of the Board of Directors	March 31, 2025
Will R. Wilson, Jr.

GENPREX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Genprex, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Genprex, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Genprex, Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit at December 31, 2024 and, since inception, has suffered significant operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Genprex, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Genprex, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

The Company estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress of the services and the agreed-upon fee to be paid for such services. The Company makes estimates in determining the accrued balance in each reporting period. Clinical trial related contracts vary in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or contain a combination of these elements. Estimates include costs associated with services provided by contract organizations for preclinical and clinical development, and manufacturing of the Company’s product candidates. In the case of clinical trials, the Company relies on estimates of the progress of the clinical trials and related expenses incurred. As actual costs become known, the Company adjust its accrued estimates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued research and development costs included the following, among others: we obtained an understanding and evaluated the design and implementation of controls over the estimation of accrued preclinical studies, clinical trials, and manufacturing expenses. We also read a sample of research, collaboration, and manufacturing agreements and contracts, as well as amendments thereto. We performed a retrospective review of accruals to determine the reasonableness of management’s estimation process.

We also evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of preclinical studies, clinical trials, and manufacturing activities. For a selection of agreements and contracts, we compared the amount of accrual at the end of the prior period to current year activity and evaluated the accuracy of the Company’s estimation methodology.

For the selection of agreements, we obtained a written confirmation of the status of clinical trials and manufacturing from the Company’s third-party service providers. We also made selections of specific amounts recognized as research and development expense as well as those recognized as accrued expenses to evaluate management’s estimate of the vendor’s progress.

Accounting for Equity Financing and Warrant Issuances

Critical Audit Matter Description

The Company evaluates its equity issuances to determine if those contracts or embedded components of those contracts qualify as derivative instruments requiring separate recognition in the Company’s financial statements. As described in Note 4, on March 21, 2024, the Company completed a registered direct offering (“RDOs”), in which the Company sold to an institutional investor an aggregate of (i) 165,000 shares of common stock, (ii) pre-funded warrants exercisable for up to an aggregate of 1,377,112 shares of common stock, and (iii) warrants exercisable for up to an aggregate of 1,542,112 shares of common stock. We identified the accounting for equity financing and warrant issuances as a critical audit matter because of the complexity in applying the accounting framework, as well as the material weakness identified by the Company in its internal controls over financial reporting. This required extensive audit effort related to the application of the accounting framework.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: we obtained an understanding of, evaluated the design of the operating effectiveness of controls over management’s process for the accounting treatment, read the agreements, and evaluated the accounting for the RDO warrant issuance. We tested management’s process, which included (i) evaluated the internal controls and application of the accounting framework used by management; (ii) tested the mathematical accuracy of management’s calculations; and (iii) tested the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluated management’s application of the accounting framework and (ii) tested the mathematical accuracy of management’s calculation and conclusion related to the accounting classification of the 2024 RDO warrant issuances.

/s/ WithumSmith+Brown, PC

We have served as Genprex, Inc.’s auditor since 2023.

East Brunswick, New Jersey

March 31, 2025

PCAOB ID Number 100

Genprex, Inc.

Balance Sheets

	Year Ended
	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,601,660	$6,737,629
Prepaid expenses and other	475,807	794,138
Total current assets	2,077,467	7,531,767
Property and equipment, net	—	7,859
Other assets:
Security deposits	—	10,000
Research and development supplies	2,046,858	2,347,488
Intellectual property, net	—	773,478
Total other assets	2,046,858	3,130,966
Total assets	$4,124,325	$10,670,592
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,074,295	$1,397,610
Other current liabilities	1,429,875	1,856,598
Total current liabilities	2,504,170	3,254,208
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 10,860,655 and 1,485,902 shares issued and outstanding, respectively	10,861	1,486
Additional paid-in capital	156,408,737	141,103,178
Accumulated deficit	(154,799,443)	(133,688,280)
Total stockholders' equity	1,620,155	7,416,384
Total liabilities and stockholders' equity	$4,124,325	$10,670,592

See accompanying notes to the financial statements.

Genprex, Inc.

Statements of Operations

	Year Ended
	December 31,
	2024	2023
Revenues	$—	$—
Cost and expenses:
Depreciation	6,693	15,004
Research and development	10,535,446	17,616,605
General and administrative	10,632,028	13,425,285
Total costs and expenses	21,174,167	31,056,894
Operating loss	(21,174,167)	(31,056,894)
Interest income	63,574	215,109
Realized loss	(570)	(18,676)
Net loss	(21,111,163)	(30,860,461)
Deemed dividend related to warrant modification	(277,119)	—
Net loss attributable to common stockholders	$(21,388,282)	$(30,860,461)
Net loss per share applicable to common stockholders — basic and diluted	$(5.34)	$(22.56)
Weighted average number of common shares — basic and diluted	4,005,994	1,367,747

See accompanying notes to the financial statements.

Genprex, Inc.

Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2022	1,202,677	$1,203	$125,101,356	$(102,827,819)	$22,274,740
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	282,725	282	10,593,095	—	10,593,377
Issuance of common stock for services	500	1	19,009	—	19,010
Share-based compensation	—	—	5,389,718	—	5,389,718
Net loss	—	—	—	(30,860,461)	(30,860,461)
Balance at December 31, 2023	1,485,902	$1,486	$141,103,178	$(133,688,280)	$7,416,384
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	9,227,065	9,227	12,002,726	—	12,011,953
Issuance of common stock for services	51,375	51	206,934	—	206,985
Company issued rounding of street name accounts for reverse stock split	64,690	65	(65)	—	—
RSUs conversion to common stock	31,623	32	(33)	—	(1)
Share-based compensation	—	—	3,095,997	—	3,095,997
Deemed dividend related to warrant modification	—	—	(277,119)	—	(277,119)
Warrant Modification	—	—	277,119	—	277,119
Net loss	—	—	—	(21,111,163)	(21,111,163)
Balance at December 31, 2024	10,860,655	$10,861	$156,408,737	$(154,799,443)	$1,620,155

See accompanying notes to the financial statements.

Genprex, Inc.

Statements of Cash Flows

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,111,163)	$(30,860,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,693	15,004
Share-based compensation and issuance of stock for services	3,302,982	5,408,728
Intellectual property	773,478	—
Changes in operating assets and liabilities:
Accounts receivable	—	34,852
Prepaid expenses and other	328,330	(298,096)
Research and development supplies	300,630	517,449
Accounts payable	(323,315)	954,686
Other current liabilities	(426,723)	(510,765)
Net cash used in operating activities	(17,149,088)	(24,738,603)
Cash flows from investing activities:
Disposals of property and equipment	1,166	169
Additions to intellectual property	—	(71,383)
Net cash provided by (used in) investing activities	1,166	(71,214)
Cash flows from financing activities:
Net proceeds from issuances of common stock	12,011,953	10,593,377
Net cash provided by financing activities	12,011,953	10,593,377
Net decrease in cash	(5,135,969)	(14,216,440)
Cash and cash equivalents, beginning of year	6,737,629	20,954,069
Cash and cash equivalents, end of year	$1,601,660	$6,737,629

Supplemental schedule of non-cash investing and financing activities:
Deemed dividend related to warrant modification	$(277,119)	—

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

Oncology Platform

Genprex’s lead oncology drug candidate, REQORSA® gene therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It harms the metabolism of cancer cells, which leads to reduced cancer cell growth. It has a mechanism of action whereby it decreases tumor glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. The Company’s strategy is to develop REQORSA in combination with currently approved therapies and the Company believes REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by the Company’s exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). The Company believes that its ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and the Company is in early stages of discovery programs to identify other cancer candidates. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes. Additionally, the Company is collaborating with MD Anderson to discover, develop and utilize biomarkers to select the patient population most likely to respond to REQORSA and enable decisions on progression of its drug candidates to the next phase of development. MD Anderson is currently analyzing biomarkers that would indicate lack of response in lung cancer that could enrich the Company’s population of responders in its clinical trials and enhance patient screening and enrollment in order to increase the likelihood of potential success of the Acclaim studies for the Company.

Acclaim – 1: The Company currently is enrolling and treating patients in the Phase 2a expansion portion of its Phase  1/2 Acclaim- 1 clinical trial. The Acclaim- 1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® ( osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim- 1 Safety Review Committee (“Acclaim- 1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim- 1 SRC determined the recommended Phase 2 dose ( “RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® ( erlotinib) for the treatment of late-stage lung cancer. There were three patients originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 47 courses of treatment (approximately 35 months) and continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months) but recently had disease progression and is no longer receiving treatment. Genprex opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, the Company decided to limit its enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that both of the patients with prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, the Company amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens. The Phase 2a expansion portion of the trial, is now expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, will remain unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim- 1 study. The Company expects to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study by the end of 2025 and expects the interim analysis in the first half of 2026.

The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed on Tagrisso treatment.

The Phase 2a expansion portion of the Acclaim-1 study provides the Company the advantage of early insight into drug effectiveness in defined and distinct patient populations at the maximum tolerated dose (the “MTD”) or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the expansion portion of the study.

Acclaim – 2: The Acclaim-2 trial involved a combination of REQORSA and Merck & Co.’s Keytruda® (pembrolizumab) in patients with late-stage NSCLC whose disease has progressed after treatment with Keytruda. As previously announced in August 2024, based on a number of factors, including enrollment challenges and delays due to competition for investigators and eligible patients with numerous other trials involving the same patient population, the Company decided to cease enrollment of new patients in the Acclaim-2 trial to prioritize its resources and focus on the other two Acclaim trials in SCLC and NSCLC, respectively. There are no longer any patients receiving study treatment in the Acclaim-2 trial.  Although the Acclaim-2 study in patients progressing on Keytruda containing regimens has been closed due to, among other factors, slow enrollment, the Company continues to believe that this combination could be beneficial.

Acclaim – 3: The Company is currently enrolling and treating patients in the Phase 2 expansion portion of its Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who developed tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. On December 16, 2024, the Company announced that it had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. The Company anticipates that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. The Company expects to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the second half of 2025.

The Acclaim- 3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim- 3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, Genprex has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX- 002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX- 002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX- 002 for Type 2 diabetes (formerly known as GPX- 003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. The Company finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, the Company submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, Genprex decided to continue with its planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. The Company is currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which the Company believes it would be poised to seek further regulatory guidance from the FDA on IND-enabling studies in the second half of 2025. In October 2023, the Company entered into a one-year extension to its August 2022 sponsored research agreement with UP for the use of GPX- 002 in a non-human primate (“NHP”) model in Type 2 diabetes. The extension includes a revised research plan to encompass the Company’s most recent technologies to which Genprex originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to the Company’s financial statements included in this Annual Report on Form 10-K. In February 2023, the Company’s research collaborators at UP presented preclinical data in a NHP model of Type 1 diabetes highlighting the therapeutic potential of GPX- 002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. The Company has also initiated research on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

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

Genprex believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for its necessary operations and expected clinical trial activities into the second quarter of 2025. Genprex has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development and operations. The Company plans to secure such additional funding, although there are no guarantees or commitments for additional funding.

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

Reverse Stock Split

On February 2, 2024, Genprex completed a 1-for-40 reverse stock split (“Reverse Split”) of its issued and outstanding shares of common stock. The Reverse Split did not change the number of authorized shares of common stock or par value. All references in these financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, as applicable, on a retroactive basis, to reflect the Reverse Split (See Note 4 – Equity – Reverse Stock Split).

Use of Estimates

The preparation of Genprex’s financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. Genprex has cash in a money market account and had $1,351,625 and $6,490,117 in excess of FDIC insured limits of $250,000 at  December 31, 2024 and 2023, respectively.  Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 632,323 unexercised options granted by the Company’s board of directors and warrants to purchase shares of common stock, and (ii) 51,862 unvested restricted stock units to purchase shares of common stock granted by the Company’s board of directors as of December 31, 2024.

Segments

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer and the Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is focused on pioneering the discovery and development of gene therapies for use in patient populations with unmet medical needs. See “Note 8 – Segment Reporting” for additional disclosures related to segment reporting.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, money-market savings account, accounts receivable, and accounts payables approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Research and development supplies purchased and capitalized for future use were $2,046,858 and $2,347,488 at  December 31, 2024 and 2023, respectively.

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

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the years ended December 31, 2024 and 2023, there were no deemed impairments of the Company’s long-lived assets.

Modification of Equity Classified Warrants

A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant over and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for any incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt financing, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications, the incremental change in fair value is recognized as a deemed dividend.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after December 31, 2024 are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this as of December 31, 2024 and the adoption had no material impact to the Company’s financial position, results of operation, or cash flows. See “Note 8 – Segment Reporting” for additional disclosures related to segment reporting.

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

Note 3 – Intellectual Property

As of December 31, 2024, Genprex owned or had exclusive license agreements on 13 granted patents and 30 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, the University of Michigan, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

See “Note 10 – Subsequent Events – Amended and Restated Exclusive License Agreement” for a description of the Company’s February 17, 2025 exclusive license with the University of Pittsburgh involving all of the aforementioned UP licensed rights and technologies.

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

University of Michigan

On November 11, 2024, Genprex and the Regents of the University of Michigan (“UM” or the “University of Michigan”) entered into a Patent License Agreement (“UM License Agreement”), which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer.

Note 4 – Equity

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

On March 21, 2024, the Company completed a registered direct offering priced at the market under Nasdaq rules, in which the Company sold to an institutional investor an aggregate of (i) 165,000 shares of common stock, (ii) pre-funded warrants (the  “March 2024 Pre-Funded Warrants”) exercisable for up to an aggregate of 1,377,112 shares of common stock, and (iii) warrants (the  “March 2024 Common Warrants”) exercisable for up to an aggregate of 1,542,112 shares of common stock.  The offering price for each share of common stock and accompanying March 2024 Common Warrant was $4.215, and the offering price for each March 2024 Pre-Funded Warrant and accompanying March 2024 Common Warrant was $4.2149. The March 2024 Pre-Funded Warrants were exercisable immediately upon issuance at an exercise price of $0.0001 per share and expired when exercised in full. The March 2024 Common Warrants are exercisable immediately upon issuance at an exercise price of $4.09 per share and will expire in five years from the date of issuance. The Company received net proceeds of approximately $5.8 million after commissions and expenses, excluding any proceeds received from any exercise of the March 2024 Common Warrants. In connection with the offering, the Company also amended certain existing warrants to purchase up to an aggregate of 194,248 shares of common stock that were previously issued to investors in March 2023 and July 2023, with exercise prices of $44.00 and $35.40 per share and expiration dates of March 1, 2028 and July 21, 2028 for $0.125 per amended warrant, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of the March 2024 offering. As of December 31, 2024, all of the 1,377,112  March 2024 Pre-Funded Warrants had been exercised for shares of common stock.

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

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. Any Shares offered and sold pursuant to this Agreement will be issued pursuant to the Company’s currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023, which was declared effective on June 9, 2023. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights. During the year ended December 31, 2024, the Company sold 7,684,953 shares of common stock for aggregate net proceeds of approximately $6.1 million under the 2023 ATM Facility.

See “Note 10 – Subsequent Events – 2023 ATM Facility” for a description of the Company’s usage of the 2023 ATM Facility after  December 31, 2024 resulting in net proceeds of approximately $6,028,104.

Stock Issuances

During the year ended December 31, 2024, Genprex issued (i) 15,125 shares of common stock for services provided to the Company valued at $27,435 to the Chairman of its Scientific Advisory Board, (ii) 36,250 shares of common stock to service providers of the Company valued at $179,550, (iii) 31,623 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $96,460 to Company executives and employees, non-employee directors, and former Company executives (Mr. Varner and Ms. Vaczy) pursuant to the terms of employment and/or separation agreements, (iv) 64,690 shares of common stock due to adjustments related to the Company's Reverse Split, (v) 165,000 shares of common stock sold for aggregate net proceeds of approximately $5.8 million associated with the Company's March 2024 offering, as described above, (vi) 7,684,953 shares of common stock sold for aggregate net proceeds of $6,100,562 under the Company's 2023 ATM Facility, as described above, and (vii) 1,377,112 shares of common stock upon the exercise of pre-funded warrants at a nominal price associated with the Company's March 2024 offering.

During the year ended December 31, 2023, Genprex issued (i) 500 shares of common stock for services provided to the Company valued at $19,020 to the Chairman of its Scientific Advisory Board, (ii) 1,342 shares of common stock for aggregate net proceeds of $78,355 under the 2022 ATM Facility, (iii) 280,883 shares of common stock sold for aggregate net proceeds of approximately $10.5 million associated with the Company's March 2023 and July 2023 offerings, as described above, and (iv) 500 shares of common stock upon the exercise of options by a former board member of the Company.

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share, none of which are outstanding as of December 31, 2024.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share, all of which is voting common stock. There were 10,860,655 shares of common stock outstanding at December 31, 2024.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the years ended  December 31, 2024 and 2023 respectively are as follows:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	346,440	$37.99	53,695	$172.81
Warrants issued	3,011,751	2.26	296,273	15.46
Warrants exercised	1,377,112	0.00	—	—
Warrants cancelled or expired	—	—	3,528	209.77
Outstanding at December 31,	1,981,079	$10.05	346,440	$37.99
Exercisable at December 31,	1,976,079	$9.85	340,585	$37.10

During the year ended December 31, 2024 and in connection with the registered direct offering, with an institutional investor, completed on March 21, 2024, Genprex (i) issued pre-funded warrants to purchase up to an aggregate of 1,377,112 shares of common stock at a nominal exercise price of $0.0001 per share, the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant net of the portion of the subscription price therefor paid at closing, (ii) issued warrants to purchase up to 1,542,112 shares of common stock, at an exercise price of $4.09 per share, (iii) issued warrants to purchase up to 92,527 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”), at an exercise price of $5.2688 per share, (iv) amended existing warrants to purchase up to an aggregate of 194,248 shares of common stock that were previously issued to the same institutional investor in March 2023 and July 2023, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of the March 2024 offering, and (v) issued 1,377,112 shares of common stock associated with the exercise of March 2024 Pre-Funded Warrants. During the year ended December 31, 2024, the Company recorded share-based compensation of $18,039 associated with the vesting and issuance of warrants.

During the year ended December 31, 2023, Genprex issued (i) warrants to purchase up to an aggregate of 4,250 shares of common stock to service providers at exercise prices ranging from $26.00 to $66.00 per share, the fair market value of a share of common stock on the date of issuance, (ii) warrants to purchase up to 95,239 shares of common stock to accredited healthcare-focused institutional investors in connection with the registered direct offering completed on March 1, 2023, at an exercise price of $44.00 per share, (iii) warrants to purchase up to 185,644 shares of common stock to accredited healthcare-focused institutional investors in connection with the registered direct offering completed on July 21, 2023, at an exercise price of $35.40 per share, and (iv) warrants to purchase up to 11,140 shares of common stock to the Placement Agent in connection with the registered direct offering completed on July 21, 2023, at an exercise price of $50.50 per share. During the year ended December 31, 2023, the Company was deemed to cancel (i) warrants to purchase up to an aggregate of 960 shares of common stock upon termination of warrants previously issued to placement agents associated with the Company’s Initial Public Offering (“IPO”) in March 2018, and (ii) warrants to purchase up to an aggregate of 2,568 shares of common stock upon termination of warrants to a service provider. During the year ended December 31, 2023, the Company recorded share-based compensation of $133,558 associated with the vesting and issuance of warrants.

As of December 31, 2024, Genprex had outstanding warrants to purchase 1,981,079 shares of common stock at a weighted average exercise price of $10.05 that have been issued to various consultants, investors, and placement agents of the Company. These warrants vest immediately or over periods ranging up to 12 months, are exercisable for a period of up to five years, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $4.09 to $288.80 per share and have per-share fair values ranging from $1.40 to $185.00, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the years ended  December 31, 2024 and 2023, respectively.

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Expected term (in years):	2.5	2.5 - 3.0
Risk-free rate:	4.52%	4.99% - 5.52%
Volatility:	87.49%	83.14% - 83.42%
Dividend yield:	0%	0%

Warrant Modifications

On March 21, 2024 the Company amended two warrants whereby, for both warrants, the exercise price was reduced to $4.09 per share and the maturity dates were extended to a term of five years. The value of these modifications were calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise Price	$4.09	35.400 -44.0000
Expected term (in years):	5.0	4.00 - 4.50
Risk-free rate:	4.52%	4.99% - 5.35%
Volatility:	87.49%	83.42%
Dividend yield:	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $277,119, which was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying statement of operations and comprehensive loss.

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

On  January 1, 2023 and 2024, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 60,132 and 74,294 shares, respectively. As of December 31, 2024, a total of 1,085 shares of common stock remain available for issuance for future awards under the 2018 Plan. Subsequent to the year ended December 31, 2024, an additional 543,032 shares of common stock became available for issuance for future awards under the 2018 Plan pursuant to the evergreen provision thereof.

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

Stock Options

As of December 31, 2024, Genprex had outstanding stock options to purchase 283,636 shares of common stock that have been granted to various executives, employees, directors, and independent contractors of the Company, including outstanding stock options to purchase 25,417 shares of common stock issued as inducement grants, outside of the 2018 Plan, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $18.00 to $140.00 per share. The per-share fair values of these options range from $12.62 to $98.84, based on Black-Scholes-Merton pricing models with the following assumptions:

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Expected term (in years):	—	6.0
Risk-free rate:	—	4.60% – 5.37%
Volatility:	—	83.14% - 83.42%
Dividend yield:	—	0%

The Company did not issue stock options during the year ended December 31, 2024. During the year ended  December 31, 2024, the Company cancelled stock options to purchase 2,247 shares of common stock with exercise prices ranging from $32.40 to $88.00 per share in connection with the termination of employees.

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

The weighted average remaining contractual term for the outstanding options at December 31, 2024 and 2023 is 5.11 and 6.13 years, respectively.

Stock option activity for the years ended December 31, 2024 and 2023, respectively, is as follows:

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	285,883	$121.11	284,377	$123.19
Options granted	—	—	8,251	30.14
Options exercised	—	—	500	11.92
Options expired or cancelled	2,247	50.86	6,245	104.42
Outstanding at December 31,	283,636	$121.67	285,883	$121.11
Exercisable at December 31,	275,566	$123.41	237,859	$124.73

Restricted Stock Units

During the year ended  December 31, 2024, the Company (i) issued 81,700 RSUs to executives, employees, and non-employee directors, (ii) cancelled 410 RSUs associated with the termination of employees, (iii) withheld 9,830 RSUs to cover taxes associated with the vesting of employee issued RSUs, and (iv) issued 31,623 shares of common stock associated with the vesting of RSUs to executives, employees, and non-employee directors.

During the year ended December 31, 2023, the Company (i) issued 57,119 RSUs to executives, employees, and non-employee directors, and (ii) cancelled 5,257 RSUs associated with the termination of employees.

A summary of the RSU activity under the 2018 Plan during the years ended  December 31, 2024 and 2023, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2024		2023
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	51,862	$59.48	—	$—
Restricted stock units granted	95,950	1.08	57,119	60.08
Restricted stock units vested	31,623	55.31	—	—
Restricted stock units forfeited or cancelled	10,240	66.00	5,257	66.00
Outstanding at December 31,	105,949	$66.00	51,862	$59.48

Share-Based Compensation

In the year ended  December 31, 2024, Genprex’s total share-based compensation was approximately $3.3 million, consisting of $2.7 million and $0.6 million associated with G&A expense and R&D expense, respectively, which represents the vesting of options and warrants issued to service providers, executives, employees, and board members of the Company. As of  December 31, 2024, the Company’s total compensation cost related to non-vested time-based stock option awards, RSUs, and warrants granted to executives, employees, board members, and service providers and not yet recognized was approximately $0.4 million, consisting of $0.2 million and $0.2 million associated with G&A expense and R&D expense, respectively. Genprex expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of December 31, 2024, the weighted average term over which these expenses are expected to be recognized is 0.91 years.

As of December 31, 2024, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider of the Company. Genprex’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

In the year ended December 31, 2023, the Company’s total share-based compensation was approximately $5.4 million, consisting of $4.4 million and $1.0 million associated with G&A expense and R&D expense, respectively, which represents the vesting of options and warrants issued to service providers, executives, employees, and board members of the Company.

Note 5 - 401(k) Savings Transactions

In 2022, Genprex established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Genprex incurred $125,731 and $141,564 of expense for matching contributions to the 401(k) Plan for the years ended December 31, 2024 and 2023, respectively.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, who prior to his passing in May 2024, was the Company’s President, Chief Executive Officer and Chairman of the Board and who was IRI’s sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of Genprex in August 2012, the Company entered into an Assignment and Collaboration Agreement with IRI, providing Genprex with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (see Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center). There were no amounts incurred or due under this agreement at the years ended  December 31, 2024 and 2023, respectively.

Note 7 - Commitments and Contingencies

Commitments

MD Anderson

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson ( “August 2022 SRA”) to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with an initial projected total cost of approximately $2.9 million. On June 7, 2024, the Company amended the August 2022 SRA with MD Anderson to (i) extend the sponsored research program an additional six months, (ii) amend the quarterly budget from approximately $240,000 to $165,000 per quarter, and (iii) amend the total commitment from $2.9 million to approximately $2.75 million. The Company incurred approximately $811,540 of expense from this agreement during the year ended  December 31, 2024. As of December 31, 2024, the Company has paid approximately $1.44 million toward this $2.76 million commitment.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses. As of  December 31, 2024, Genprex has paid approximately $370,000 toward this commitment.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health (“NIH”) to be paid upon the Company’s receipt of FDA approval using NIH technology. The $240,000 contingent obligation which increases annually by $20,000 and is $380,000 and $360,000 for the years ended December 31, 2024 and 2023, respectively, will be recognized when the Company obtains regulatory approval (the event that triggers the payment obligation).

University of Michigan

On November 11, 2024, the Company and the University of Michigan entered into the UM License Agreement, which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of  REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer. Genprex agreed to pay: (i) an initial license issue fee of $30,000, (ii) running low single digit percentage royalties ranging from 1% to 3% of net sales, (iii) minimum annual royalties in a fixed cash amount of $15,000 for 2025 and 2026, and $30,000 for 2027 and each year thereafter during the term of the UM License Agreement, (iv) a tiered double digit percentage share of non-royalty sublicense income ranging from 10% to 40%, and (v) certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones.  As of  December 31, 2024, Genprex has paid approximately $15,000 toward this commitment.

University of Pittsburgh

Pursuant to an exclusive license agreement dated February 11, 2020 by and between Genprex and the University of Pittsburgh, amended on August 17, 2022, and amended again on  November 3, 2022, Genprex agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a glucagon promoter and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of  December 31, 2024, Genprex has paid approximately $150,000 toward this commitment.

Pursuant to an exclusive license agreement dated November 22, 2022 by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of a macrophage technology and gene therapy technologies to potentially treat Type 1 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of  December 31, 2024, Genprex has paid approximately $50,000 toward this commitment.

Pursuant to an exclusive license agreement dated December 29, 2022 by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first three years and $40,000 for each subsequent year following the first anniversary of the agreement, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $3,975,000 in milestone payments related to the usage of an insulin promoter and gene therapy technologies to potentially treat Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of  December 31, 2024, Genprex has paid approximately $50,000 toward this commitment.

Pursuant to an exclusive license agreement dated July 14, 2023, by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $25,000, (ii) annual maintenance fees of $25,000 for the first year, $50,000 for the second and third years, and $100,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,225,000 in milestone payments related to the usage of an MafB promoter and gene therapy technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of  December 31, 2024, Genprex has paid approximately $50,000 toward this commitment.

See “Note 10 – Subsequent Events – Amended and Restated Exclusive License Agreement” for a description of the Company’s exclusive license dated February 17, 2025 by and between the University of Pittsburgh involving all of the aforementioned UP licensed rights and technologies.

Contract Development and Manufacturing Organization

Genprex entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization (“CDMO”) to manufacture good manufacturing practices (“GMP”) grade materials for use in the Company’s clinical trials with a projected total cost at inception of approximately $4.5 million. On April 2, 2024, the Company was informed by the CDMO that the CDMO was ceasing certain manufacturing operations subject to the development services agreement. On June 30, 2024, the development services agreement was terminated by mutual agreement and the CDMO agreed to return $1.3 million to the Company and no additional commitments are obligated or owed by the Company. The Company incurred $0 and $2.6 million of expense from this agreement during the years ended December 31, 2024 and 2023, respectively.

Contingencies

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of its business. The Company is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on its financial condition, results of operations or liquidity.

Note 8 – Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single segment (the “Segment”) for the purposes of assessing performance and making operating decisions. The CODM of the Segment is the Company’s Chief Executive Officer. The Segment is focused on pioneering the discovery and development of gene therapies for use in patient populations with unmet medical needs. The accounting policies for the Segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the statements of operations and comprehensive loss. Further, the following represents information about segment loss and significant segment expenses:

	Year Ended
	December 31,
	2024	2023
Revenues	$—	$—
Less:
Clinical and regulatory	7,809,750	6,149,359
Manufacturing	1,658,373	9,133,564
Research	483,927	1,286,023
General and administrative support	7,877,622	9,064,207
Non-cash expenses(1)	3,344,495	5,423,741
Other income	0	—
Interest income	63,574	215,109
Plus:
Realized loss	570	18,676
Segment and net loss	$21,111,163	$30,860,461

(1) Inclusive of $3.3 million and $5.4 million of stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively, and $6,693 and $15,004 of depreciation and amortization expense for the years ended December 31, 2024 and 2023, respectively.

Note 9 – Income Taxes

Components of income tax benefit for the year ended December 31, 2024 and 2023, respectively, are as follows:

	December 31, 2024	December 31, 2023
Current Tax Expense (Benefit):
Federal	$—	$—
State	2,650	—
Total	2,650	—

Deferred Tax Expense (Benefit):
Federal	—	—
State	—	—
Total	—	—

Total Provision for Income Taxes	$2,650	$—

Temporary differences between financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities at  December 31, 2024 and 2023, respectively, are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Intangible Assets - R&D Expenses	$5,298,509	$4,710,079
Accrued Expenses	529,638	684,700
Tax Credits	728,701	1,434,851
Stock Compensation Expense	1,302,638	306,906
Net Operating Losses	20,215,112	16,915,002
Other	87,089	—
Total Deferred Income Tax Assets	28,161,687	24,051,538

Deferred Income Tax Liabilities:
Fixed Assets	—	(1,650)
Prepaid Expenses	(537,405)	(629,136)
Lease - Right of Use	—	—
Total Deferred Income Tax Liabilities	(537,405)	(630,786)
Less Valuation Allowance	(27,624,282)	(23,420,752)
Net Deferred Income Tax Asset	$—	$—

At December 31, 2024 and 2023, the Company had federal net operating losses of $96.2 million and $80.5 million, respectively. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2024 and 2023, valuation allowances of $27.6 million and $23.4 million have been recorded, respectively.

The Company has federal research and development (“R&D”) credit carryforwards of $0.7 million which will begin to expire in 2037.

Effective January 1, 2009 the Company adopted ASC 740-10, the provision formerly FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (“FIN48”) and began evaluating tax positions utilizing a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement and recognizing that amount in the financial statements.

The following table reflects changes in the gross unrecognized tax benefits (in thousands):

	December 31, 2024	December 31, 2023
Unrecognized tax benefits at beginning of period	$(159,428)	$(80,967)
Gross increases – tax positions in current period	—	(78,461)
Gross decreases – tax positions in prior period	78,461	—
Settlements	—	—
Lapse of Statute of Limitations	—	—
Unrecognized tax benefits at end of period	$(80,967)	$(159,428)

We classify uncertain tax positions as non-current unrecognized tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded as an offset to the asset on the consolidated balance sheet. As of December 31, 2024, $80,867 of our gross unrecognized tax benefits were recorded as a reduction of the related deferred tax assets.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no recognized subsequent events that have occurred that would require adjustments to the Company’s disclosures in the financial statements. The following are nonrecognized subsequent events through the filing of this Annual Report on Form 10-K.

Reserves of 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan

On January 1, 2025, the total shares of common stock reserved under the 2018 Plan increased by 543,032 shares pursuant to the “evergreen” provision of the 2018 Plan. On January 7, 2025, the Company’s board of directors determined that no additional shares would be reserved during the 2024 fiscal year for the ESPP given that no shares have yet been issued under the ESPP.

Share Issuances

On January 2, 2025, Genprex issued (i) 5,000 shares of common stock to the Chairman of the Company’s Scientific Advisory Board in consideration for services, and (ii) 8,527 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $3,496 to Company executives and employees.

2023 ATM Facility

From January 1, 2025 through the date of filing of this Annual Report on Form 10-K, Genprex has sold 13,278,666 shares of its common stock for aggregate net proceeds to the Company totaling $6,028,104 under the 2023 ATM Facility.

Amended and Restated Exclusive License Agreement

On  February 17, 2025, Genprex and the University of Pittsburgh (“Pitt”) entered into an amended and restated Exclusive License Agreement (the “New Pitt License Agreement”) to update and consolidate, into a single agreement, prior license agreements and licensed technologies covered by the prior Pitt agreements related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters. As of February 17, 2025, the New Pitt License Agreement effectuates the termination of, and amends, restates, replaces and supersedes in their entirety, the prior license agreements between Genprex and Pitt which were effective as of February 10, 2020 (as amended August 17, 2022 and November 3, 2022), December 29, 2022 and July 14, 2023. Genprex also terminated, effective February 17, 2025, a prior agreement with Pitt related to a license for macrophage technology dated  November 22, 2022.

Formation of Wholly Owned Subsidiary

On February 18, 2025, Genprex announced the formation of a wholly-owned subsidiary, Convergen Biotech, Inc. (“Convergen”). The Company intends to transfer the diabetes program into Convergen in an effort to focus development and commercialization efforts separately from the Company's oncology program.