Form 10-Q
period 2025-03-31
Genprex, Inc.
filed 2025-05-12
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 9, 2025, the registrant had 27,821,136 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2025	2024
Assets	(unaudited)	(see Note 2)
Current assets:
Cash and cash equivalents	$3,468,338	$1,601,660
Prepaid expenses and other	695,401	475,807
Total current assets	4,163,739	2,077,467
Other non-current assets:
Research and development supplies	1,845,948	2,046,858
Total other assets	1,845,948	2,046,858
Total assets	$6,009,687	$4,124,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,525,684	$1,074,295
Other current liabilities	616,148	1,429,875
Total current liabilities	2,141,832	2,504,170
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 24,154,348 and 10,860,655 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	24,155	10,861
Additional paid-in capital	162,607,744	156,408,737
Accumulated deficit	(158,764,044)	(154,799,443)
Total stockholders’ equity	3,867,855	1,620,155
Total liabilities and stockholders’ equity	$6,009,687	$4,124,325

See accompanying notes to the unaudited consolidated condensed financial statements.

Genprex, Inc.

Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Depreciation	$—	$2,670
Research and development	2,539,993	3,274,380
General and administrative	1,429,299	2,719,667
Total operating expenses	3,969,292	5,996,717
Operating loss	(3,969,292)	(5,996,717)
Other income	4,771	27,713
Realized and unrealized (loss) gain	(80)	135
Net loss	(3,964,601)	(5,968,869)
Deemed dividend related to warrant modification	—	(277,119)
Net loss attributable to common stockholders	$(3,964,601)	$(6,245,988)
Net loss per share applicable to common stockholders — basic and diluted	$(0.26)	$(3.86)
Weighted average number of common shares — basic and diluted	15,265,250	1,618,240

See accompanying notes to the unaudited consolidated condensed financial statements.

Genprex, Inc.

Consolidated Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity
Balance at December 31, 2024	10,860,655	$10,861	$156,408,737	$(154,799,443)	$1,620,155
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	13,278,666	13,278	6,014,825	—	6,028,103
Issuance of common stock for services	5,000	5	4,500	—	4,505
RSUs conversion to common stock	10,027	11	(11)	—	—
Share-based compensation	—	—	179,693	—	179,693
Net loss	—	—	—	(3,964,601)	(3,964,601)
Balance at March 31, 2025	24,154,348	$24,155	$162,607,744	$(158,764,044)	$3,867,855

Balance at December 31, 2023	1,485,902	$1,486	$141,103,178	$(133,688,280)	$7,416,384
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	323,474	323	6,792,876	—	6,793,199
Issuance of common stock for services	36,375	36	180,684	—	180,720
Company issued rounding of street name accounts for reverse stock split	64,690	65	(65)	—	—
RSUs conversion to common stock	12,145	13	(13)	—	—
Share-based compensation	—	—	335,246	—	335,246
Deemed dividend related to warrant modification	—	—	(277,119)	—	(277,119)
Warrant modification	—	—	277,119	—	277,119
Net loss	—	—	—	(5,968,869)	(5,968,869)
Balance at March 31, 2024	1,922,586	$1,923	$148,411,906	$(139,657,149)	$8,756,680

See accompanying notes to the unaudited consolidated condensed financial statements.

Genprex, Inc.

Consolidated Condensed Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,964,601)	$(5,968,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2,670
Share-based compensation and issuance of stock for services	184,198	515,966
Changes in operating assets and liabilities:
Prepaid expenses and other	(219,593)	(216,623)
Research and development supplies	200,910	(184,738)
Accounts payable	451,389	754,601
Other current liabilities	(813,728)	(200,898)
Net cash used in operating activities	(4,161,425)	(5,297,891)
Cash flows from investing activities:
Disposals of property and equipment	—	1,166
Additions to intellectual property	—	(16,988)
Net cash used in investing activities	—	(15,822)
Cash flows from financing activities:
Net proceeds from issuances of common stock, pre-funded warrants, and warrants	6,028,103	6,793,199
Net cash provided by financing activities	6,028,103	6,793,199
Net increase in cash and cash equivalents	1,866,678	1,479,486
Cash and cash equivalents, beginning of period	1,601,660	6,737,629
Cash and cash equivalents, end of period	$3,468,338	$8,217,115

Supplemental schedule of non-cash investing and financing activities:
Deemed dividend related to warrant modification	$—	$(277,119)

See accompanying notes to the unaudited consolidated condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by the Company’s exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). The Company believes that its ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and the Company is in early stages of discovery programs to identify other cancer candidates. In August 2022, the Company entered into a sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes. Additionally, the Company is collaborating with MD Anderson to discover, develop and utilize biomarkers to select the patient population most likely to respond to REQORSA and enable decisions on progression of its drug candidates to the next phase of development. MD Anderson is currently analyzing biomarkers that would indicate lack of response in lung cancer that could enrich the Company’s population of responders in its clinical trials and enhance patient screening and enrollment in order to increase the likelihood of potential success of the Acclaim studies for the Company.

Acclaim – 1: The Company currently is enrolling and treating patients in the Phase 2a expansion portion of its Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 49 courses of treatment (approximately 36 months) and continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months) but recently had disease progression and is no longer receiving treatment. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. Genprex opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, the Company decided to limit its enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that both of the patients with prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, the Company amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens. The Phase 2a expansion portion of the trial, is now expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, will remain unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. The Company expects to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study by the end of 2025 and expects the interim analysis in the first half of 2026.

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

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Diabetes Gene Therapy

In diabetes, Genprex has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. The Company finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, the Company submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, Genprex decided to continue with its planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. The Company is currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which the Company believes it would be poised to seek further regulatory guidance from the FDA on IND-enabling studies in the second half of 2025. In May 2025, following the recent completion of our  August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass the Company’s most recent technologies to which Genprex originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to the Company’s unaudited consolidated condensed financial statements included in this Quarterly Report on Form 10-Q. In February 2023, the Company’s research collaborators at UP presented preclinical data in a non-human primate model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. The Company has also initiated research on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Formation of Wholly Owned Subsidiary

On February 18, 2025, Genprex announced the formation of a wholly-owned subsidiary, Convergen Biotech, Inc. (“Convergen”). The Company intends to transfer the diabetes program into Convergen in an effort to focus development and commercialization efforts separately from the Company's oncology program.

Capital Requirements, Liquidity and Going Concern Considerations

The Company’s unaudited consolidated condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in its operations. Genprex expects to continue to incur significant expenditures to further clinical trials for the commercial development of its patents.

The Company recognizes that it must obtain additional capital resources to successfully commercialize its product candidates. To date, Genprex has received funding in the form of equity and debt, and the Company plans to seek additional funding in the future. However, no assurances can be given that it will be successful in raising additional capital. If the Company is not able to timely and successfully raise additional capital, the timing of its clinical trials, financial condition and results of operations may be materially and adversely affected. These unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities.

Genprex believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for its necessary operations and expected clinical trial activities through the end of the second quarter of 2025. Genprex has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development and operations. The Company plans to secure such additional funding, although there are no guarantees or commitments for additional funding.

As a result of its recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. These unaudited consolidated condensed financial statements do not include any adjustments that might be necessary if Genprex is unable to continue as a going concern.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 2 - Summary of Significant Accounting Policies

Genprex’s unaudited consolidated condensed financial statements have been prepared in accordance with US GAAP and the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that is normally required by US GAAP can be consolidated condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with US GAAP. The December 31, 2024 consolidated condensed balance sheet was derived from the December 31, 2024 audited financial statements. Genprex’s unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on April 1, 2025 (the “Form 10-K”).

The accompanying consolidated condensed financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of Genprex’s consolidated condensed financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

A summary of Genprex’s significant accounting policies consistently applied in the preparation of the accompanying unaudited consolidated condensed financial statements follows.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements, which include the accounts of the Company and its wholly-owned subsidiary, Convergen Biotech, Inc., have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions are eliminated in consolidation. As of  March 31, 2025, Convergen Biotech, Inc. has yet to initiate operating activity.

Change in Accounting Principle

During the year ended December 31, 2024, the Company changed an accounting principle related to accounting treatment of intellectual property expenditures. Previously, the Company capitalized certain intellectual property costs associated with the filing or maintenance of specific patents, including application costs, filing fees, and patent prosecution, in accordance with ASC 350-30. The Company voluntarily changed this accounting principle to expense, rather than capitalize, these intellectual property costs on the basis that the new treatment is favorable.

Reverse Stock Split

On February 2, 2024, Genprex completed a 1-for-40 reverse stock split (“Reverse Split”) of its issued and outstanding shares of common stock. The Reverse Split did not change the number of authorized shares of common stock or par value. All references in these unaudited consolidated condensed financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split (see Note 4 – Equity – Reverse Stock Split).

Use of Estimates

The preparation of Genprex’s unaudited consolidated condensed financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. The Company has cash in a money market account and had $3,218,303 and $1,351,625 in excess of FDIC insured limits of $250,000 at March 31, 2025 and December 31, 2024, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 2,264,652 unexercised options granted by the Company’s board of directors and unexercised warrants to purchase shares of common stock, and (ii) 174,200 unvested restricted stock units granted by the Company’s board of directors representing the right upon vesting to receive shares of common stock, in each case as of March 31, 2025.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated condensed balance sheets for cash, money-market savings account, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Research and development supplies purchased, valued at cost, and capitalized for future use were $1,845,948 and $2,046,858 at March 31, 2025 and December 31, 2024, respectively.

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

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the three months ended March 31, 2025, there were no deemed impairments of the Company’s long-lived assets.

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

Recent Accounting Developments

Accounting pronouncements issued but not effective until after March 31, 2025, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance as of December 31, 2024, and the adoption had no material impact to the Company’s financial position, results of operation, or cash flows. See “Note 8 – Segment Reporting” for additional disclosures related to segment reporting.

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

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 3 - Intellectual Property

As of March 31, 2025, Genprex owned or had exclusive license agreements on 13 granted patents and 25 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, MD Anderson, the University of Texas Southwestern Medical Center, the University of Michigan, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims and costs are expensed as incurred. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

University of Pittsburgh

On  February 17, 2025, Genprex and the University of Pittsburgh entered into an amended and restated Exclusive License Agreement (the “New UP License Agreement”) to update and consolidate, into a single agreement, prior license agreements and licensed technologies covered by the prior University of Pittsburgh agreements related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters. As of February 17, 2025, the New UP License Agreement effectuates the termination of, and amends, restates, replaces and supersedes in their entirety, the prior license agreements between Genprex and the University of Pittsburgh which were effective as of February 10, 2020 (as amended August 17, 2022 and November 3, 2022), December 29, 2022 and July 14, 2023. Genprex also terminated, effective February 17, 2025, a prior agreement with UP related to a license for macrophage technology dated  November 22, 2022.

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

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 4 - Equity

Reverse Stock Split

On February 2, 2024, Genprex completed the 1-for-40 Reverse Split of its issued and outstanding shares of common stock. The Reverse Split did not change the number of authorized shares of common stock or the par value. All references in these unaudited consolidated condensed financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split.

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

At-The-Market Offering

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. Any Shares offered and sold pursuant to this Agreement will be issued pursuant to the Company’s currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023, which was declared effective on June 9, 2023. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights. During the three months ended  March 31, 2025, the Company sold 13,278,666 shares of common stock for aggregate net proceeds of $6,028,103 under the 2023 ATM Facility.

See “Note 9 – Subsequent Events – Share Issuances” for a description of the Company’s usage of the 2023 ATM Facility after  March 31, 2025 resulting in net proceeds of approximately $867,844. As of the filing date of this Quarterly Report on Form 10-Q, the Company does not have any remaining capacity under the current prospectus supplement covering the 2023 ATM Facility offering, as most recently updated by the Fourth Sticker Supplement filed on December 20, 2024 to reflect the amount of common stock the Company is eligible to sell under General Instruction I.B.6 to Form S-3.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Stock Issuances

During the three months ended March 31, 2025, Genprex issued (i) 5,000 shares of common stock for services provided to the Company valued at $4,505 to the Chairman of its Scientific Advisory Board, (ii) 10,027 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $3,864 to Company executives, employees, and non-employee service providers, and (iii) 13,278,666 shares of common stock sold for aggregate net proceeds of $6,028,103 under the Company’s 2023 ATM Facility.

During the three months ended March 31, 2024, the Company issued (i) 125 shares of common stock for services provided to the Company valued at $1,170 to the Chairman of our Scientific Advisory Board, (ii) 36,250 shares of common stock to service providers of the Company valued at $179,550, (iii) 12,145 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $53,438 to Company executives and employees, (iv) 64,690 shares of common stock due to adjustments related to the Company’s Reverse Split, (v) 158,474 shares of common stock sold for aggregate net proceeds of $881,946 under the Company’s 2023 ATM Facility, as described above, and (vi) 165,000 shares of common stock sold for aggregate net proceeds of approximately $5.8 million associated with the Company’s March 2024 offering, as described above.

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding as of  March 31, 2025 and  December 31, 2024.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 24,154,348 and 10,860,655 shares of its common stock outstanding as of  March 31, 2025 and  December 31, 2024, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three months ended March 31, 2025 and 2024, respectively, is as follows:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	1,981,079	$10.05	346,440	$57.79
Warrants issued	—	—	3,011,751	2.26
Outstanding at March 31,	1,981,079	$10.05	3,358,191	$5.93

The Company did not issue or cancel any warrants during the three months ended  March 31, 2025. The Company did not record any share-based compensation related to warrants during the three months ended March 31, 2025.  The Company expects to record $300,000 of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of March 31, 2025.

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

As of March 31, 2025, the Company had outstanding warrants to purchase 1,981,079 shares of common stock at a weighted average exercise price of $10.05 that have been issued to various consultants, investors, and placement agents. The warrants are fully vested, are exercisable for a period of up to five years from the date of issuance, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $4.09 to $288.80 per share and have per-share fair values ranging from $1.21 to $185.00, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of warrants granted via Black-Scholes-Merton pricing models for the three months ended March 31, 2024:

Three Months Ended March 31, 2024
Expected term (in years):	5.0
Risk-free rate:	4.52%
Volatility:	87.49%
Dividend yield:	0%

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

On  January 1, 2024 and 2025, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 74,294 and 543,032 shares, respectively. As of March 31, 2025, a total of 464,367 shares of common stock remain available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Genprex 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to the Company’s employees. The ESPP authorizes the issuance of 5,202 shares of common stock pursuant to purchase rights that may be granted to eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2025.

Stock Options

As of March 31, 2025, Genprex had outstanding stock options to purchase 283,573 shares of common stock that have been granted to various executives, employees, non-employee directors, and independent contractors of the Company, including outstanding stock options to purchase 25,417 shares of common stock issued as inducement grants, outside of the 2018 Plan, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $18.00 to $392.00 per share. The per-share fair values of these options range from $12.62 to $317.20. There were no options issued for each of the three months ended March 31, 2025 or 2024.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company did not issue stock options for the three months ended   March 31, 2025. During the three months ended  March 31, 2025, the Company cancelled stock options to purchase 63 shares of common stock with an exercise price of $85.60 per share in connection with the termination of an employee.

During the three months ended  March 31, 2024, the Company cancelled stock options to purchase 438 shares of common stock with an exercise price of $32.40 per share in connection with the termination of an employee.

The weighted average remaining contractual term for the outstanding options at  March 31, 2025 and  December 31, 2024 is 4.86 and 5.11 years, respectively.

Stock option activity for the three months ended March 31, 2025 and 2024, respectively, is as follows:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	283,636	$121.67	285,883	$121.11
Options expired or cancelled	63	85.60	438	32.40
Outstanding at March 31,	283,573	$121.67	285,445	$121.25

Restricted Stock Units

During the three months ended  March 31, 2025, the Company (i) granted 80,000 RSUs to non-executive employees, (ii) withheld 1,408 RSUs to cover taxes associated with the vesting of employee issued RSUs, (iii) cancelled 314 RSUs associated with the termination of an employee, and (iv) issued 10,027 shares of common stock associated with the vesting of RSUs to employees.

During the three months ended  March 31, 2024, the Company (i) withheld 6,086 RSUs to cover taxes, and (ii) issued 12,145 shares of common stock, associated with the vesting of RSUs.

A summary of the RSU activity under the 2018 Plan during the three ended  March 31, 2025 and 2024, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	105,949	$7.21	51,862	$59.48
Restricted stock units granted	80,000	0.44	—	—
Restricted stock units vested	10,027	56.29	12,145	66.00
Restricted stock units forfeited or cancelled	1,722	56.57	6,086	66.00
Outstanding at March 31,	174,200	$0.79	33,631	$55.95

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Share-Based Compensation

For the three months ended March 31, 2025, the Company’s total share-based compensation was $184,773, including approximately $40,000 of R&D expense and $145,000 of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  March 31, 2025, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was $157,594. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of March 31, 2025, the weighted average term over which these expenses are expected to be recognized is 0.26 years.

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

As of March 31, 2025, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $0.3 million. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, Genprex established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company incurred $25,312 and $37,390 of expense for matching contributions to the 401(k) Plan during the three months ended March 31, 2025, and 2024, respectively.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, who prior to his passing in May 2024, was the Company’s President, Chief Executive Officer and Chairman of the Board and who was IRI’s sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of Genprex in August 2012, the Company entered into an Assignment and Collaboration Agreement with IRI, providing Genprex with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (see Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center). There were no amounts incurred or due under this agreement at March 31, 2025 and December 31, 2024.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 7 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson (the “August 2022 SRA”) to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with an initial projected total cost of approximately $2.9 million. On June 7, 2024, the Company amended the August 2022 SRA with MD Anderson to (i) extend the sponsored research program an additional six months, (ii) amend the quarterly budget from approximately $240,000 to $165,000 per quarter, and (iii) amend the total commitment from $2.9 million to approximately $2.76 million. The Company incurred approximately $331,402 of expense from this agreement during the three months ended  March 31, 2025. As of March 31, 2025, the Company has paid approximately $1.77 million toward this $2.76 million commitment.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses. The Company incurred no expense for each of the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company has paid approximately $370,000 toward the above-described commitment under this agreement.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health to be paid upon the Company’s receipt of FDA approval using NIH technology. The $240,000 contingent obligation, which increases annually by $20,000, and is $400,000 and $380,000 as of March 31, 2025 and December 31, 2024, respectively, will be recognized if and when it is probable the Company will obtain regulatory approval (the event that triggers the payment obligation).

University of Michigan

On November 11, 2024, the Company and the University of Michigan entered into the UM License Agreement, which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of  REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer. Genprex agreed to pay: (i) an initial license issue fee of $30,000, (ii) running low single digit percentage royalties ranging from 1% to 3% of net sales, (iii) minimum annual royalties in a fixed cash amount of $15,000 for 2025 and 2026, and $30,000 for 2027 and each year thereafter during the term of the UM License Agreement, (iv) a tiered double digit percentage share of non-royalty sublicense income ranging from 10% to 40%, and (v) certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones.  As of March 31, 2025, Genprex has paid approximately $30,000 toward this commitment.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

University of Pittsburgh

Pursuant to the New UP License Agreement dated February 17, 2025, by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $10,000, (ii) annual maintenance fees of $65,000 for the first, second and third years, and $120,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,825,000 in milestone payments related to the usage of the licensed technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. As of  March 31, 2025, the Company has paid approximately $10,000 toward this commitment.

Contract Development and Manufacturing Organization

Genprex entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization (“CDMO”) to manufacture good manufacturing practices (“GMP”) grade materials for use in the Company’s clinical trials with a projected total cost at inception of approximately $4.5 million. On April 2, 2024, the Company was informed by the CDMO that the CDMO was ceasing certain manufacturing operations subject to the development services agreement. On June 30, 2024, the development services agreement was terminated by mutual agreement and the CDMO agreed to return $1.3 million to the Company and no additional commitments are obligated or owed by the Company. The Company did not incur any expense from this agreement during each of the three months ended March 31, 2025 and 2024, respectively.

Contingencies

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of its business. Management is not aware of any pending matters, either individually or in the aggregate, that are reasonably likely to have a material impact on the Company’s financial condition, results of operations or liquidity.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 8 - Segment Reporting

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

	Three Months Ended
	March 31,
	2025	2024
Revenues	$—	$—
Less:
Clinical and regulatory	1,706,705	2,134,036
Manufacturing	483,065	772,118
Research	308,327	240,069
General and administrative support	1,286,422	2,305,110
Non-cash expenses(1)	184,773	545,384
Other income	4,771	27,713
Plus:
Realized and unrealized (loss) gain	(80)	135
Segment and net loss	$3,964,601	$5,968,869

(1) Inclusive of $184,773 and $542,715 of stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively, and $0 and $2,670 of depreciation and amortization expense for the three months ended March 31, 2025 and 2024, respectively.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no recognized subsequent events that have occurred that would require adjustments to the Company's disclosures in the consolidated condensed financial statements. The following are nonrecognized subsequent events through the filing of this Quarterly Report on Form 10-Q.

Share Issuances

On April 1, 2025, Genprex issued 5,000 shares of its common stock to the Chairman of its Scientific Advisory Board in consideration for services. From April 1, 2025 through the date of filing of this Quarterly Report on Form 10-Q, the Company has sold 3,661,788 shares of its common stock for aggregate net proceeds to the Company totaling $867,844 under the 2023 ATM Facility. As of the filing date of this Quarterly Report on Form 10-Q, the Company does not have any remaining capacity under the current prospectus supplement covering the 2023 ATM Facility offering, as most recently updated by the Fourth Sticker Supplement filed on December 20, 2024 to reflect the amount of common stock the Company is eligible to sell under General Instruction I.B.6 to Form S-3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our interim consolidated condensed financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in this filing, and in our other SEC filings, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in United States (“U.S.”) dollars, unless otherwise noted.

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

●

The effects and impacts of public health crises such as epidemics or outbreaks, which could significantly disrupt and have a materially adverse effect upon on our business, our clinical trials and our research programs; as well as on healthcare systems or the global economy as a whole;

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

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We believe that our ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and we are in early stages of discovery programs to identify other cancer candidates. In August 2022, we entered into a sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes. Additionally, we are collaborating with MD Anderson to discover, develop and utilize biomarkers to select the patient population most likely to respond to REQORSA and enable decisions on progression of our drug candidates to the next phase of development. MD Anderson is currently analyzing biomarkers that would indicate lack of response in lung cancer that could enrich our population of responders in our clinical trials and enhance patient screening and enrollment in order to increase the likelihood of potential success of the Acclaim studies for the Company.

Acclaim – 1: We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 49 courses of treatment (approximately 36 months) and continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months) but recently had disease progression and is no longer receiving treatment. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, we decided to limit our enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that both of the patients with prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, we amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens. The Phase 2a expansion portion of the trial is now expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, will remain unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study by the end of 2025 and expect the interim analysis in the first half of 2026.

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

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, we decided to continue with our planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which we believe we would be poised to seek further regulatory guidance from the FDA on IND-enabling studies in the second half of 2025. In May 2025, following the recent completion of our August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described above). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to our unaudited consolidated condensed financial statements included in this Quarterly Report on Form 10-Q. In February 2023, the Company’s research collaborators at UP presented preclinical data in a non-human primate model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. The Company has also initiated research on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed below and in Note 2 to our unaudited consolidated condensed financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“US GAAP”). The preparation of these unaudited consolidated condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements, and the reported amounts of expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract research, manufacturing, and testing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the unaudited consolidated condensed balance sheets and within research and development expense in the unaudited consolidated condensed statements of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are valued at cost and capitalized and included in research and development supplies.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to March 31, 2025. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Depreciation. Depreciation expense consists of depreciation from our fixed assets consisting of our property, equipment, and furniture. We depreciate our assets over their estimated useful life. We estimate furniture and computer and office equipment to have a three to five year life.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following summarizes our results of operations for the three months ended March 31, 2025 and 2024.

Research and Development Expense

Research and development (“R&D”) expense for the three months ended March 31, 2025 was $2,539,993, compared to $3,274,380 for the three months ended March 31, 2024, a decrease of $734,387, or 22%. This decrease was primarily due to (i) reduction in clinical and manufacturing expenses due to closing of the Acclaim-2 clinical trial, (ii) differences in enrollment of the Acclaim-1 and Acclaim-3 clinical trials during each of the periods, and (iii) reduction of R&D overheads and employee associated expenses with a reduction of R&D staff from 15 employees at March 31, 2024 to 9 employees at March 31, 2025.

General and Administrative Expense

General and administrative (“G&A”) expense for the three months ended March 31, 2025 was $1,429,299, compared to $2,719,667 for the three months ended March 31, 2024, a decrease of $1,290,368, or 47%. This decrease was primarily due to the implementation of expense reduction strategies by leadership which significantly reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of G&A staff from 11 employees at March 31, 2024 to 6 employees at March 31, 2025.

Other Income. Other income was $4,771 and $27,713 for the three months ended March 31, 2025, and 2024, respectively, representing a decrease of $22,942. The decrease was primarily due to lower cash balances held in interest bearing accounts for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Depreciation Expense. There was no depreciation expense for the three months ended March 31, 2025, and $2,670 of depreciation expense for the three months ended March 31, 2024, representing a decrease of $2,670, or 100%. The change in depreciation expense for the three months ended March 31, 2025 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Net Loss. We had a net loss of $3,964,601 and $5,968,869 for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of $2,004,268, or 34%. The decrease in net loss between these periods was primarily due to (i) the closing of the Acclaim-2 clinical trial and associated reductions in clinical and manufacturing related expenses, and (ii) the implementation of expense reduction strategies by leadership, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 26 employees at March 31, 2024 to 15 employees at March 31, 2025.

Liquidity and Capital Resources

From inception through March 31, 2025, we have never generated revenue from product sales and have incurred net losses in each year. As of March 31, 2025, we had an accumulated deficit of $158,764,044. We have funded our operations primarily through the sale and issuance of capital stock.

For the year ended December 31, 2024, we (i) sold 5,366,503 shares of common stock for aggregate net proceeds of $6.3 million pursuant to our 2023 ATM Facility (defined below), and (ii) completed a registered direct offering in which we sold (x) 165,000 shares of our common stock, (y) pre-funded warrants exercisable for up to an aggregate of 1,377,112 shares of our common stock (“March 2024 Pre-Funded Warrants”), and (z) warrants exercisable for up to an aggregate of 1,542,112 shares of our common stock (“March 2024 Common Warrants”), for net proceeds of approximately $5.8 million. In connection with the March 2024 registered direct offering, we amended certain existing warrants to reduce the exercise price and extend the term thereof. See also “Note 4 - Equity - Registered Direct Offering” to our unaudited consolidated condensed financial statements included in this Quarterly Report on Form 10-Q. As of December 31, 2024, all of the 1,377,112 March 2024 Pre-Funded Warrants had been exercised for shares of common stock.

During the three months ended March 31, 2025, we sold 13,278,666 shares of common stock for aggregate gross proceeds of approximately $6.2 million (resulting in aggregate net proceeds of $6,028,103 after offering expenses), pursuant to our 2023 ATM Facility (defined below). From April 1, 2025 through the date of filing of this Quarterly Report on Form 10-Q we sold 3,661,788 shares of common stock for aggregate gross proceeds of approximately $0.9 million (resulting in aggregate net proceeds of $867,844 after offering expenses), pursuant to our 2023 ATM Facility. As of the filing date of this Quarterly Report on Form 10-Q, we do not have any remaining capacity under the current prospectus supplement covering the 2023 ATM Facility offering, as most recently updated by the Fourth Sticker Supplement filed on December 20, 2024 to reflect the amount of common stock we are eligible to sell under General Instruction I.B.6 to Form S-3.

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (our “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Agreement, and also have provided the Agent with customary indemnification and contribution rights. See also “Note 4 - Equity - At-The-Market Offering” to our unaudited consolidated condensed financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2025, we had $3,468,338 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-3 clinical trials (of which both are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect interim enrollment of the Phase 2a expansion portion of the Acclaim-1 trial to be completed by the end of 2025. We expect interim enrollment in the Phase 2 dose expansion portion of the Acclaim-3 trial to be completed in the second half of 2025. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our ATM Facility pursuant to our Agreement with the Agent (to the extent we have available capacity under General Instruction I.B.6 of Form S-3; as noted above the current prospectus supplement for the ATM Facility has utilized all available capacity as of the filing date of this Quarterly Report on Form 10-Q), and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively over the next 12 months, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities through the end of the second quarter of 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients and additional time required in connection with transitions to new third party CDMOs and the manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash during the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,161,425)	$(5,297,891)
Net cash used in investing activities	—	(15,822)
Net cash provided by financing activities	6,028,103	6,793,199
Net increase in cash and cash equivalents	$1,866,678	$1,479,486

Cash used in operating activities

Net cash used in operating activities was $4,161,425 and $5,297,891 for the three months ended March 31, 2025, and 2024, respectively, a decrease of $1,136,466, or 21%. This decrease was primarily due to (i) the closing of the Acclaim-2 clinical trial and associated reductions in clinical and manufacturing related expenses, and (ii) the implementation of expense reduction strategies by leadership, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 26 employees at March 31, 2024 to 15 employees at March 31, 2025.

Cash provided by (used in) investing activities

The Company had no net cash provided by or used in investing activities for the  three months ended March 31, 2025, compared to net cash used in investing activities of $15,822 for the three months ended March 31, 2024. This difference in net cash used in investing activities was primarily due to timing associated with filing and patent prosecution costs of our intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $6,028,103 and $6,793,199 during the three months ended March 31, 2025, and 2024, respectively. This decrease of $765,096 was primarily due to differences in amounts raised by sales of our securities in capital raising activities conducted during the three months ended March 31, 2025, and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information called for by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer (currently the same person following the passing of Mr. Varner, the Company’s former President, Chief Executive Officer and Chairman of the Board, on May 7, 2024), as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2025. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended March 31, 2025, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with US GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the quarter ended March 31, 2025, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) continued evaluation and documentation of policies, processes, and controls, both manual and automated; (ii) evaluation and updates to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members; and (iii) training related to enterprise risk management for key staff.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we issued and sold the following unregistered securities:

On January 2, 2025, we issued 5,000 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended March 31, 2025.

The foregoing issuances of securities were not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Other Information – Nasdaq Compliance Matters

As previously reported, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(1). Also as previously reported, on December 30, 2024, we submitted to the Staff a plan to regain compliance with Listing Rule 5550(b)(1), and on February 11, 2025, the Staff notified us that it granted an extension to regain compliance with the minimum stockholders’ equity requirement. The terms of the extension granted by the Staff were as follows: the Staff required that we report $2.5 million in stockholders’ equity in this Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025, and include an affirmative statement that, as of the date the report is filed, we believe we have regained and can maintain compliance with the stockholders’ equity requirement.

In our unaudited consolidated condensed balance sheet as of March 31, 2025 included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we reported total stockholders’ equity of $3,867,855.  In addition, as of the date that this Quarterly Report on Form 10-Q is filed, we believe that we have stockholders’ equity above $2.5 million.  Accordingly, we believe that we have regained and can maintain compliance with the Nasdaq minimum stockholders’ equity listing requirement as set forth in Listing Rule 5550(b)(1). Our future compliance is subject to the availability of additional financing. See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, above.

Additionally, also as previously reported, on February 7, 2025, we received a letter from the Staff of Nasdaq notifying us that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we are not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until August 6, 2025, to regain compliance with the Minimum Bid Price Requirement. We will continue to monitor the closing bid price of our common stock and assess potential actions to regain compliance with the Minimum Bid Price Requirement and may, if appropriate, consider and effectuate available options, including implementation of a reverse stock split of our common stock. If Nasdaq were to determine to delist our common stock for failure to satisfy the Minimum Bid Price Requirement, we would have the right to appeal to a Nasdaq hearings panel, but there can be no assurance that any such appeal would be successful.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  March 31, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated January 31, 2024, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024.

3.3	Amended and Restated Bylaws of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.4	Amendment No. 1 adopted and approved by the Registrant’s Board of Directors on October 18, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 23, 2023.

3.5	Amendment No. 2 adopted and approved by Registrant’s Board of Directors on March 29, 2025, incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2025.

10.1+	Exclusive License Agreement, dated February 17, 2025, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

+ Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.
(Registrant)

Date: May 12, 2025	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)