Form 10-Q
period 2025-06-30
Genprex, Inc.
filed 2025-08-14
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 1, 2025, the registrant had 33,466,784 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2025	2024
Assets	(unaudited)	(see Note 2)
Current assets:
Cash and cash equivalents	$1,346,844	$1,601,660
Prepaid expenses and other	709,340	475,807
Total current assets	2,056,184	2,077,467
Other non-current assets:
Research and development supplies	1,771,340	2,046,858
Total other assets	1,771,340	2,046,858
Total assets	$3,827,524	$4,124,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$930,812	$1,074,295
Other current liabilities	1,505,517	1,429,875
Total current liabilities	2,436,329	2,504,170
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 33,145,048 and 10,860,655 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	33,145	10,861
Additional paid-in capital	164,796,996	156,408,737
Accumulated deficit	(163,438,946)	(154,799,443)
Total stockholders’ equity	1,391,195	1,620,155
Total liabilities and stockholders’ equity	$3,827,524	$4,124,325

See accompanying notes to the unaudited consolidated condensed financial statements.

Genprex, Inc.

Consolidated Condensed Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Depreciation	$—	$2,288	$—	$4,958
Research and development	2,499,495	1,666,522	5,039,489	4,940,902
General and administrative	2,182,289	4,849,472	3,611,587	7,569,140
Total operating expenses	4,681,784	6,518,282	8,651,076	12,515,000
Operating loss	(4,681,784)	(6,518,282)	(8,651,076)	(12,515,000)
Other income	6,881	23,057	11,652	50,771
Realized and unrealized gain (loss)	2	(620)	(79)	(485)
Net loss	(4,674,901)	(6,495,845)	(8,639,503)	(12,464,714)
Deemed dividend related to warrant modification	—	—	—	(277,119)
Net loss attributable to common stockholders	$(4,674,901)	$(6,495,845)	$(8,639,503)	$(12,741,833)
Net loss per share applicable to common stockholders — basic and diluted	$(0.17)	$(3.00)	$(0.40)	$(6.59)
Weighted average number of common shares — basic and diluted	27,593,952	2,161,961	21,463,658	1,891,773

See accompanying notes to the unaudited consolidated condensed financial statements.

Genprex, Inc.

Consolidated Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity
Balance at December 31, 2024	10,860,655	$10,861	$156,408,737	$(154,799,443)	$1,620,155
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	13,278,666	13,278	6,014,825	—	6,028,103
Issuance of common stock for services	5,000	5	4,500	—	4,505
RSUs conversion to common stock	10,027	11	(11)	—	—
Share-based compensation	—	—	179,693	—	179,693
Net loss	—	—	—	(3,964,602)	(3,964,602)
Balance at March 31, 2025	24,154,348	$24,155	$162,607,744	$(158,764,045)	$3,867,854
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	7,719,638	7,719	1,735,022	—	1,742,741
Issuance of common stock for services	1,191,859	1,192	365,510	—	366,702
RSUs conversion to common stock	79,203	79	(79)	—	—
Share-based compensation	—	—	88,799	—	88,799
Net loss	—	—	—	(4,674,901)	(4,674,901)
Balance at June 30, 2025	33,145,048	$33,145	$164,796,996	$(163,438,946)	$1,391,195

Balance at December 31, 2023	1,485,902	$1,486	$141,103,178	$(133,688,280)	$7,416,384
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	323,474	323	6,792,876	—	6,793,199
Issuance of common stock for services	36,375	36	180,684	—	180,720
Company issued rounding of street name accounts for reverse stock split	64,690	65	(65)	—	—
RSUs conversion to common stock	12,145	13	(13)	—	—
Share-based compensation	—	—	335,246	—	335,246
Deemed dividend related to warrant modification	—	—	(277,119)	—	(277,119)
Warrant modification	—	—	277,119	—	277,119
Net loss	—	—	—	(5,968,869)	(5,968,869)
Balance at March 31, 2024	1,922,586	$1,923	$148,411,906	$(139,657,149)	$8,756,680
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	608,671	609	20,153	—	20,762
Issuance of common stock for services	5,000	5	14,845	—	14,850
RSUs conversion to common stock	19,478	19	(19)	—	—
Share-based compensation	—	—	2,049,103	—	2,049,103
Net loss	—	—	—	(6,495,845)	(6,495,845)
Balance at June 30, 2024	2,555,735	$2,556	$150,495,988	$(146,152,994)	$4,345,550

See accompanying notes to the unaudited consolidated condensed financial statements.

Genprex, Inc.

Consolidated Condensed Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,639,503)	$(12,464,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	4,958
Share-based compensation and issuance of stock for services	274,146	2,579,919
Share-based compensation and issuance of stock for services related to ELOC purchase agreement	365,553	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(233,531)	(1,141,649)
Research and development supplies	275,518	149,224
Accounts payable	(143,484)	(222,810)
Other current liabilities	75,641	(772,139)
Net cash used in operating activities	(8,025,660)	(11,867,211)
Cash flows from investing activities:
Disposals of property and equipment	—	1,167
Reductions to intellectual property	—	773,478
Net cash provided by investing activities	—	774,645
Cash flows from financing activities:
Net proceeds from issuances of common stock, pre-funded warrants, and warrants	7,770,844	6,813,961
Net cash provided by financing activities	7,770,844	6,813,961
Net decrease in cash and cash equivalents	(254,816)	(4,278,605)
Cash and cash equivalents, beginning of period	1,601,660	6,737,629
Cash and cash equivalents, end of period	$1,346,844	$2,459,024

Supplemental schedule of non-cash investing and financing activities:
Deemed dividend related to warrant modification	$—	$(277,119)

See accompanying notes to the unaudited consolidated condensed financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by the Company’s exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). The Company believes that its ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and the Company is in early stages of discovery programs to identify other cancer candidates. In August 2022, the Company entered into a sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes. Additionally, the Company is collaborating with MD Anderson to discover, develop and utilize biomarkers to select the patient population most likely to respond to REQORSA and enable decisions on progression of its drug candidates to the next phase of development. MD Anderson researchers currently are analyzing biomarkers that may indicate a strong positive or negative response to REQORSA in lung cancer that could be used to enrich the Company’s population of responders in its clinical trials.

Acclaim – 1: The Company currently is enrolling and treating patients in the Phase 2a expansion portion of its Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 52 courses of treatment (approximately 36 months) and continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months) but then had disease progression and REQORSA treatment was stopped. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. Genprex opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, the Company decided to limit its enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that two of the patients with prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, the Company amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens. The Phase 2a expansion portion of the trial, is now expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, remains unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. The Company expects to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study by the first quarter of 2026 and expects the interim analysis in the first half of 2026.

The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed on Tagrisso treatment.

The Phase 2a expansion portion of the Acclaim-1 study provides the Company the advantage of early insight into drug effectiveness in defined and distinct patient populations at the maximum tolerated dose or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the expansion portion of the study.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Acclaim – 3: The Company is currently enrolling and treating patients in the Phase 2 expansion portion of its Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. On December 16, 2024, the Company announced that it had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee determined that the RP2D of REQORSA will be 0.12 mg/kg, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. The Company anticipates that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. The Company expects to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the first quarter of 2026.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, Genprex has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. The Company finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, the Company submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, Genprex decided to continue with its planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. The Company is currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which the Company believes it would be poised to seek further regulatory guidance from the FDA on IND-enabling studies in the second half of 2025. In May 2025, following the recent completion of our  August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass the Company’s most recent technologies to which Genprex originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  In February 2023, the Company’s research collaborators at UP presented preclinical data in a non-human primate model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. In June 2025, our collaboration partners had two presentations at the 2025 American Diabetes Association (ADA) 85th Scientific Sessions.  Genprex’s research collaborators from UP were invited to give an oral presentation highlighting their work in non-human primate models of Type 1 diabetes.  In addition, Genprex’s contract development and manufacturing organization collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

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

Genprex believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for its necessary operations and expected clinical trial activities through the end of August 2025. Genprex has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development and operations. The Company plans to secure such additional funding and is evaluating various strategies to obtain additional financing, although the Company can give no assurance that its plans or strategies will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above.

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

JUNE 30, 2025

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

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements, which include the accounts of the Company and its wholly-owned subsidiary, Convergen Biotech, Inc., have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions are eliminated in consolidation. As of  June 30, 2025, Convergen Biotech, Inc. has yet to initiate operating activity.

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

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. The Company has cash in a money market account and had $1,096,808 and $1,351,625 in excess of FDIC insured limits of $250,000 at June 30, 2025 and December 31, 2024, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 2,264,652 unexercised options granted by the Company’s board of directors and unexercised warrants to purchase shares of common stock, and (ii) 80,000 unvested restricted stock units granted by the Company’s board of directors representing the right upon vesting to receive shares of common stock, in each case as of June 30, 2025.

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

JUNE 30, 2025

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

Research and development supplies purchased, valued at cost, and capitalized for future use were $1,771,340 and $2,046,858 at June 30, 2025 and December 31, 2024, respectively.

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

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the six months ended June 30, 2025, there were no deemed impairments of the Company’s long-lived assets.

Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the consolidated statement of operations. The Company determined that certain features under the Equity Line of Credit (see Note 4 – Equity – Equity Line of Credit) qualified as an embedded derivative. The derivative liability is accounted for separately from the Equity Line of Credit Purchase Agreement at fair value, which has been deemed de minimus, and, accordingly, no amount has been recorded on the accompanying consolidated condensed balance sheet as of  June 30, 2025, related to this derivative liability.

Modification of Equity Classified Warrants

A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant over and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for any incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt financing, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications, the incremental change in fair value is recognized as a deemed dividend. During the six months ended June 30 2025, there were no modifications of equity classified warrants. During the six months ended June 30 2024, the Company recognized a modification of an equity classified warrant as a deemed dividend.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after June 30, 2025, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

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

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 3 - Intellectual Property

As of June 30, 2025, Genprex owned or had exclusive license agreements on 12 granted patents and 25 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, New York University, MD Anderson, the University of Texas Southwestern Medical Center, the University of Texas Health Sciences Center at Houston, the University of Michigan, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims and costs are expensed as incurred. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

NYU

On April 25, 2025, the Company and New York University (“NYU”) entered into a License Agreement (the “NYU License Agreement”), which granted Genprex patent exclusivity and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma.

UTHealth Houston

On May 2, 2025, the Company and the Board of Regents of The University of Texas System on behalf of The University of Texas Health Sciences Center at Houston (“UTHealth Houston” or “UTH”) entered into a Patent and Technology License Agreement (the “UTH License Agreement”), which granted Genprex exclusivity and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of glioblastoma.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

At-The-Market Offering

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. Any Shares offered and sold pursuant to the Sales Agreement will be issued pursuant to the Company’s currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023, which was declared effective on June 9, 2023. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights. During the three months ended  June 30, 2025, the Company sold 3,661,788 shares of common stock for aggregate net proceeds of $867,844 under the 2023 ATM Facility. During the six months ended  June 30, 2025, the Company sold 16,940,454 shares of common stock for aggregate net proceeds of $6,895,947 under the 2023 ATM Facility. From July 1, 2025 through the date of filing of this Quarterly Report on Form 10-Q, there were no sales of common stock pursuant to the 2023 ATM Facility.

Equity Line of Credit

On June 11, 2025, Genprex entered into an equity line of credit (“ELOC”) purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.5 million in shares of the Company’s common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at the Company’s sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Under applicable Nasdaq rules, the Company may not issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (which was 5,561,445 shares, including the commitment shares, based on 27,821,136 shares outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) the Company obtains stockholder approval to issue shares of common stock to Lincoln Park under the Purchase Agreement in excess of the Exchange Cap or (ii) the average price of all applicable sales of the common stock to Lincoln Park under the Purchase Agreement equals or exceeds the Base Price (as defined in the Purchase Agreement).  The Company is seeking stockholder approval to approve the issuance of shares of common stock in excess of the Exchange Cap at its upcoming 2025 Annual Meeting of Stockholders. Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and the Company’s determination as to the appropriate sources of funding for its operations. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby purchase equity agreement and includes an embedded put option and an embedded forward contract. Genprex will account for the Purchase Agreement as a derivative measured at fair value, with changes in fair value recognized in the consolidated statement of operations. The derivative associated with the Purchase Agreement has been deemed de minimus. As a result, the Company will expense the difference between the discounted purchase price of the settled forward and the fair value of the shares on the date of settlement as a non-cash financing cost. During the three months ended  June 30, 2025, the Company (i) issued 1,186,859 shares of common stock to Lincoln Park with a value of $365,553 as commitment shares pursuant to the 2025 ELOC Facility, which was expensed as incurred, and (ii) sold 4,057,850 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of $874,897 under the 2025 ELOC Facility.

See “Note 9 – Subsequent Events – Share Issuances” for a description of the Company’s usage of the 2025 ELOC Facility subsequent to  June 30, 2025.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Stock Issuances

During the three months ended June 30, 2025, the Company issued (i) 5,000 shares of common stock for services provided to the Company valued at $1,150 to the Chairman of its Scientific Advisory Board, (ii) 79,203 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $18,058 to Company executives, employees, and non-employee service providers, (iii) 3,661,788 shares of common stock sold for aggregate net proceeds of $867,844 under the Company’s 2023 ATM Facility, (iv) 1,186,859 shares of common stock issued to Lincoln Park as commitment shares pursuant to the Company’s 2025 ELOC Facility, and (v) 4,057,850 shares of common stock sold to Lincoln Park as purchase shares for aggregate net proceeds of $874,897 under the 2025 ELOC Facility.

During the six months ended  June 30, 2025, the Company issued (i) 10,000 shares of common stock for services provided to the Company valued at $5,656 to the Chairman of its Scientific Advisory Board, (ii) 89,230 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $21,922 to Company executives, employees, and non-employee service providers, (iii) 16,940,454 shares of common stock sold for aggregate net proceeds of $6,895,947 under the 2023 ATM Facility, (iv) 1,186,859 shares of common stock issued to Lincoln Park as commitment shares pursuant to the Company’s 2025 ELOC Facility, and (v) 4,057,850 shares of common stock sold to Lincoln Park as purchase shares for aggregate net proceeds of $874,897 under the 2025 ELOC Facility (inclusive of the shares issued during the three months ended  June 30, 2025, as described in the immediately preceding sentence).

During the three months ended June 30, 2024, the Company issued (i) 5,000 shares of common stock for services provided to the Company valued at $14,850 to the Chairman of its Scientific Advisory Board, (ii) 19,478 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $43,021 to current non-employee directors and former Company executives (Mr. Varner and Ms. Vaczy) pursuant to the terms of employment and/or separation agreements, (iii) 598,112 shares of common stock upon the exercise of pre-funded warrants at a nominal exercise price associated with the Company’s March 2024 offering (the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant having been previously paid as the investor’s subscription price for the pre-funded warrants at the closing of such offering), and (iv) 10,559 shares of common stock sold for aggregate net proceeds of $20,701 under the Company’s 2023 ATM Facility.

During the six months ended June 30, 2024, the Company issued (i) 5,125 shares of common stock for services provided to the Company valued at $16,020 to the Chairman of its Scientific Advisory Board, (ii) 36,250 shares of common stock to service providers of the Company valued at $179,550, (iii) 31,623 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $96,460 to Company executives and employees, non-employee directors, and former Company executives (Mr. Varner and Ms. Vaczy) pursuant to the terms of employment and/or separation agreements, (iv) 64,690 shares of common stock due to adjustments related to the Company’s Reverse Split, (v) 169,033 shares of common stock sold for aggregate net proceeds of $902,647 under the Company’s 2023 ATM Facility, as described above, (vi) 165,000 shares of common stock sold for aggregate net proceeds of approximately $5.8 million associated with the Company’s March 2024 offering, as described above, and (vii) 598,112 shares of common stock upon the exercise of pre-funded warrants at a nominal exercise price associated with the Company’s March 2024 offering (the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant having been previously paid as the investor’s subscription price for the pre-funded warrants at the closing of such offering) (inclusive of the shares issued during the three months ended  June 30, 2024, as described in the immediately preceding sentence).

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding as of  June 30, 2025 and  December 31, 2024.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 33,145,048 and 10,860,655 shares of its common stock outstanding as of  June 30, 2025 and  December 31, 2024, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three and six months ended June 30, 2025 and 2024, respectively, is as follows:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	1,981,079	$10.05	346,440	$57.79
Warrants issued	—	—	3,011,751	2.26
Outstanding at March 31,	1,981,079	$10.05	3,358,191	$5.93
Warrants exercised	—	—	598,112	0.00
Outstanding at June 30,	1,981,079	$10.05	2,760,079	$7.22

The Company did not issue or cancel any warrants during the three or six months ended  June 30, 2025. The Company did not record any share-based compensation related to warrants during the three or six months ended June 30, 2025. The Company expects to record approximately $0.3 million of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of June 30, 2025. The Company does not expect to record share-based compensation for time-based vesting through the end of the fiscal year 2025 and expects to record approximately $0.3 million of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of  June 30, 2025.

During the three months ended  June 30, 2024, the Company (i) did not issue any warrants, and (ii) issued 598,112 shares of common stock associated with the partial exercise of March 2024 Pre-Funded Warrants. During the six months ended  June 30, 2024, and in connection with the registered direct offering, with an institutional investor, completed on March 21, 2024, Genprex (i) issued pre-funded warrants to purchase up to an aggregate of 1,377,112 shares of common stock at a nominal exercise price of $0.0001 per share (such exercise price representing the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant net of the portion of the subscription price therefor paid at closing), (ii) issued warrants to purchase up to 1,542,112 shares of common stock, at an exercise price of $4.09 per share, (iii) issued warrants to purchase up to 92,527 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”), at an exercise price of $5.2688 per share, (iv) amended existing warrants to purchase up to an aggregate of 194,248 shares of common stock that were previously issued to the same institutional investor in March 2023 and July 2023, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of the March 2024 offering, and (v) issued 598,112 shares of common stock associated with the partial exercise of March 2024 Pre-Funded Warrants (inclusive of the shares issued during the three months ended  June 30, 2024, as described in the immediately preceding sentence). During the three and six months ended June 30, 2024, Genprex recorded share-based compensation of $6,841 and $15,757, respectively, associated with the vesting and issuance of warrants.

As of June 30, 2025, the Company had outstanding warrants to purchase 1,981,079 shares of common stock at a weighted average exercise price of $10.05 that have been issued to various consultants, investors, and placement agents. The warrants are fully vested, are exercisable for a period of up to five years from the date of issuance, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $4.09 to $288.80 per share and have per-share fair values ranging from $1.21 to $185.00, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of warrants granted via Black-Scholes-Merton pricing models for the six months ended 2024:

Six Months Ended June 30, 2024
Expected term (in years):	5.0
Risk-free rate:	4.52%
Volatility:	87.49%
Dividend yield:	0%

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

On  January 1, 2024 and 2025, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 74,294 and 543,032 shares, respectively. As of June 30, 2025, a total of 464,367 shares of common stock remain available for issuance under the 2018 Plan.

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

Stock Options

As of June 30, 2025, Genprex had outstanding stock options to purchase 283,573 shares of common stock that have been granted to various executives, employees, non-employee directors, and independent contractors of the Company, including outstanding stock options to purchase 25,417 shares of common stock issued as inducement grants, outside of the 2018 Plan, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $18.00 to $392.00 per share. The per-share fair values of these options range from $12.62 to $317.20.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The Company did not issue stock options for the three or six months ended  June 30, 2025. During the six months ended  June 30, 2025, the Company cancelled stock options to purchase 63 shares of common stock with an exercise price of $85.60 per share in connection with the termination of an employee.

The Company did not issue stock options for the three or six months ended June 30, 2024. During the three months ended  June 30, 2024, the Company cancelled stock options to purchase 1,193 shares of common stock with an exercise price of $55.10 per share in connection with the termination of employees. During the six months ended  June 30, 2024, the Company cancelled stock options to purchase 1,631 shares of common stock with an exercise price of $49.01 per share in connection with the termination of employees (inclusive of the options cancelled during the three months ended June 30, 2024 described in the immediately preceding sentence).

The weighted average remaining contractual term for the outstanding options at  June 30, 2025 and  December 31, 2024 is 4.61 and 5.11 years, respectively.

Stock option activity for the three and six months ended June 30, 2025 and 2024, respectively, is as follows:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	283,636	$121.67	285,883	$121.11
Options expired or cancelled	63	85.60	438	32.40
Outstanding at March 31,	283,573	$121.67	285,445	$121.25
Options expired or cancelled	—	—	1,193	55.10
Outstanding at June 30,	283,573	$121.67	284,252	$121.52

Restricted Stock Units

During the three months ended  June 30, 2025, the Company (i) withheld 14,997 shares to cover taxes associated with the vesting of employee issued RSUs, and (ii) issued 79,203 shares of common stock associated with the vesting of RSUs to employees. During the six months ended  June 30, 2025, the Company (i) granted 80,000 RSUs to non-executive employees, (ii) withheld 16,405 shares to cover taxes associated with the vesting of employee issued RSUs, (iii) cancelled 314 RSUs associated with the termination of an employee, and (iv) issued 89,230 shares of common stock associated with the vesting of RSUs to employees.

During the three months ended  June 30, 2024, the Company (i) withheld 3,744 shares to cover taxes associated with the vesting of RSUs issued to prior executives, (ii) cancelled 266 RSUs associated with the termination of employees, and (iii) issued 19,478 shares of common stock associated with the vesting of RSUs issued to board members. During the six months ended  June 30, 2024, the Company (i) withheld 9,830 shares to cover taxes associated with the vesting of employee issued RSUs, (ii) cancelled 266 RSUs associated with the termination of employees, and (iii) issued 31,623 shares of common stock associated with the vesting of RSUs to executives, employees, and non-employee directors (inclusive of the RSUs described in the immediately preceding sentence during the three months ended June 30, 2024).

A summary of the RSU activity under the 2018 Plan during the three and six months ended  June 30, 2025 and 2024, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	105,949	$7.21	51,862	$59.48
Restricted stock units granted	80,000	0.44	—	—
Restricted stock units vested	10,027	56.29	12,145	66.00
Restricted stock units forfeited or cancelled	1,722	56.57	6,086	66.00
Outstanding at March 31,	174,200	$0.79	33,631	$55.95
Restricted stock units vested	79,203	1.08	19,478	48.65
Restricted stock units forfeited or cancelled	14,997	1.08	4,010	66.00
Outstanding at June 30,	80,000	$0.44	10,143	$66.00

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Share-Based Compensation

For the three and six months ended June 30, 2025, the Company’s total share-based compensation was approximately $0.5 million, including $0.1 million of R&D expense and $0.4 million of G&A expense, and $0.6 million, including $0.1 million of R&D expense and $0.5 million of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  June 30, 2025, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $0.1 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of June 30, 2025, the weighted average term over which these expenses are expected to be recognized is 1.64 years.

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

As of June 30, 2025, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $0.3 million. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, Genprex established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company incurred $26,944 and $53,332 of expense for matching contributions to the 401(k) Plan during the three and six months ended June 30, 2025, respectively. The Company incurred $36,529 and $73,919 of expense for matching contributions to the 401(k) Plan during the three and six months ended June 30, 2024, respectively.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, who prior to his passing in May 2024, was the Company’s President, Chief Executive Officer and Chairman of the Board and who was IRI’s sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of Genprex in August 2012, the Company entered into an Assignment and Collaboration Agreement with IRI, providing Genprex with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (see Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center). There were no amounts incurred or due under this agreement at June 30, 2025 and December 31, 2024.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 7 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson (the “August 2022 SRA”) to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with an initial projected total cost of approximately $2.9 million. On June 7, 2024, the Company amended the August 2022 SRA with MD Anderson to (i) extend the sponsored research program an additional six months, (ii) amend the quarterly budget from approximately $240,000 to $165,000 per quarter, and (iii) amend the total commitment from $2.9 million to approximately $2.76 million. The Company incurred approximately $165,701 of expense from this agreement during the three months ended  June 30, 2025. As of June 30, 2025, the Company has paid approximately $2.1 million toward this $2.76 million commitment.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses. The Company incurred $155,000 and $50,000 of expense for each of the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company has paid approximately $525,000 toward the above-described commitment under this agreement.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health to be paid upon the Company’s receipt of FDA approval using NIH technology. The $240,000 contingent obligation, which increases annually by $20,000, and is $400,000 and $380,000 as of June 30, 2025 and December 31, 2024, respectively, will be recognized if and when it is probable the Company will obtain regulatory approval (the event that triggers the payment obligation).

NYU

On April 25, 2025, the Company and NYU entered into the NYU License Agreement, which granted Genprex patent exclusivity and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma.  Pursuant to the NYU License Agreement, Genprex agreed to pay: (i) an initial license fee of $5,000, (ii) annual license fees of $35,000 for the first and second year anniversaries, $25,000 for the third anniversary and $50,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter, (iii) running low single digit percentage royalties ranging from 1% to 2% of net sales, (iv) certain potential technical milestone payments through regulatory approval up to an aggregate of approximately $400,000, and (v) certain patent related expenses. As of June 30, 2025, Genprex has paid approximately $5,000 toward this commitment.

University of Michigan

On November 11, 2024, the Company and the University of Michigan entered into the UM License Agreement, which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of  REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer. Genprex agreed to pay: (i) an initial license issue fee of $30,000, (ii) running low single digit percentage royalties ranging from 1% to 3% of net sales, (iii) minimum annual royalties in a fixed cash amount of $15,000 for 2025 and 2026, and $30,000 for 2027 and each year thereafter during the term of the UM License Agreement, (iv) a tiered double digit percentage share of non-royalty sublicense income ranging from 10% to 40%, and (v) certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones. The Company incurred no expense for each of the three months ended June 30, 2025. As of June 30, 2025, Genprex has paid approximately $30,000 toward this commitment.

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

University of Pittsburgh

Pursuant to the New UP License Agreement dated February 17, 2025, by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $10,000, (ii) annual maintenance fees of $65,000 for the first, second and third years, and $120,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,825,000 in milestone payments related to the usage of the licensed technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense for each of the three months ended June 30, 2025.  As of June 30, 2025, Genprex has paid approximately $10,000 toward this commitment.

UTHealth Houston

On May 2, 2025, the Company and UTHealth Houston entered into the UTH License Agreement, which granted Genprex exclusivity and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of glioblastoma.  Pursuant to the UTH License Agreement, Genprex agreed to pay: (i) an initial license issue fee of $10,000 along with additional, staggered upfront license fees totaling another $40,000 and an annual license management fee of $3,000, (ii) running low single digit percentage royalties ranging from 0.10% to 0.25% of net product sales, (iii) minimum annual royalty of $25,000 beginning after the first year in which royalties obligations commence pursuant to the UTH License Agreement, (iv) certain potential clinical and regulatory milestone payments through FDA and international regulatory approvals up to an aggregate of approximately $360,000, and (v) certain patent related expenses. As of June 30, 2025, Genprex has paid approximately $10,000 toward this commitment.

Contract Development and Manufacturing Organization

Genprex entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization (“CDMO”) to manufacture good manufacturing practices (“GMP”) grade materials for use in the Company’s clinical trials with a projected total cost at inception of approximately $4.5 million. On April 2, 2024, the Company was informed by the CDMO that the CDMO was ceasing certain manufacturing operations subject to the development services agreement. On June 30, 2024, the development services agreement was terminated by mutual agreement and the CDMO returned $1.3 million to the Company and no additional commitments are obligated or owed by the Company. The Company did not incur any expense from this agreement during each of the six months ended June 30, 2025 and 2024, respectively.

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

GENPREX, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Note 8 - Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single segment (the “Segment”) for the purposes of assessing performance and making operating decisions. The CODM of the Segment is the Company’s Chief Executive Officer. The Segment is focused on pioneering the discovery and development of gene therapies for use in patient populations with unmet medical needs. The accounting policies for the Segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the consolidated condensed statements of operations. Further, the following represents information about segment loss and significant segment expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Less:
Clinical and regulatory	1,659,513	1,971,538	3,366,218	4,105,576
Manufacturing	472,598	(252,279)	955,663	519,839
Research	328,991	(243,915)	637,317	(3,845)
General and administrative support	1,761,765	2,968,623	3,048,188	5,273,733
Non-cash expenses(1)	458,917	2,074,315	643,690	2,619,698
Other income	6,881	23,057	11,652	50,771
Plus:
Realized and unrealized gain (loss)	2	(620)	(79)	(485)
Segment and net loss	$4,674,901	$6,495,845	$8,639,503	$12,464,715

(1) Includes $458,917 and $2,072,026 of stock-based compensation expense for the three months ended  June 30, 2025 and 2024, respectively, and $0 and $2,288 of depreciation and amortization expense for the three months ended  June 30, 2025 and 2024, respectively. Includes $643,690 and $2,614,740 of stock-based compensation expense for the six months ended June 30, 2025 and 2024, respectively, and $0 and $4,958 of depreciation and amortization expense for the six months ended June 30, 2025 and 2024, respectively, inclusive of the amount stated in the preceding sentence.

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

Share Issuances

On July 1, 2025, Genprex issued 5,000 shares of its common stock to the Chairman of its Scientific Advisory Board in consideration for services. From July 1, 2025 through the date of filing of this Quarterly Report on Form 10-Q, the Company has sold 316,736 shares of its common stock to Lincoln Park as purchase shares for aggregate net proceeds to the Company totaling $70,315 under the 2025 ELOC Facility. As of the filing date of this Quarterly Report on Form 10-Q, the Company has utilized the full 5,561,455 share capacity available under the Exchange Cap applicable to the 2025 ELOC Facility (with any further sales thereunder requiring stockholder approval first be obtained or alternatively, satisfaction of the above-described average price condition for all shares issued to Lincoln Park under the 2025 ELOC Facility in accordance with Nasdaq rules). The Company is seeking stockholder approval to approve the issuance of shares of common stock in excess of the Exchange Cap at its upcoming 2025 Annual Meeting of Stockholders.  See “Note 4 – Equity – Equity Line of Credit,” above, and “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” below.

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

Our ability to regain (as applicable) and maintain compliance with the continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock;

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

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We believe that our ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and we are in early stages of discovery programs to identify other cancer candidates. In August 2022, we entered into a sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes. Additionally, we are collaborating with MD Anderson to discover, develop and utilize biomarkers to select the patient population most likely to respond to REQORSA and enable decisions on progression of our drug candidates to the next phase of development. MD Anderson researchers currently are analyzing biomarkers that may indicate a strong positive or negative response to REQORSA in lung cancer that could be used to enrich our population of responders in our clinical trials.

Acclaim – 1: We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 52 courses of treatment (approximately 36 months) and continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months) but then had disease progression and REQORSA treatment was stopped. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, we decided to limit our enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that two of the patients with prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, we amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens. The Phase 2a expansion portion of the trial is now expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, remains unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study by the first quarter of 2026 and expect the interim analysis in the first half of 2026.

The Food and Drug Administration (“FDA”) has granted Fast Track Designation for the Acclaim-1 treatment combination of REQORSA and Tagrisso in NSCLC patients who have progressed on Tagrisso treatment.

The Phase 2a expansion portion of the Acclaim-1 study provides us the advantage of early insight into drug effectiveness in defined and distinct patient populations at the maximum tolerated dose or RP2D in order to better evaluate efficacy and increase the likelihood of a successful randomized Phase 2 trial which will follow the expansion portion of the study.

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

Acclaim – 3: We are currently enrolling and treating patients in the Phase 2 expansion portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. On December 16, 2024, we announced that we had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee determined that the RP2D of REQORSA will be 0.12 mg/kg, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. We anticipate that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. We expect to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the first quarter of 2026.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, we decided to continue with our planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which we believe we would be poised to seek further regulatory guidance from the FDA on IND-enabling studies in the second half of 2025. In May 2025, following the recent completion of our August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  In February 2023, the Company’s research collaborators at UP presented preclinical data in a non-human primate model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. In June 2025, our collaboration partners had two presentations at the 2025 American Diabetes Association (ADA) 85th Scientific Sessions. Our research collaborators from UP were invited to give an oral presentation highlighting their work in non-human primate models of Type 1 diabetes.  In addition, our contract development and manufacturing organization collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Recent Developments - Equity Line of Credit

On June 11, 2025, we entered into an equity line of credit (“ELOC”) purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.5 million in shares of our common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at our sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”).  Under applicable Nasdaq rules, the Company may not issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of common stock to Lincoln Park under the Purchase Agreement in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the Base Price (as defined in the Purchase Agreement).  The Company is seeking stockholder approval to approve the issuance of shares of common stock in excess of the Exchange Cap at its upcoming 2025 Annual Meeting of Stockholders. Sales of shares of our common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to June 30, 2025. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

We recognize all research and development costs as they are incurred except those capitalized with alternative further use. Clinical trial costs, contract manufacturing and other development costs incurred by third-parties are expensed as the contracted work is performed.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following summarizes our results of operations for the three and six months ended June 30, 2025 and 2024.

Research and Development Expense

Research and development (“R&D”) expense for the three months ended June 30, 2025 was $2,499,495, compared to $1,666,522 for the three months ended June 30, 2024, an increase of $832,973, or 50%. This increase was primarily due to (i) the reduction of approximately $1.165 million of R&D expense during the three months ended June 30, 2024 due to a one-time refund from a contract manufacturer, (ii) differences in enrollment of the Acclaim-1 and Acclaim-3 clinical trials during each of the periods, and (iii) reduction of R&D overheads and employee associated expenses with a reduction of R&D staff from thirteen employees at June 30, 2024 to nine employees at June 30, 2025.

Research and development expense for the six months ended June 30, 2025 was $5,039,489, compared to $4,940,902 for the six months ended June 30, 2024, an increase of $98,587, or 2%. This increase was primarily due to (i) the reduction of approximately $1.165 million of R&D expense during the three months ended June 30, 2024 due to a one-time refund from a contract manufacturer, (ii) reduction in clinical and manufacturing expenses due to closing of the Acclaim-2 clinical trial, (iii) differences in enrollment of the Acclaim-1 and Acclaim-3 clinical trials during each of the periods, and (iv) reduction of R&D overheads and employee associated expenses with a reduction of R&D staff from thirteen employees at June 30, 2024 to nine employees at June 30, 2025.

General and Administrative Expense

General and administrative (“G&A”) expense for the three months ended June 30, 2025 was $2,182,289, compared to $4,849,472 for the three months ended June 30, 2024, a decrease of $2,667,183, or 55%. This decrease was primarily due to the implementation of expense reduction strategies by leadership which significantly reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of G&A staff from eight employees at June 30, 2024 to six employees at June 30, 2025.

General and administrative expense for the six months ended June 30, 2025 was $3,611,587, compared to $7,569,140 for the six months ended June 30, 2024, a decrease of $3,957,553, or 52%. This decrease was primarily due to the implementation of expense reduction strategies by leadership which significantly reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of G&A staff from eight employees at June 30, 2024 to six employees at June 30, 2025.

Other Income. Other income was $6,881 and $23,057 for the three months ended June 30, 2025 and 2024, respectively, representing a decrease of $16,176. The decrease was primarily due to lower cash balances held in interest bearing accounts for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Other income was $11,652 and $50,771 for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of $39,119. The decrease was primarily due to lower cash balances held in interest bearing accounts for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Depreciation Expense. There was no depreciation expense for the three months ended June 30, 2025, and $2,288 of depreciation expense for the three months ended June 30, 2024, representing a decrease of $2,288. The change in depreciation expense for the three months ended June 30, 2025 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

There was no depreciation expense for the six months ended June 30, 2025, and $4,958 of depreciation expense for the six months ended June 30, 2024, representing a decrease of $4,958. The change in depreciation expense for the six months ended June 30, 2025 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Net Loss. We had a net loss of $4,674,901 and $6,495,845 for the three months ended June 30, 2025 and 2024, respectively, representing a decrease of $1,820,944, or 28%. The decrease in net loss between these periods was primarily due to (i) the closing of the Acclaim-2 clinical trial and associated reductions in clinical and manufacturing related expenses, and (ii) the implementation of expense reduction strategies by leadership, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 21 employees at June 30, 2024 to 15 employees at June 30, 2025.

We had a net loss of $8,639,503 and $12,464,714 for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of $3,825,211, or 31%. The decrease in net loss between these periods was primarily due to (i) the closing of the Acclaim-2 clinical trial and associated reductions in clinical and manufacturing related expenses, and (ii) the implementation of expense reduction strategies by leadership, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 21 employees at June 30, 2024 to 15 employees at June 30, 2025.

Liquidity and Capital Resources

From inception through June 30, 2025, we have never generated revenue from product sales and have incurred net losses in each year. As of June 30, 2025, we had an accumulated deficit of $163,438,946. We have funded our operations primarily through the sale and issuance of capital stock.

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

During the six months ended June 30, 2025, we sold (i) 16,940,454 shares of common stock for aggregate gross proceeds of approximately $7.2 million (resulting in aggregate net proceeds of $6,895,947 after offering expenses), pursuant to our 2023 ATM Facility, and (ii) 5,244,709 shares of common stock (inclusive of the 1,186,859 commitment shares issued pursuant to the Purchase Agreement (as defined below)) for aggregate net proceeds of approximately $874,897, pursuant to our 2025 ELOC Facility (as defined below).  From July 1, 2025 through the date of filing of this Quarterly Report on Form 10-Q, (i) there were no sales of common stock pursuant to our 2023 ATM Facility, and (ii) we sold 316,736 shares of common stock for aggregate net proceeds of approximately $70,315, pursuant to our 2025 ELOC Facility.  As of the filing date of this Quarterly Report on Form 10-Q, (i) we have utilized the full 5,561,445 share capacity available under the Exchange Cap (as defined below) pursuant to our 2025 ELOC Facility (with any further sales thereunder requiring stockholder approval first be obtained or alternatively, satisfaction of the average price condition for all shares issued to Lincoln Park under the 2025 ELOC Facility as described below, in accordance with Nasdaq rules), and (ii) we do not have any remaining capacity under the current prospectus supplement covering the 2023 ATM Facility offering, as most recently updated by the Fourth Sticker Supplement filed on December 20, 2024 to reflect the amount of common stock we are eligible to sell under General Instruction I.B.6 to Form S-3.

On June 11, 2025, we entered into an equity line of credit (“ELOC”) purchase agreement, dated June 11, 2025 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase from us up to $12.5 million in shares of our common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at our sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Under applicable Nasdaq rules, we may not issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of our shares of common stock outstanding immediately prior to the execution of the Purchase Agreement (which was 5,561,445 shares, including the commitment shares, based on 27,821,136 shares outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless (i) we obtain stockholder approval to issue shares of common stock to Lincoln Park under the Purchase Agreement in excess of the Exchange Cap or (ii) the average price of all applicable sales of our common stock to Lincoln Park under the Purchase Agreement equals or exceeds the Base Price (as defined in the Purchase Agreement). The Company is seeking stockholder approval to approve the issuance of shares of common stock in excess of the Exchange Cap at its upcoming 2025 Annual Meeting of Stockholders. Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. See also “Note 1 – Description of Business and Basis of Presentation – Capital Requirements, Liquidity and Going Concern Considerations” and “Note 4 - Equity – Equity Line of Credit” to our unaudited consolidated condensed financial statements included in this Quarterly Report on Form 10-Q.

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (our “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights. See also “Note 1 - Description of Business and Basis of Presentation - Capital Requirements, Liquidity and Going Concern Considerations” and “Note 4 - Equity - At-The-Market Offering” to our unaudited consolidated condensed financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2025, we had $1,346,844 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty.  Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-3 clinical trials (of which both are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect interim enrollment of the Phase 2a expansion portion of the Acclaim-1 trial to be completed by the first quarter of 2026. We expect interim enrollment in the Phase 2 dose expansion portion of the Acclaim-3 trial to be completed in the first quarter of 2026. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, sales pursuant to our 2025 ELOC (to the extent we first obtain stockholder approval for further sales pursuant to our 2025 ELOC Facility (as is intended to be presented for the consideration and vote of the Company’s stockholders at the Company’s 2025 Annual Meeting to be held in August 2025, as described in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting filed with the SEC), or alternatively, satisfaction of the above-described average price condition for all shares issued to Lincoln Park under the 2025 ELOC Facility in accordance with Nasdaq rules; as noted above, as of the filing date of this Quarterly Report on Form 10-Q, we have utilized the full Exchange Cap available under the 2025 ELOC Facility with further sales thereunder requiring stockholder approval or compliance with the average price condition), drawdowns on our 2023 ATM Facility pursuant to our Sales Agreement with the Agent (to the extent we have available capacity under General Instruction I.B.6 of Form S-3; as noted above the current prospectus supplement for the ATM Facility has utilized all available capacity as of the filing date of this Quarterly Report on Form 10-Q), and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively over the next 12 months, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities through the end of August 2025. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients and additional time required in connection with transitions to new third party CDMOs and the manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash during the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(8,025,660)	$(11,867,211)
Net cash provided by investing activities	—	774,645
Net cash provided by financing activities	7,770,844	6,813,961
Net decrease in cash and cash equivalents	$(254,816)	$(4,278,605)

Cash used in operating activities

Net cash used in operating activities was $8,025,660 and $11,867,211 for the six months ended June 30, 2025, and 2024, respectively, a decrease of $3,841,551, or 32%. This decrease was primarily due to (i) the closing of the Acclaim-2 clinical trial and associated reductions in clinical and manufacturing related expenses, and (ii) the implementation of expense reduction strategies by leadership, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 21 employees at June 30, 2024 to 15 employees at June 30, 2025.

Cash provided by (used in) investing activities

The Company had no net cash provided by or used in investing activities for the  six months ended June 30, 2025, compared to net cash used in investing activities of $774,645 for the six months ended June 30, 2024. This difference in net cash used in investing activities was primarily due to timing associated with filing and patent prosecution costs of our intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $7,770,844 and $6,813,961 during the six months ended June 30, 2025, and 2024, respectively. This increase of $956,883 was primarily due to differences in amounts raised by sales of our securities in capital raising activities conducted during the six months ended June 30, 2025, and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information called for by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer (currently the same person following the passing of Mr. Varner, the Company’s former President, Chief Executive Officer and Chairman of the Board, on May 7, 2024), as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2025. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended June 30, 2025, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with US GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Remediation Plans

Management is actively engaged in remediation efforts to address the material weaknesses identified in management’s evaluation of internal controls and procedures. The remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weaknesses, and include:

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

During the quarter ended June 30, 2025, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) continued evaluation and documentation of policies, processes, and controls, both manual and automated; and (ii) evaluation of and updates to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. An investment in our common stock involves a high degree of risk. The information presented below updates and supplements the risk factors previously disclosed in "Part I, Item 1A. Risk Factors," in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 1, 2025. In addition to the other information set forth in this report and in our other SEC filings from time to time, you should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 1, 2025, together with the information contained elsewhere in this report, including Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, operating results, prospects for growth, and the value of an investment in our common stock.  Such risks referenced above together with the additional risks set out below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results, prospectus for growth, and the value of an investment in our common stock. If any of the events described in such risks occur, our business, financial condition, results of operations and prospectus for growth could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

We are currently listed on The Nasdaq Capital Market. If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. On February 7, 2025, we received a notice from Nasdaq indicating that we are not in compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”). We were provided a compliance period of 180 calendar days from the date of the notice, or until August 6, 2025, to regain compliance with the Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On August 12, 2025, we received a letter from Nasdaq indicating that, based upon our not having regained compliance with the Bid Price Requirement and our ineligibility for a second 180 calendar day compliance period, the Listing Qualifications Staff of Nasdaq had determined to delist the Company’s securities from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). We intend to timely request a hearing before the Panel, at which hearing we will request an extension within which to evidence compliance with all applicable requirements for continued listing on Nasdaq, including compliance with the Bid Price Requirement. Our request for a hearing will stay any suspension or delisting action by the Staff pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. We intend to continue to take definitive steps in an effort to evidence compliance with the Bid Price Requirement; however, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to evidence compliance with the Bid Price Requirement within any extension period that may be granted by the Panel.

We will continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options, including implementation of a reverse stock split of our common stock, to regain compliance with the Bid Price Requirement. If we seek to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of our common stock and/or warrants.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum closing bid price of $1.00 per share or risk delisting, which could have a material adverse effect on our business. If our common stock is delisted from Nasdaq, it could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. If our common stock is delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, we issued and sold the following unregistered securities:

On April 1, 2025, we issued 5,000 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended June 30, 2025.

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

Item 5. Other Information

Other Information – Nasdaq Compliance Matters

On August 12, 2025, we received a letter (the “Letter”) from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, because we have not regained compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market (the “Bid Price Requirement”) and our ineligibility for a second 180 calendar day compliance period, the Staff had determined to delist our securities from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). The Bid Price Requirement of the Nasdaq Listing Rules requires listed securities to maintain a minimum bid price of $1.00 per share and, as previously disclosed, on February 7, 2025, Nasdaq had notified us that based upon the closing bid price of our common stock for the last 30 consecutive business days, we no longer met the Bid Price Requirement. In accordance with Listing Rule 5810(c)(3)(A), Nasdaq had provided us 180 calendar days, or until August 6, 2025, to regain compliance with the Bid Price Requirement. We have not regained compliance with the Bid Price Requirement during such 180 calendar day period and, because we do not meet Nasdaq’s $5,000,000 minimum stockholders’ equity initial listing requirement, the Staff determined that we were not eligible for an additional 180-day extension to meet the Bid Price Requirement.

We fully intend to timely request a hearing before the Panel, at which hearing we will request an extension within which to evidence compliance with the Bid Price Requirement. Our request for a hearing will stay any suspension or delisting action by the Staff pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. We intend to continue to take definitive steps in an effort to evidence compliance with the Bid Price Requirement, including by effecting a reverse stock split.  However, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to evidence compliance with the Bid Price Requirement within any extension period that may be granted by the Panel or maintain compliance with the other Nasdaq listing requirements.

We, by filing this disclosure in this Item 5 of this Form 10-Q, disclose our receipt of the Letter from Nasdaq in accordance with Nasdaq Listing Rule 5810(b).

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  June 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated January 31, 2024, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024.

3.3	Amended and Restated Bylaws of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.4	Amendment No. 1 adopted and approved by the Registrant’s Board of Directors on October 18, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 23, 2023.

3.5	Amendment No. 2 adopted and approved by Registrant’s Board of Directors on March 29, 2025, incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2025.

10.1	Purchase Agreement, dated as of June 11, 2025, between Genprex, Inc. and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 11, 2025.***

10.2	Registration Rights Agreement, dated as of June 11, 2025, between Genprex, Inc. and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 11, 2025.***

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

*** Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.
(Registrant)

Date: August 14, 2025	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)