Form 10-Q
period 2025-09-30
Genprex, Inc.
filed 2025-11-14
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, the registrant had 2,270,346 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
Assets	(unaudited)	(see Note 2)
Current assets:
Cash and cash equivalents	$1,103,315	$1,601,660
Prepaid expenses and other	611,786	475,807
Total current assets	1,715,101	2,077,467
Other non-current assets:
Research and development supplies	1,847,412	2,046,858
Total other assets	1,847,412	2,046,858
Total assets	$3,562,513	$4,124,325
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,619,446	$1,074,295
Other current liabilities	932,260	1,429,875
Total current liabilities	2,551,706	2,504,170
Non-current liabilities:
Derivative liabilities	243,000	—
Total liabilities	2,794,706	2,504,170
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 1,004,247 and 217,234 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,004	217
Additional paid-in capital	168,004,988	156,419,381
Accumulated deficit	(167,238,185)	(154,799,443)
Total stockholders’ equity	767,807	1,620,155
Total liabilities and stockholders’ equity	$3,562,513	$4,124,325

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Depreciation	$—	$1,272	$—	$6,230
Research and development	2,192,881	2,756,081	7,232,370	7,696,983
General and administrative	1,153,032	1,566,085	4,764,617	9,135,225
Total operating expenses	3,345,913	4,323,438	11,996,987	16,838,438
Operating loss	(3,345,913)	(4,323,438)	(11,996,987)	(16,838,438)
Other income	2,405	8,080	14,056	58,851
Other financing costs	(455,549)	—	(455,549)	—
Realized and unrealized loss	(183)	(629)	(262)	(1,115)
Net loss	(3,799,240)	(4,315,987)	(12,438,742)	(16,780,702)
Deemed dividend related to warrant modification	—	—	—	(277,119)
Net loss attributable to common stockholders	$(3,799,240)	$(4,315,987)	$(12,438,742)	$(17,057,821)
Net loss per share applicable to common stockholders — basic and diluted	$(5.00)	$(61.65)	$(23.00)	$(344.92)
Weighted average number of common shares — basic and diluted	760,502	70,013	540,910	48,651

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated	Total
Three and Nine Months Ended September 30, 2025	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity
Balance at December 31, 2024	217,234	$217	$156,419,381	$(154,799,443)	$1,620,155
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	265,574	266	6,027,837	—	6,028,103
Issuance of common stock for services	100	—	4,505	—	4,505
RSUs conversion to common stock	200	—	—	—	—
Share-based compensation	—	—	179,693	—	179,693
Net loss	—	—	—	(3,964,601)	(3,964,601)
Balance at March 31, 2025	483,108	$483	$162,631,416	$(158,764,044)	$3,867,855
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	154,393	154	1,742,587	—	1,742,741
Issuance of common stock for services	23,837	24	366,678	—	366,702
RSUs conversion to common stock	1,585	2	(2)	—	—
Share-based compensation	—	—	88,799	—	88,799
Net loss	—	—	—	(4,674,901)	(4,674,901)
Balance at June 30, 2025	662,923	$663	$164,829,478	$(163,438,945)	$1,391,196
Issuance of common stock, pre-funded warrants, and warrants, net of issuance costs	341,224	341	3,155,957	—	3,156,298
Issuance of common stock for services	100	—	1,335	—	1,335
Share-based compensation	—	—	18,218	—	18,218
Net loss	—	—	—	(3,799,240)	(3,799,240)
Balance at September 30, 2025	1,004,247	$1,004	$168,004,988	$(167,238,185)	$767,807
Three and Nine Months Ended September 30, 2024
Balance at December 31, 2023	29,735	$30	$141,104,634	$(133,688,280)	$7,416,384
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	6,469	6	6,793,193	—	6,793,199
Issuance of common stock for services	728	1	180,719	—	180,720
Company issued rounding of street name accounts for reverse stock split	1,294	1	(1)	—	—
RSUs conversion to common stock	243	1	(1)	—	—
Share-based compensation	—	—	335,246	—	335,246
Deemed dividend related to warrant modification	—	—	(277,119)	—	(277,119)
Warrant modification	—	—	277,119	—	277,119
Net loss	—	—	—	(5,968,869)	(5,968,869)
Balance at March 31, 2024	38,469	$39	$148,413,790	$(139,657,149)	$8,756,680
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	12,174	12	20,749	—	20,761
Issuance of common stock for services	100	—	14,850	—	14,850
RSUs conversion to common stock	390	—	—	—	—
Share-based compensation	—	—	2,049,104	—	2,049,104
Net loss	—	—	—	(6,495,846)	(6,495,846)
Balance at June 30, 2024	51,133	$51	$150,498,493	$(146,152,995)	$4,345,549
Issuance of common stock, pre-funded warrants, and warrants for cash, net of issuance costs	58,570	59	1,215,124	—	1,215,183
Issuance of common stock for services	100	—	9,650	—	9,650
Share-based compensation	—	—	410,576	—	410,576
Net loss	—	—	—	(4,315,987)	(4,315,987)
Balance at September 30, 2024	109,803	$110	$152,133,843	$(150,468,982)	$1,664,971

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,438,742)	$(16,780,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$-	6,230
Share-based compensation and issuance of stock for services	$659,252	3,000,146
Non cash financing costs	$455,549	—
Changes in operating assets and liabilities:
Prepaid expenses and other	$(135,978)	374,916
Research and development supplies	$199,446	358,189
Accounts payable	$545,150	(93,488)
Other current liabilities	$(497,615)	(918,427)
Net cash used in operating activities	(11,212,938)	(14,053,136)
Cash flows from investing activities:
Disposals of property and equipment	—	1,167
Reductions to intellectual property	—	773,478
Net cash provided by investing activities	—	774,645
Cash flows from financing activities:
Net proceeds from issuances of common stock, pre-funded warrants, and warrants	10,714,593	8,029,143
Net cash provided by financing activities	10,714,593	8,029,143
Net decrease in cash and cash equivalents	(498,345)	(5,249,348)
Cash and cash equivalents, beginning of period	1,601,660	6,737,629
Cash and cash equivalents, end of period	$1,103,315	$1,488,281

Supplemental schedule of non-cash investing and financing activities:
Deemed dividend related to warrant modification	$—	$(277,119)

See accompanying notes to the unaudited condensed consolidated financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 1 - Description of Business and Basis of Presentation

Unless the context requires otherwise, references to “Genprex,” or the “Company,” in this Quarterly Report on Form 10-Q refer to Genprex, Inc. Genprex, incorporated in Delaware in April 2008, is a clinical stage gene therapy company pioneering the development of gene-based therapies for large patient populations with unmet medical needs. The Company’s oncology platform utilizes its systemic, non-viral ONCOPREX® Delivery System which uses lipid-based nanoparticles in a lipoplex form to deliver tumor suppressor gene-expressing plasmids to cancer cells. The product is administered intravenously, where it is taken up by tumor cells that then express tumor suppressor proteins that were deficient in the tumor. The Company’s diabetes technology is designed to work in Type 1 diabetes by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In Type 2 diabetes, the Company’s technology is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin.

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

Acclaim – 1: The Company currently is enrolling and treating patients in the Phase 2a expansion portion of its Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients out of the twelve originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 56 courses of treatment (approximately 39 months) and continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months) but then had disease progression and REQORSA treatment was stopped. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. Genprex opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, the Company decided to limit its enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that two of the patients with prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, the Company amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens. The Phase 2a expansion portion of the trial is now expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, remains unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. The Company expects to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study in the first half of 2026 and expects the interim analysis in the second half of 2026.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Acclaim – 3: The Company is currently enrolling and treating patients in the Phase 2 expansion portion of its Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. On December 16, 2024, the Company announced that it had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee determined that the RP2D of REQORSA will be 0.12 mg/kg, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. The Company anticipates that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. The Company expects to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the first half of 2026 and expects the interim analysis in the second half of 2026.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, Genprex has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. The Company finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, the Company submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, Genprex decided to continue with its planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. The Company is currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which the Company plans to submit a request to the FDA to meet regarding IND-enabling studies by the end of 2025. In May 2025, following the recent completion of our  August 2022 sponsored research agreement with UP, Genprex entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass the Company’s most recent technologies to which Genprex originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. On  February 17, 2025, Genprex and the University of Pittsburgh entered into an amended and restated Exclusive License Agreement (the “New UP License Agreement”), which updated and consolidated into a single agreement the Company’s prior license agreements with UP. Pursuant to the New UP License Agreement, UP granted to Genprex a worldwide, exclusive license for certain patents and related technology, collectively referred to as the “Licensed Technology,” and a worldwide, non-exclusive license to use certain related know-how. The Licensed Technology covered by the New UP License Agreement is based on the same general gene therapy approach as covered under the Company’s prior license agreements with UP (less the previously-licensed macrophage technology), whereby an adeno-associated virus vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. More specifically, the Licensed Technology covered by the New UP License Agreement is related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters.

In February 2023, the Company’s research collaborators at UP presented preclinical data in a non-human primate model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (“ATTD 2023”) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. In June 2025, the Company’s collaboration partners had two presentations at the 2025 American Diabetes Association (“ADA”) 85th Scientific Sessions. Genprex’s research collaborators from UP were invited to give an oral presentation highlighting their work in non-human primate models of Type 1 diabetes.  In addition, Genprex’s contract development and manufacturing organization collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

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

Capital Requirements, Liquidity and Going Concern Considerations

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in its operations. Genprex expects to continue to incur significant expenditures to further clinical trials for the commercial development of its patents.

The Company recognizes that it must obtain additional capital resources to successfully commercialize its product candidates. To date, Genprex has received funding in the form of equity and debt, and the Company plans to seek additional funding in the future. However, no assurances can be given that it will be successful in raising additional capital. If the Company is not able to timely and successfully raise additional capital, the timing of its clinical trials, financial condition and results of operations may be materially and adversely affected. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities.

Genprex believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for its necessary operations and expected clinical trial activities into March 2026. Genprex has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development and operations. The Company plans to secure such additional funding and is evaluating various strategies to obtain additional financing, although the Company can give no assurance that its plans or strategies will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above.

As a result of its recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if Genprex is unable to continue as a going concern.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 2 - Summary of Significant Accounting Policies

Genprex’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP and the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that is normally required by US GAAP can be condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with US GAAP. The December 31, 2024 balance sheet was derived from the December 31, 2024 audited financial statements. Genprex’s unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on April 1, 2025 (the “Form 10-K”).

The accompanying condensed consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of Genprex’s condensed consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

A summary of Genprex’s significant accounting policies consistently applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiary, Convergen Biotech, Inc., have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions are eliminated in consolidation. As of  September 30, 2025, Convergen Biotech, Inc. has yet to initiate operating activity.

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

Reverse Stock Split

On February 2, 2024, Genprex completed a 1-for-40 reverse stock split (“2024 Reverse Split”) of its issued and outstanding shares of common stock. The 2024 Reverse Split did not change the number of authorized shares of common stock or par value. All references in these unaudited condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2024 Reverse Split (see Note 4 – Equity – Reverse Stock Split).

On October 21, 2025, Genprex completed a 1-for-50 reverse stock split (“2025 Reverse Split”) of its issued and outstanding shares of common stock. The 2025 Reverse Split did not change the number of authorized shares of common stock or par value. All references in these financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2025 Reverse Split (See Note 4 – Equity – Reverse Stock Split).

Use of Estimates

The preparation of Genprex’s unaudited condensed consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. The Company has cash in a money market account and had $853,280 and $1,351,625 in excess of FDIC insured limits of $250,000 at September 30, 2025 and December 31, 2024, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 45,313 unexercised options granted by the Company’s board of directors and unexercised warrants to purchase shares of common stock, and (ii) 1,360 unvested restricted stock units granted by the Company’s board of directors representing the right upon vesting to receive shares of common stock, in each case as of September 30, 2025.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash, money-market savings account, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Research and development supplies purchased, valued at cost, and capitalized for future use were $1,847,412 and $2,046,858 at September 30, 2025 and December 31, 2024, respectively.

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

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the nine months ended September 30, 2025, there were no deemed impairments of the Company’s long-lived assets.

Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815 – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the condensed consolidated statement of operations within the other financing costs line item. The Company determined that certain features under the Equity Line of Credit (see Note 4 – Equity – Equity Line of Credit) qualified as an embedded derivative. The derivative liability is accounted for separately from the Equity Line of Credit Purchase Agreement and is accounted for at fair value. $243,000 has been recorded on the accompanying condensed consolidated balance sheet as of  September 30, 2025, related to this derivative liability.

Modification of Equity Classified Warrants

A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant over and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for any incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt financing, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications, the incremental change in fair value is recognized as a deemed dividend. During the nine months ended September 30, 2025, there were no modifications of equity classified warrants. During the nine months ended September 30, 2024 the Company recognized a modification of an equity classified warrant as a deemed dividend.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after September 30, 2025, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 3 - Intellectual Property

As of September 30, 2025, Genprex owned or had exclusive license agreements on 15 granted patents and 26 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, New York University, The University of Texas MD Anderson Cancer Center, the University of Texas Southwestern Medical Center, the University of Texas Health Sciences Center at Houston, the University of Michigan, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims and costs are expensed as incurred. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

The University of Texas MD Anderson Cancer Center

On May 4, 2020, Genprex entered into an exclusive worldwide license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson relating to a portfolio of patent applications and related technology for the treatment of cancer using the Company’s lead drug candidate and immunotherapies.  See “Note 7 - Commitments and Contingencies - Commitments - MD Anderson Cancer Center” for information on additional agreements involving MD Anderson licensed rights and technologies.

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

New York University

On April 25, 2025, the Company and New York University (“NYU”) entered into a License Agreement (the “NYU License Agreement”), which granted Genprex patent exclusivity and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma.

University of Texas Health Sciences Center at Houston

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 4 - Equity

Reverse Stock Split

On February 2, 2024, Genprex completed a 1-for-40 Reverse Split of its issued and outstanding shares of common stock. The 2024 Reverse Split did not change the number of authorized shares of common stock or the par value. All references in these unaudited condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2024 Reverse Split.

On October 21, 2025, Genprex completed a 1-for-50 Reverse Split of its issued and outstanding shares of common stock. The Reverse Split did not change the number of authorized shares of common stock or the par value. All references in these unaudited condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Split. See “Note 9 - Subsequent Events - 2025 Reverse Stock Split” for a description of the Reverse Split.

Registered Direct Offering

On March 21, 2024, the Company completed a registered direct offering priced at the market under Nasdaq rules, in which the Company sold to an institutional investor an aggregate of (i)  3,300 shares of common stock, (ii) pre-funded warrants (the  “March 2024 Pre-Funded Warrants”) exercisable for up to an aggregate of 27,543 shares of common stock, and (iii) warrants (the  “March 2024 Common Warrants”) exercisable for up to an aggregate of 30,843 shares of common stock. The offering price for each share of common stock and accompanying March 2024 Common Warrant was $210.75, and the offering price for each March 2024 Pre-Funded Warrant and accompanying March 2024 Common Warrant was $210.75. The March 2024 Pre-Funded Warrants were exercisable immediately upon issuance at an exercise price of $0.005 per share and expired when exercised in full. The March 2024 Common Warrants are exercisable immediately upon issuance at an exercise price of $204.50 per share and will expire in five years from the date of issuance. The Company received net proceeds of approximately $5.8 million after commissions and expenses, excluding any proceeds received from any exercise of the March 2024 Common Warrants. In connection with the offering, the Company also amended certain existing warrants to purchase up to an aggregate of 3,886 shares of common stock that were previously issued to investors in March 2023 and July 2023, with exercise prices of $2,200.00 and $1,770.00 per share and expiration dates of March 1, 2028 and July 21, 2028 for $6.25 per amended warrant, such that the amended warrants have a reduced exercise price of $204.50 per share and an expiration date of five years from the closing of the March 2024 offering. As of  December 31, 2024, all of the 27,543 March 2024 Pre-Funded Warrants had been exercised for shares of common stock.

At-The-Market Offering

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. Any Shares offered and sold pursuant to the Sales Agreement will be issued pursuant to the Company’s currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023, which was declared effective on June 9, 2023. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights. There were no sales of common stock pursuant to the 2023 ATM Facility during the three months ended September 30, 2025. During the nine months ended  September 30, 2025, the Company sold 338,811 shares of common stock for aggregate net proceeds of $6,895,947 under the 2023 ATM Facility. See “Note 9 - Subsequent Events - At-The-Market Offering” for a description of the prospectus supplement filed by the Company on November 10, 2025 and the Company’s usage of the 2023 ATM Facility subsequent to September 30, 2025.

Equity Line of Credit

On June 11, 2025, Genprex entered into an equity line of credit (“ELOC”) purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.5 million in shares of the Company’s common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at the Company’s sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and the Company’s determination as to the appropriate sources of funding for its operations. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby purchase equity agreement and includes an embedded put option and an embedded forward contract. Genprex will account for the Purchase Agreement as a derivative measured at fair value, with changes in fair value recognized in the condensed consolidated statement of operations. The put option derivative liability is accounted for on a fair value basis under the provisions of ASC 815 – Derivatives and Hedging. The derivative associated with the Purchase Agreement was deemed de minimus at inception until the Company obtained stockholder approval to issue shares of common stock to Lincoln Park under the Purchase Agreement in excess of the Exchange Cap. The fair value of the ELOC Purchase Agreement contemplated future purchase decisions based on economic considerations and relevant stock issuance rules and limitations and has been determined using a Monte Carlo simulation. The fair value of the ELOC derivative liability was $243,000 at  September 30, 2025.

The following table provides the carrying value and fair value of the ELOC derivative liability of the Company measured at fair value on a recurring basis as of September 30, 2025:

		Fair Value Measurement at September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$243,000	—	—	$243,000
Totals liabilities measured and recorded at fair value	$243,000	$—	$—	$243,000

The following table provides quantitative information regarding fair value measurements inputs used with respect to the ELOC derivative liability, as of their respective measurement dates:

September 30, 2025
Closing stock price:	$0.17
Volatility:	180.0%
Expected term (in years):	1.70
Risk-free rate:	3.6%
%

The Company expenses the difference between the discounted purchase price of the settled forward and the fair value of the shares on the date of settlement as a non-cash financing cost. During the three months ended  September 30, 2025, the Company sold 341,224 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of $2,943,745 under the 2025 ELOC Facility. During the nine months ended  September 30, 2025, the Company (i) issued 23,737 shares of common stock to Lincoln Park with a value of $365,550 as commitment shares pursuant to the 2025 ELOC Facility, which was expensed as incurred, and (ii) sold 422,380 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of  $3,818,631 under the 2025 ELOC Facility.

See “Note 9 – Subsequent Events – Share Issuances” for a description of the Company’s usage of the 2025 ELOC Facility subsequent to  September 30, 2025.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Stock Issuances

During the three months ended September 30, 2025, the Company issued (i) 100 shares of common stock for services provided to the Company valued at $1,335 to the Chairman of its Scientific Advisory Board, and (ii) 341,224 shares of common stock sold to Lincoln Park as purchase shares for aggregate net proceeds of $2,943,745 under the 2025 ELOC Facility.

During the nine months ended  September 30, 2025, the Company issued (i) 300 shares of common stock for services provided to the Company valued at $6,990 to the Chairman of its Scientific Advisory Board, (ii) 1,785 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $21,922 to Company executives, employees, and non-employee service providers, (iii) 338,811 shares of common stock sold for aggregate net proceeds of $6,895,947 under the 2023 ATM Facility, (iv) 23,737 shares of common stock issued to Lincoln Park as commitment shares pursuant to the Company’s 2025 ELOC Facility, and (v) 422,380 shares of common stock sold to Lincoln Park as purchase shares for aggregate net proceeds of $3,818,631 under the 2025 ELOC Facility (inclusive of the shares issued during the three months ended  September 30, 2025, as described in the immediately preceding sentence).

During the three months ended September 30, 2024, the Company issued (i) 100 shares of common stock for services provided to the Company valued at $9,650 to the Chairman of its Scientific Advisory Board, (ii) 15,580 shares of common stock upon the exercise of pre-funded warrants at a nominal exercise price associated with the Company’s March 2024 offering (the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant having been previously paid as the investor’s subscription price for the pre-funded warrants at the closing of such offering), and (iii) 42,990 shares of common stock sold for aggregate net proceeds of $1,215,105 under the Company’s 2023 ATM Facility.

During the nine months ended September 30, 2024, the Company issued (i) 203 shares of common stock for services provided to the Company valued at $25,904 to the Chairman of its Scientific Advisory Board, (ii) 725 shares of common stock to service providers of the Company valued at $179,550, (iii) 633 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $96,524 to Company executives and employees, non-employee directors, and former Company executives (Mr. Varner and Ms. Vaczy) pursuant to the terms of employment and/or separation agreements, (iv) 1,294 shares of common stock due to adjustments related to the Company’s Reverse Split, (v) 46,370 shares of common stock sold for aggregate net proceeds of $2,117,752 under the Company’s 2023 ATM Facility, as described above, (vi) 3,300 shares of common stock sold for aggregate net proceeds of approximately $5.8 million associated with the Company’s March 2024 offering, as described above, and (vii) 27,543 shares of common stock upon the exercise of pre-funded warrants at a nominal exercise price associated with the Company’s March 2024 offering (the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant having been previously paid as the investor’s subscription price for the pre-funded warrants at the closing of such offering) (inclusive of the shares issued during the three months ended  September 30, 2024, as described in the immediately preceding sentence).

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding as of  September 30, 2025 and  December 31, 2024.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 1,004,247 and 217,234 shares of its common stock outstanding as of  September 30, 2025 and  December 31, 2024, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three and nine months ended September 30, 2025 and 2024, respectively, is as follows:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	39,633	$503.75	3,052	$4,054.81
Warrants issued	—	—	64,124	118.37
Outstanding at March 31,	39,633	$503.75	67,176	$297.21
Warrants exercised	—	—	11,962	0.01
Outstanding at June 30,	39,633	$503.75	55,214	$361.60
Warrants exercised	—	—	15,580	0.01
Warrants cancelled or expired	25	7,620.00	—	—
Outstanding at September 30,	39,608	$499.26	39,634	$503.74

During the three and nine months ended  September 30, 2025 the Company (i) did not issue any warrants, and (ii) canceled warrants to purchase up to 25 shares of common stock at a weighted average exercise price of $7,620.00. The Company did not record any share-based compensation related to warrants during the three or nine months ended September 30, 2025. The Company expects to record approximately $0.3 million of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of September 30, 2025. The Company does not expect to record share-based compensation for time-based vesting through the end of the fiscal year 2025 and expects to record approximately $0.3 million of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of  September 30, 2025.

During the three months ended  September 30, 2024 the Company (i) did not issue any warrants, and (ii) issued 15,580 shares of common stock associated with the partial exercise of March 2024 Pre-Funded Warrants. During the nine months ended  September 30, 2024, and in connection with the registered direct offering, with an institutional investor, completed on March 21, 2024, Genprex (i) issued pre-funded warrants to purchase up to an aggregate of 27,543 shares of common stock at a nominal exercise price of $0.005 per share (such exercise price representing the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant net of the portion of the subscription price therefor paid at closing), (ii) issued warrants to purchase up to 30,843 shares of common stock, at an exercise price of $204.50 per share, (iii) issued warrants to purchase up to 1,851 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”), at an exercise price of $260.44 per share, (iv) amended existing warrants to purchase up to an aggregate of 3,885 shares of common stock that were previously issued to the same institutional investor in March 2023 and July 2023, such that the amended warrants have a reduced exercise price of $204.50 per share and an expiration date of five years from the closing of the March 2024 offering, and (v) issued 11,963 shares of common stock associated with the partial exercise of March 2024 Pre-Funded Warrants (inclusive of the shares issued during the three months ended  June 30, 2024, as described in the immediately preceding sentence). During the three and nine months ended September 30, 2024, Genprex recorded share-based compensation of $2,280 and $18,039, respectively, associated with the vesting and issuance of warrants.

As of September 30, 2025, the Company had outstanding warrants to purchase 39,608 shares of common stock at a weighted average exercise price of $499.26 that have been issued to various consultants, investors, and placement agents. The warrants are fully vested, are exercisable for a period of up to five years from the date of issuance, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $204.50 to $14,440.00 per share and have per-share fair values ranging from $60.67 to $9,250.20, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of warrants granted via Black-Scholes-Merton pricing models for the nine months ended 2024:

Nine Months Ended September 30, 2024
Expected term (in years):	5.0
Risk-free rate:	4.52%
Volatility:	87.49%
Dividend yield:	0%

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

A total of 2,080 shares of common stock were initially available under the 2018 Plan, plus a number of shares of common stock (not to exceed 1,314 shares) subject to outstanding awards under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) as of the IPO that expire, are forfeited or otherwise terminate or that are used to cover the exercise price or applicable tax withholdings. No further grants will be made under the 2009 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, since  January 1, 2019, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors or a committee of the board of directors appointed to administer the 2018 Plan.

On August 15, 2025 at the 2025 Annual Meeting of Stockholders, the Company’s stockholders approved the Company’s amended and restated 2018 Plan (the “2018 Amended Plan”). The principal changes to the 2018 Plan implemented by the 2018 Amended Plan include amendments to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2018 Plan by an additional 130,000 shares (subject to adjustment for stock splits, stock dividends and similar events), (ii) extend the term of the 2018 Plan to June 30, 2035 (the 10-year anniversary of the Board’s adoption of the Amended Equity Plan) and (iii) remove provisions of the 2018 Plan that had been included to comply with the exception for the deductibility of “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, which was repealed by the Tax Cuts and Jobs Act of 2017. The 2018 Amended Plan became effective upon its approval by the Company’s stockholders at the 2025 Annual Meeting.

On  January 1, 2024 and 2025, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 1,486 and 10,861 shares, respectively. As of September 30, 2025, a total of 144,588 shares of common stock remain available for issuance under the 2018 Amended Plan.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Genprex 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to the Company’s employees. The ESPP authorizes the issuance of 105 shares of common stock pursuant to purchase rights that may be granted to eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2025.

Stock Options

As of September 30, 2025, Genprex had outstanding stock options to purchase 5,705 shares of common stock that have been granted to various executives, employees, non-employee directors, and independent contractors of the Company, including outstanding stock options to purchase 509 shares of common stock issued as inducement grants, outside of the 2018 Plan, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $900.00 to $19,600.00 per share. The per-share fair values of these options range from $631.00 to $15,860.00.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The Company did not issue stock options for the three or nine months ended  September 30, 2025. During the nine months ended  September 30, 2025, the Company cancelled stock options to purchase 1 share of common stock with an exercise price of $4,280.00 per share in connection with the termination of an employee.

The Company did not issue stock options for the three or nine months ended September 30, 2024. During the three months ended  September 30, 2024, the Company cancelled stock options to purchase 9 shares of common stock with a weighted average exercise price of $2,766.67 per share in connection with the termination of employees. During the nine months ended  September 30, 2024, the Company cancelled stock options to purchase 41 shares of common stock with a weighted average exercise price of $2,497.07 per share in connection with the termination of employees (inclusive of the options cancelled during the three months ended September 30, 2024 described in the immediately preceding sentence).

The weighted average remaining contractual term for the outstanding options at  September 30, 2025 and  December 31, 2024 is 4.37 and 5.11 years, respectively.

Stock option activity for the three and nine months ended September 30, 2025 and 2024, respectively, is as follows:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	5,706	$6,081.61	5,750	$6,054.32
Options expired or cancelled	1	4,280.00	9	1,620.00
Outstanding at March 31,	5,705	$6,081.93	5,741	$6,061.27
Options expired or cancelled	—	—	23	2,734.78
Outstanding at June 30,	5,705	$6,081.93	5,718	$6,074.65
Options expired or cancelled	—	—	9	2,766.67
Outstanding at September 30,	5,705	$6,081.93	5,709	$6,079.87

Restricted Stock Units

During the three months ended  September 30, 2025, the Company cancelled 240 RSUs associated with the termination of an employee. During the nine months ended  September 30, 2025, the Company (i) granted 1,600 RSUs to non-executive employees, (ii) withheld 328 shares to cover taxes associated with the vesting of employee issued RSUs, (iii) cancelled 246 RSUs associated with the termination of an employee, and (iv) issued 1,790 shares of common stock associated with the vesting of RSUs to employees.

During the three months ended  September 30, 2024, the Company cancelled 1 RSU associated with the termination of an employee. During the nine months ended  September 30, 2024, the Company (i) withheld 202 shares to cover taxes associated with the vesting of employee issued RSUs, (ii) cancelled 7 RSUs associated with the termination of employees, and (iii) issued 636 shares of common stock associated with the vesting of RSUs to executives, employees, and non-employee directors (inclusive of the RSUs described in the immediately preceding sentence during the three months ended September 30, 2024).

A summary of the RSU activity under the 2018 Plan during the three and nine months ended  September 30, 2025 and 2024, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	2,124	$362.71	1,049	$2,977.29
Restricted stock units granted	1,600	22.05	—	—
Restricted stock units vested	200	2,813.10	245	3,300.00
Restricted stock units forfeited or cancelled	37	2,861.35	127	3,300.00
Outstanding at March 31,	3,487	$39.34	677	$2,799.97
Restricted stock units vested	1,590	54.00	391	2,434.22
Restricted stock units forfeited or cancelled	297	54.00	81	3,300.00
Outstanding at June 30,	1,600	$22.05	205	$3,300.00
Restricted stock units forfeited or cancelled	240	22.05	1	3,300.00
Outstanding at September 30,	1,360	$22.05	204	$3,300.00

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Share-Based Compensation

For the three and nine months ended September 30, 2025, the Company’s total share-based compensation was approximately $0.02 million, including $0.01 million of R&D expense and $0.01 million of G&A expense, and $0.7 million, including $0.1 million of R&D expense and $0.6 million of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  September 30, 2025, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $0.06 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2025, the weighted average term over which these expenses are expected to be recognized is 1.39 years.

For the three and nine months ended September 30, 2024, the Company’s total share-based compensation was approximately $0.4 million, including $0.2 million of R&D expense and $0.2 million of G&A expense, and $3.0 million, including $0.5 million of R&D expense and $2.5 million of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  September 30, 2024, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $0.6 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2024, the weighted average term over which these expenses are expected to be recognized is 0.58 years.

As of September 30, 2025, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $0.3 million. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, Genprex established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company incurred $23,803 and $77,135 of expense for matching contributions to the 401(k) Plan during the three and nine months ended September 30, 2025, respectively. The Company incurred $31,930 and $105,848 of expense for matching contributions to the 401(k) Plan during the three and nine months ended September 30, 2024, respectively.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, who prior to his passing in May 2024, was the Company’s President, Chief Executive Officer and Chairman of the Board and who was IRI’s sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of Genprex in August 2012, the Company entered into an Assignment and Collaboration Agreement with IRI, providing Genprex with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (see Note 7 – Commitments and Contingences – Commitments – MD Anderson Cancer Center). There were no amounts incurred or due under this agreement at September 30, 2025 and December 31, 2024.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 7 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson (the “August 2022 SRA”) to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with an initial projected total cost of approximately $2.9 million. On June 7, 2024, the Company amended the August 2022 SRA with MD Anderson to (i) extend the sponsored research program an additional six months, (ii) amend the quarterly budget from approximately $240,000 to $165,000 per quarter, and (iii) amend the total commitment from $2.9 million to approximately $2.76 million. The Company incurred $165,701 of expense from this agreement during the three months ended  September 30, 2025. As of September 30, 2025, the Company has paid approximately $2.1 million toward this $2.76 million commitment.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent related expenses. The Company incurred $155,000 and $50,000 of expense for each of the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company has paid approximately $525,000 toward the above-described commitment under this agreement.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health to be paid upon the Company’s receipt of FDA approval using NIH technology. The $240,000 contingent obligation, which increases annually by $20,000, and is $400,000 and $380,000 as of September 30, 2025 and December 31, 2024, respectively, will be recognized if and when it is probable the Company will obtain regulatory approval (the event that triggers the payment obligation).

New York University

On April 25, 2025, the Company and NYU entered into the NYU License Agreement, which granted Genprex patent exclusivity and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma.  Pursuant to the NYU License Agreement, Genprex agreed to pay: (i) an initial license fee of $5,000, (ii) annual license fees of $35,000 for the first and second year anniversaries, $25,000 for the third anniversary and $50,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter, (iii) running low single digit percentage royalties ranging from 1% to 2% of net sales, (iv) certain potential technical milestone payments through regulatory approval up to an aggregate of approximately $400,000, and (v) certain patent related expenses. As of September 30, 2025, Genprex has paid approximately $5,000 toward this commitment.

University of Michigan

On November 11, 2024, the Company and the University of Michigan entered into the UM License Agreement, which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer. Genprex agreed to pay: (i) an initial license issue fee of $30,000, (ii) running low single digit percentage royalties ranging from 1% to 3% of net sales, (iii) minimum annual royalties in a fixed cash amount of $15,000 for 2025 and 2026, and $30,000 for 2027 and each year thereafter during the term of the UM License Agreement, (iv) a tiered double digit percentage share of non-royalty sublicense income ranging from 10% to 40%, and (v) certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones. The Company incurred no expense for the three months ended September 30, 2025. As of September 30, 2025, Genprex has paid approximately $30,000 toward this commitment.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

University of Pittsburgh

Pursuant to the New UP License Agreement dated February 17, 2025, by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $10,000, (ii) annual maintenance fees of $65,000 for the first, second and third years, and $120,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,825,000 in milestone payments related to the usage of the licensed technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense for the three months ended September 30, 2025. As of September 30, 2025, Genprex has paid approximately $10,000 toward this commitment.

UTHealth Houston

On May 2, 2025, the Company and UTHealth Houston entered into the UTH License Agreement, which granted Genprex exclusivity and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of glioblastoma.  Pursuant to the UTH License Agreement, Genprex agreed to pay: (i) an initial license issue fee of $10,000 along with additional, staggered upfront license fees totaling another $40,000 and an annual license management fee of $3,000, (ii) running low single digit percentage royalties ranging from 0.10% to 0.25% of net product sales, (iii) minimum annual royalty of $25,000 beginning after the first year in which royalties obligations commence pursuant to the UTH License Agreement, (iv) certain potential clinical and regulatory milestone payments through FDA and international regulatory approvals up to an aggregate of approximately $360,000, and (v) certain patent related expenses. As of September 30, 2025, Genprex has paid approximately $10,000 toward this commitment.

Contract Development and Manufacturing Organization

Genprex entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization (“CDMO”) to manufacture good manufacturing practices (“GMP”) grade materials for use in the Company’s clinical trials with a projected total cost at inception of approximately $4.5 million. On April 2, 2024, the Company was informed by the CDMO that the CDMO was ceasing certain manufacturing operations subject to the development services agreement. On June 30, 2024, the development services agreement was terminated by mutual agreement and the CDMO returned $1.3 million to the Company and no additional commitments are obligated or owed by the Company. The Company did not incur any expense from this agreement during each of the nine months ended September 30, 2025 and 2024, respectively.

Contingencies

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of its business. Management is not aware of any pending matters, either individually or in the aggregate, that are reasonably likely to have a material impact on the Company’s financial condition, results of operations or liquidity.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 8 - Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single segment (the “Segment”) for the purposes of assessing performance and making operating decisions. The CODM of the Segment is the Company’s Chief Executive Officer. The Segment is focused on pioneering the discovery and development of gene therapies for use in patient populations with unmet medical needs. The accounting policies for the Segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the condensed consolidated statements of operations. Further, the following represents information about segment loss and significant segment expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$—	$—	$—	$—
Less:
Clinical and regulatory	1,680,061	1,740,207	5,046,279	5,845,783
Manufacturing	188,532	589,548	1,144,195	1,109,388
Research	313,323	240,701	950,640	236,855
General and administrative support	1,144,444	1,331,484	4,192,630	6,605,217
Non-cash expenses(1)	19,553	421,498	663,243	3,041,195
Other income	2,405	8,080	14,056	58,851
Plus:
Other financing costs	(455,549)	—	(455,549)	—
Realized and unrealized loss	(183)	(629)	(262)	(1,115)
Segment and net loss	$3,799,240	$4,315,987	$12,438,742	$16,780,702

(1) Includes $19,553 and $420,226 of stock-based compensation expense for the three months ended  September 30, 2025 and 2024, respectively, and $0 and $1,272 of depreciation and amortization expense for the three months ended  September 30, 2025 and 2024, respectively. Includes $663,243 and $3,034,966 of stock-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively, and $0 and $6,230 of depreciation and amortization expense for the nine months ended September 30, 2025 and 2024, respectively, inclusive of the amount stated in the preceding sentence.

Note 9 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no recognized subsequent events that have occurred that would require adjustments to the Company's disclosures in the condensed consolidated financial statements. The following are nonrecognized subsequent events through the filing of this Quarterly Report on Form 10-Q.

2025 Reverse Stock Split

On October 21, 2025, Genprex completed a 1-for-50 reverse stock split (“2025 Reverse Split”) of its issued and outstanding shares of common stock. The 2025 Reverse Split did not change the number of authorized shares of common stock or par value. All references in these financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2025 Reverse Split (See Note 4 – Equity – Reverse Stock Split).

Share Issuances

On October 1, 2025, Genprex issued 100 shares of its common stock to the Chairman of its Scientific Advisory Board in consideration for services. From October 1, 2025 through the date of filing of this Quarterly Report on Form 10-Q, the Company has sold 326,750 shares of its common stock to Lincoln Park as purchase shares for aggregate net proceeds to the Company totaling $1,434,139 under the 2025 ELOC Facility.

October 2025 Registered Direct Offerings

On October 24, 2025, Genprex completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering I”), pursuant to which the Company issued an aggregate of 243,622 shares of common stock at a purchase price of $11.21 per share. In a concurrent private placement (the “October 2025 Private Placement I”, and together with the October 2025 Registered Direct Offering I, the “October 2025 Financing I”), the Company issued warrants (the “October 2025 Private Warrants I”) exercisable for up to an aggregate of 487,244 shares of common stock (the “October 2025 Private Warrant Shares I”) at an exercise price of $11.00 per share. The  October 2025 Private Warrants I are exercisable immediately upon issuance and will expire 24 months from the effective date of a resale registration statement registering the resale of all of the October 2025 Private Warrant Shares I. Also, the Company agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 14,617 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants I except that the warrants issued to the Placement Agent or its designees have an exercise price of $14.0125 per share and a termination date that will be the earlier of (i) 24 months from the effective date of the resale registration statement covering the resale of the shares of common stock underlying the October 2025 Private Warrant Shares I and (ii) October 23, 2030. The net proceeds of the October 2025 Financing I, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering I expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants I, were approximately $2.5 million. Additionally, if the holders of October 2025 Private Warrants I exercise such warrants in full, the Company would receive additional gross proceeds of approximately $5.4 million.

On October 29, 2025, Genprex completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering II”), pursuant to which the Company issued an aggregate of 377,780 shares of common stock at a purchase price of $9.00 per share. In a concurrent private placement (the “October 2025 Private Placement II”, and together with the October 2025 Registered Direct Offering II, the “October 2025 Financing II”), the Company issued warrants (the “October 2025 Private Warrants II”) exercisable for up to an aggregate of 755,560 shares of common stock (the “October 2025 Private Warrant Shares II”) at an exercise price of $8.75 per share. The  October 2025 Private Warrants II are exercisable immediately upon issuance and will expire 24 months from the effective date of a resale registration statement registering the resale of all of the October 2025 Private Warrant Shares II. Also, the Company agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 22,667 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants II except that the warrants issued to the Placement Agent or its designees have an exercise price of $11.25 per share and a termination date that will be the earlier of (i) 24 months from the effective date of the resale registration statement covering the resale of the shares of common stock underlying the October 2025 Private Warrant Shares II and (ii) October 28, 2030. In addition, in connection with any future exercise of the October 2025 Private Warrants II, the Company has agreed to (A) pay the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (ii) a management fee equal to 1.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (B) issue to Placement Agent or its designees additional placement agent warrants to purchase that number of shares equal to 6.0% of the aggregate number of shares of common stock underlying such October 2025 Private Warrants II that have been exercised. The net proceeds of the October 2025 Financing II, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering II expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants II, were approximately $3.1 million. Additionally, if the holders of October 2025 Private Warrants II exercise such warrants in full, the Company would receive additional net proceeds of approximately $6.1 million.

At-The-Market Offering

On November 10, 2025, Genprex filed a prospectus supplement for up to $11.495 million of common stock with respect to the 2023 ATM Facility, which amended the previously filed prospectus supplements to update the aggregate market value of the Company’s outstanding common stock held by non-affiliates (“public float”) and indicate that, since the Company’s public float is above $75.0 million, the Company is no longer subject to the sales limitations of General Instruction I.B.6 of Form S-3 with respect to its currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) pursuant to which 2023 ATM Facility sales are effectuated.  From October 1, 2025 through the date of filing of this Quarterly Report on Form 10-Q, the Company sold 242,537 shares of common stock for aggregate net proceeds of $1,006,740 under the 2023 ATM Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in this filing, and in our other SEC filings, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in United States (“U.S.”) dollars, unless otherwise noted.

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

Acclaim – 1: We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients out of the twelve originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 56 courses of treatment (approximately 39 months) and continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months) but then had disease progression and REQORSA treatment was stopped. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, we decided to limit our enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that two of the patients with prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, we amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens. The Phase 2a expansion portion of the trial is now expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, remains unchanged. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study in the first half of 2026 and expect the interim analysis in the second half of 2026.

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

Acclaim – 3: We are currently enrolling and treating patients in the Phase 2 expansion portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. On December 16, 2024, we announced that we had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee determined that the RP2D of REQORSA will be 0.12 mg/kg, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. We anticipate that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. We expect to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the first half of 2026 and expect the interim analysis in the second half of 2026.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same general novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed using the same construct for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes (formerly known as GPX-003), where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the diabetes construct to take forward for nonclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the nonclinical studies needed to file an Investigational New Drug (“IND”) application and initiate first-in-human studies. As a result of the FDA’s response, we decided to continue with our planned additional nonclinical studies before requesting regulatory guidance for the IND-enabling studies. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as on other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models, following which we plan to submit a request to the FDA to meet regarding IND-enabling studies by the end of 2025. In May 2025, following the recent completion of our August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. On February 17, 2025, we and the University of Pittsburgh entered into an amended and restated Exclusive License Agreement (the “New UP License Agreement”), which updated and consolidated into a single agreement our prior license agreements with UP. Pursuant to the New UP License Agreement, UP granted to us a worldwide, exclusive license for certain patents and related technology, collectively referred to as the “Licensed Technology,” and a worldwide, non-exclusive license to use certain related know-how. The Licensed Technology covered by the New UP License Agreement is based on the same general gene therapy approach as covered under our prior license agreements with UP (less the previously-licensed macrophage technology), whereby an adeno-associated virus vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. More specifically, the Licensed Technology covered by the New UP License Agreement is related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters.

In February 2023, the Company’s research collaborators at UP presented preclinical data in a non-human primate model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (“ATTD 2023”) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. In June 2025, our collaboration partners had two presentations at the 2025 American Diabetes Association (“ADA”) 85th Scientific Sessions. Our research collaborators from UP were invited to give an oral presentation highlighting their work in non-human primate models of Type 1 diabetes.  In addition, our contract development and manufacturing organization collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Recent Developments

Equity Line of Credit

On June 11, 2025, we entered into an equity line of credit (“ELOC”) purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.5 million in shares of our common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at our sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and our determination as to the appropriate sources of funding for our operations. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby purchase equity agreement and includes an embedded put option and an embedded forward contract. We will account for the Purchase Agreement as a derivative measured at fair value, with changes in fair value recognized in the consolidated statement of operations. The fair value of the ELOC derivative associated with the Purchase Agreement was $243,000 at September 30, 2025. The Company expenses the difference between the discounted purchase price of the settled forward and the fair value of the shares on the date of settlement as a non-cash financing cost. During the three months ended September 30, 2025, we sold 341,224 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of $2,943,745 under the 2025 ELOC Facility. During the nine months ended September 30, 2025, we (i) issued 23,737 shares of common stock to Lincoln Park with a value of $365,550 as commitment shares pursuant to the 2025 ELOC Facility, which was expensed as incurred, and (ii) sold 422,380 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of  $3,818,631 under the 2025 ELOC Facility.

Reverse Stock Split

At our annual meeting of stockholders held on August 15, 2025, the Company’s stockholders adopted and approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of Common Stock, at a specific ratio, ranging from one-for-ten (1:10) to one-for-fifty (1:50), with such ratio to be determined by our Board in its discretion.

On October 16, 2025, we filed the amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split of our Common Stock at a ratio of one-for-fifty (1:50) (the “Reverse Stock Split”). The Reverse Stock Split became effective in accordance with the terms of the amendment at 12:01 AM Eastern Time on October 21, 2025.  All share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split.

October 2025 Registered Direct Offerings

On October 24, 2025, we completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering I”), pursuant to which we issued an aggregate of 243,622 shares of common stock at a purchase price of $11.21 per share. In a concurrent private placement (the “October 2025 Private Placement I”, and together with the October 2025 Registered Direct Offering I, the “October 2025 Financing I”), we issued warrants (the “October 2025 Private Warrants I”) exercisable for up to an aggregate of 487,244 shares of common stock (the “October 2025 Private Warrant Shares I”) at an exercise price of $11.00 per share. The October 2025 Private Warrants I are exercisable immediately upon issuance and will expire 24 months from the effective date of a resale registration statement registering the resale of all of the October 2025 Private Warrant Shares I. Also, we agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 14,617 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants I except that the warrants issued to the Placement Agent or its designees have an exercise price of $14.0125 per share and a termination date that will be the earlier of (i) 24 months from the effective date of the resale registration statement covering the resale of the shares of common stock underlying the October 2025 Private Warrant Shares I and (ii) October 23, 2030. The net proceeds of the October 2025 Financing I, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering I expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants I, were approximately $2.5 million. Additionally, if the holders of October 2025 Private Warrants I exercise such warrants in full, we would receive additional gross proceeds of approximately $5.3 million.

On October 29, 2025, we completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering II”), pursuant to which we issued an aggregate of 377,780 shares of common stock at a purchase price of $9.00 per share. In a concurrent private placement (the “October 2025 Private Placement II”, and together with the October 2025 Registered Direct Offering II, the “October 2025 Financing II”), we issued warrants (the “October 2025 Private Warrants II”) exercisable for up to an aggregate of 755,560 shares of common stock (the “October 2025 Private Warrant Shares II”) at an exercise price of $8.75 per share. The October 2025 Private Warrants II are exercisable immediately upon issuance and will expire 24 months from the effective date of a resale registration statement registering the resale of all of the October 2025 Private Warrant Shares II. Also, we agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 22,667 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants II except that the warrants issued to the Placement Agent or its designees have an exercise price of $11.25 per share and a termination date that will be the earlier of (i) 24 months from the effective date of the resale registration statement covering the resale of the shares of common stock underlying the October 2025 Private Warrant Shares II and (ii) October 28, 2030. In addition, in connection with any future exercise of the October 2025 Private Warrants II, the Company has agreed to (A) pay the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (ii) a management fee equal to 1.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (B) issue to Placement Agent or its designees additional placement agent warrants to purchase that number of shares equal to 6.0% of the aggregate number of shares of common stock underlying such October 2025 Private Warrants II that have been exercised. The net proceeds of the October 2025 Financing II, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering II expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants II, were approximately $3.1 million. Additionally, if the holders of October 2025 Private Warrants II exercise such warrants in full, we would receive additional net proceeds of approximately $6.1 million.

At-The-Market Offering

On November 10, 2025, we filed a prospectus supplement for up to $11.495 million of common stock with respect to the 2023 ATM Facility (as defined below), which amended the previously filed prospectus supplements to update the aggregate market value of our outstanding common stock held by non-affiliates (“public float”) and indicate that, since our public float is above $75.0 million, we are no longer subject to the sales limitations of General Instruction I.B.6 of Form S-3 with respect to our currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) pursuant to which 2023 ATM Facility sales are effectuated.  From October 1, 2025 through the date of filing of this Quarterly Report on Form 10-Q, we sold 242,537 shares of common stock for aggregate net proceeds of $1,006,740 under the 2023 ATM Facility.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed below and in Note 2 to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“US GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following accounting policies and estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Research and Development Costs

We record accrued expenses for costs invoiced from research and development activities conducted on our behalf by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract research, manufacturing, and testing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the unaudited condensed consolidated balance sheets and within research and development expense in the unaudited condensed consolidated statements of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are valued at cost and capitalized and included in research and development supplies. The costs of materials that were acquired for a particular research and development activity and have no alternative future use are expensed in the period acquired.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to September 30, 2025. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024.

Research and Development Expense

Research and development (“R&D”) expense for the three months ended September 30, 2025 was $2,192,881, compared to $2,756,081 for the three months ended September 30, 2024, a decrease of $563,200, or 20%. This decrease was primarily due to (i) differences in enrollment of the Acclaim-1 and Acclaim-3 clinical trials during each of the periods, and (ii) reduction of R&D overheads and employee associated expenses with a reduction of R&D staff from twelve employees at September 30, 2024 to seven employees at September 30, 2025.

Research and development expense for the nine months ended September 30, 2025 was $7,232,370, compared to $7,696,983 for the nine months ended September 30, 2024, a decrease of $464,613, or 6%. This decrease was primarily due to (i) reduction in clinical and manufacturing expenses due to closing of the Acclaim-2 clinical trial, (ii) differences in enrollment of the Acclaim-1 and Acclaim-3 clinical trials during each of the periods, and (iv) reduction of R&D overheads and employee associated expenses with a reduction of R&D staff from twelve employees at September 30, 2024 to seven employees at September 30, 2025.

General and Administrative Expense

General and administrative (“G&A”) expense for the three months ended September 30, 2025 was $1,153,032, compared to $1,566,085 for the three months ended September 30, 2024, a decrease of $413,053, or 26%. This decrease was primarily due to the implementation of expense reduction strategies by leadership which significantly reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of G&A staff from seven employees at September 30, 2024 to  six employees at September 30, 2025.

General and administrative expense for the nine months ended September 30, 2025 was $4,764,617, compared to $9,135,225 for the nine months ended September 30, 2024, a decrease of $4,370,608, or 48%. This decrease was primarily due to the implementation of expense reduction strategies by leadership which significantly reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of G&A staff from seven employees at September 30, 2024 to six employees at September 30, 2025.

Other Income. Other income was $2,405 and $8,080 for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of $5,675. The decrease was primarily due to lower cash balances held in interest bearing accounts for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Other income was $14,056 and $58,851 for the nine months ended September 30, 2025 and 2024, respectively, representing a decrease of $44,795. The decrease was primarily due to lower cash balances held in interest bearing accounts for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Depreciation Expense. There was no depreciation expense for the three months ended September 30, 2025, and $1,272 of depreciation expense for the three months ended September 30, 2024, representing a decrease of $1,272. The change in depreciation expense for the three months ended September 30, 2025 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

There was no depreciation expense for the nine months ended September 30, 2025, and $6,230 of depreciation expense for the nine months ended September 30, 2024, representing a decrease of $6,230. The change in depreciation expense for the nine months ended September 30, 2025 was primarily due to the timing of purchases of computer equipment for new employees and changes to accounting policies related to depreciation.

Net Loss. We had a net loss of $3,799,240 and $4,315,987 for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of $516,747, or 12%. The decrease in net loss between these periods was primarily due to (i) the closing of the Acclaim-2 clinical trial and associated reductions in clinical and manufacturing related expenses, and (ii) the implementation of expense reduction strategies by leadership, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from nineteen employees at September 30, 2024 to thirteen employees at September 30, 2025.

We had a net loss of $12,438,742 and $16,780,702 for the nine months ended September 30, 2025 and 2024, respectively, representing a decrease of $4,341,960, or 26%. The decrease in net loss between these periods was primarily due to (i) the closing of the Acclaim-2 clinical trial and associated reductions in clinical and manufacturing related expenses, and (ii) the implementation of expense reduction strategies by leadership, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from nineteen employees at September 30, 2024 to thirteen employees at September 30, 2025.

Liquidity and Capital Resources

From inception through September 30, 2025, we have never generated revenue from product sales and have incurred net losses in each year. As of September 30, 2025, we had an accumulated deficit of $167,238,185. We have funded our operations primarily through the sale and issuance of capital stock.

For the year ended December 31, 2024, we (i) sold 153,701 shares of common stock for aggregate net proceeds of $6.10 million pursuant to our 2023 ATM Facility (defined below), and (ii) completed a registered direct offering in which we sold (x) 3,300 shares of our common stock, (y) pre-funded warrants exercisable for up to an aggregate of 27,543 shares of our common stock (“March 2024 Pre-Funded Warrants”), and (z) warrants exercisable for up to an aggregate of 30,843 shares of our common stock (“March 2024 Common Warrants”), for net proceeds of approximately $5.8 million. In connection with the March 2024 registered direct offering, we amended certain existing warrants to reduce the exercise price and extend the term thereof. See also “Note 4 - Equity - Registered Direct Offering” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of December 31, 2024, all of the 27,543 March 2024 Pre-Funded Warrants had been exercised for shares of common stock.

During the nine months ended September 30, 2025, we sold (i) 338,811 shares of common stock for aggregate gross proceeds of approximately $7.2 million (resulting in aggregate net proceeds of $6,895,947 after offering expenses), pursuant to our 2023 ATM Facility, and (ii) 446,117 shares of common stock (inclusive of the 23,737 commitment shares issued pursuant to the Purchase Agreement (as defined below)) for aggregate net proceeds of approximately $3,818,631, pursuant to our 2025 ELOC Facility (as defined below). From October 1, 2025 through the date of filing of this Quarterly Report on Form 10-Q, (i) we sold 242,537 shares of common stock for aggregate net proceeds of approximately $1,006,740 pursuant to our 2023 ATM Facility, and (ii) we sold 326,750 shares of common stock for aggregate net proceeds of approximately $1,434,139, pursuant to our 2025 ELOC Facility.

On June 11, 2025, we entered into an equity line of credit (“ELOC”) purchase agreement, dated June 11, 2025 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase from us up to $12.5 million in shares of our common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at our sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. See also “Note 1 – Description of Business and Basis of Presentation – Capital Requirements, Liquidity and Going Concern Considerations” and “Note 4 - Equity – Equity Line of Credit” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (our “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights. See also “Note 1 - Description of Business and Basis of Presentation - Capital Requirements, Liquidity and Going Concern Considerations” and “Note 4 - Equity - At-The-Market Offering” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2025, we had $1,103,315 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or potential product candidates, which we expect will take a number of years and which is subject to significant uncertainty.  Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-3 clinical trials (of which both are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect interim enrollment of the Phase 2a expansion portion of the Acclaim-1 trial to be completed in the first half of 2026. We expect interim enrollment in the Phase 2 dose expansion portion of the Acclaim-3 trial to be completed in the first half of 2026. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, sales pursuant to our 2025 ELOC Facility, drawdowns on our 2023 ATM Facility pursuant to our Sales Agreement with the Agent, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively over the next 12 months, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into March 2026. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We previously have experienced delays in engaging clinical sites as a result of disruptions at these clinical sites caused by the COVID-19 pandemic. We also have experienced delays in clinical trial enrollment as a result of competition for patients and additional time required in connection with transitions to new third party CDMOs and the manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash during the nine months ended September 30, 2025, and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(11,212,938)	$(14,053,136)
Net cash provided by investing activities	—	774,645
Net cash provided by financing activities	10,714,593	8,029,143
Net decrease in cash and cash equivalents	$(498,345)	$(5,249,348)

Cash used in operating activities

Net cash used in operating activities was $11,212,938 and $14,053,136 for the nine months ended September 30, 2025, and 2024, respectively, a decrease of $2,840,198, or 20%. This decrease was primarily due to (i) the closing of the Acclaim-2 clinical trial and associated reductions in clinical and manufacturing related expenses, and (ii) the implementation of expense reduction strategies by leadership, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from nineteen employees at September 30, 2024 to thirteen employees at September 30, 2025.

Cash provided by investing activities

The Company had no net cash provided by or used in investing activities for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $774,645 for the nine months ended September 30, 2024. This difference in net cash provided by investing activities was primarily due to timing associated with filing and patent prosecution costs of our intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $10,714,593 and $8,029,143 during the nine months ended September 30, 2025, and 2024, respectively. This increase of $2,685,450 was primarily due to differences in amounts raised by sales of our securities in capital raising activities conducted during the nine months ended September 30, 2025, and 2024, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information called for by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer (currently the same person following the passing of Mr. Varner, the Company’s former President, Chief Executive Officer and Chairman of the Board, on May 7, 2024), as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2025. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended September 30, 2025, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with US GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the quarter ended September 30, 2025, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) continued evaluation and documentation of policies, processes, and controls, both manual and automated; and (ii) evaluation of and updates to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. An investment in our common stock involves a high degree of risk. The information presented below updates and supplements the risk factors previously disclosed in “Part I, Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on April 1, 2025. In addition to the other information set forth in this report and in our other SEC filings from time to time, you should carefully consider the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 1, 2025, together with the information contained elsewhere in this report, including Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other SEC filings in evaluating our business. These risks and uncertainties could materially and adversely affect our business, financial condition, operating results, prospects for growth, and the value of an investment in our common stock.  Such risks referenced above together with the additional risks set out below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results, prospects for growth, and the value of an investment in our common stock. If any of the events described in such risks occur, our business, financial condition, results of operations and prospects for growth could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment. Except as required by the federal securities law, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

We are currently listed on The Nasdaq Capital Market. If we fail to regain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. On February 7, 2025, we received a notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”). We were provided a compliance period of 180 calendar days from the date of the notice, or until August 6, 2025, to regain compliance with the Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On August 12, 2025, we received a letter from Nasdaq indicating that, based upon our not having regained compliance with the Bid Price Requirement and our ineligibility for a second 180 calendar day compliance period, the Staff had determined to delist our securities from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”). Additionally, on August 19, 2025, we received a letter from the Nasdaq Staff indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”), because our stockholders’ equity of $1,391,195 as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 was below the required minimum of $2.5 million, and because, as of August 19, 2025, we did not meet the alternative compliance standards relating to market value of listed securities or net income from continuing operations. The Staff indicated that this non-compliance with the Minimum Stockholders’ Equity Requirement serves as an additional and separate basis for delisting our securities from Nasdaq. On August 19, 2025, we timely requested a hearing before the Panel which stayed any suspension or delisting action by the Staff.  At the Panel hearing, we requested an extension within which to evidence compliance with the Bid Price Requirement and the Minimum Stockholders’ Equity Requirement and the Staff has granted our request for an exception to demonstrate compliance with the Bid Price Requirement and Minimum Stockholders’ Equity Requirement for continued listing through October 31, 2025 (the “Exception”).

We intend to continue to take definitive steps in an effort to evidence compliance with the Bid Price Requirement and the Minimum Stockholders’ Equity Requirement and the other Nasdaq listing requirements, including by the implementation of the one-for-fifty (1:50) reverse stock split, which we implemented effective as of October 21, 2025.  To regain compliance with the Bid Price Requirement, the closing bid price of our Common Stock must be at least $1.00 for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend such 10-day period.  The announcement and implementation of the reverse stock split could negatively affect the price of our common stock.  We cannot assure you that the prices for shares of the common stock after the reverse stock split will increase proportionately to prices for shares of our common stock immediately before the reverse stock split.  Furthermore, even if the market price of our common stock does rise following the reverse stock split, we cannot assure you that the market price of our common stock immediately after the proposed reverse stock split will be maintained for any period of time.  There is also the possibility that liquidity may be adversely affected by the reduced number of shares which are now issued and outstanding following implementation of the reverse stock split is effected, particularly if the price per share of our common stock begins a declining trend following implementation of the reverse stock split. Accordingly, our total market capitalization after the reverse stock split may be lower than the market capitalization before the reverse stock split.

We will continue to monitor our stockholders’ equity and may, if appropriate, consider available options, including raising additional capital, to regain compliance with the Minimum Stockholders’ Equity Requirement. If we seek to raise additional capital through the issuance of equity, whether through this offering or other issuances of equity, the issuance may result in dilution, and the announcement or implementation of such fundraising could negatively affect the price of our securities.

Pursuant to the Exception, we are required to, and fully intend to, provide the Panel with prompt notification of any significant events that occur, including any event that may call into question our ability to satisfy the terms of the Exception. If such events do occur, we may request a further extension beyond October 31, 2025 to regain compliance with either or both of the Bid Price Requirement and the Minimum Stockholders’ Equity Requirement. The Panel has reserved the right to reconsider the terms of the Exception based on any event, condition or circumstance that exists or develops that would, in the Panel’s opinion, make continued listing of our securities on Nasdaq inadvisable or unwarranted.  There can be no assurance that the Panel would exercise their discretion to grant an extension beyond October 31, 2025 or that we will be able to evidence compliance with the Bid Price Requirement, the Minimum Stockholders’ Equity Requirement and the other Nasdaq listing requirements within any extension period that has been or may be granted by the Panel or that we will be able to maintain compliance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we issued and sold the following unregistered securities:

On July 1, 2025, we issued 100 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended September 30, 2025.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  September 30, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated January 31, 2024, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024.

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated October 16, 2025, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2025.

3.4	Amended and Restated Bylaws of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.5	Amendment No. 1 adopted and approved by the Registrant’s Board of Directors on October 18, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 23, 2023.

3.6	Amendment No. 2 adopted and approved by Registrant’s Board of Directors on March 29, 2025, incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2025.

4.1	Form of Private Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 24, 2025.

4.2	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 24, 2025.

4.3	Form of Private Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2025.

4.4	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 29, 2025.

10.1+	Genprex, Inc. 2018 Equity Incentive Plan (As Amended and Restated Effective June 30, 2025), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 15, 2025.

10.2	Form of Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed in October 24, 2025.

10.3	Form of Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed in October 29, 2025.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

+  Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.
(Registrant)

Date: November 14, 2025	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)