Form 10-K
period 2025-12-31
Genprex, Inc.
filed 2026-03-30
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price of the registrant’s common stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Capital Market on such date, was approximately $7.5 million. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 27, 2026, there were 9,044,856 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of Genprex, Inc.’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K, which Definitive Proxy Statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K (this “Annual Report on Form 10-K” or this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless the context requires otherwise, references to “Genprex,” the “Company,” “we,” “us” or “our” in this Annual Report refer to Genprex, Inc. Any statements in this Annual Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “would,” and similar expressions. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our product candidates and their respective targeted indications, including estimated or projected size or other expected trends in such markets, and any other statements involving anticipated or expected market or industry projections, statements regarding markets for our common stock and future management and organizational structure and statements about our current or future product candidates and their development, our beliefs regarding their preclinical or clinical profile or efficacy, and the regulatory approval process and pathway and the timing thereof, are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report, including the risk factors described in Item 1A of this Annual Report. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

•	Market conditions;

•	Our capital position;
•	Our ability to raise additional future financing and possible lack of financial and other resources, and our ability to continue to support and fund our preclinical and clinical development programs and growth of our business;
•	Our ability to continue as a going concern;

•	Our ability to maintain compliance with the continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock;
•	Our ability to compete effectively and with larger and/or better-financed biotechnology and pharmaceutical companies;

•	Our uncertainty of developing marketable products;

•	Our ability to develop and commercialize our products;

•	Our ability to obtain regulatory approvals;

•	Our ability and third-parties’ ability to maintain and protect intellectual property rights;

•

The effects and impacts of public health crises such as epidemics or outbreaks, which could significantly disrupt and have a material adverse effect upon our business, our clinical trials and our research programs; as well as on healthcare systems or the global economy as a whole;

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

Oncology Platform

Our lead oncology drug candidate, REQORSA® Gene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It harms the metabolism of cancer cells, which leads to reduced cancer cell growth. It has a mechanism of action whereby it decreases tumor glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with currently approved therapies, and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We believe that our ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and we are in early stages of discovery programs to identify other cancer candidates. In August 2022, we entered into a sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes.  As further described in the “Discovery Programs” section below, since not all patients respond to REQORSA, we have been collaborating with researchers at MD Anderson to identify biomarkers that might predict a strong positive or negative response to REQORSA in patients with lung cancer.  This preclinical effort has led to the identification of two proteins whose expression appears to predict response to REQORSA.  Validation in specimens from clinical trials will be needed to determine whether these potential biomarkers predict clinical response. We plan to test patient samples from our clinical trials for selected biomarkers to determine if sensitivities exist among our existing patient population in an effort to guide patient selection and improve clinical outcomes.

Acclaim – 1: We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg administered every 21 days. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients out of the twelve originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 60 courses of treatment (approximately 42 months) and this patient continues to receive REQORSA and Tagrisso treatment to date.  A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months), but then had disease progression and REQORSA treatment was stopped. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. The results of the Phase 1 dose escalation portion of the study were published in Clinical Lung Cancer, a peer-reviewed journal covering various aspects of clinical and translational research of lung cancer, in January 2026. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The Phase 2a expansion portion of the trial is expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study.  The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, remains unchanged. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study in the first half of 2026 and expect the interim analysis in the second half of 2026.

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

Acclaim – 3: We are currently enrolling and treating patients in the Phase 2 expansion portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In December 2024, we announced that we had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg administered every 21 days, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. Although decreases in tumor size are not expected during maintenance therapy with atezolizumab alone, there were two patients out of the six enrolled in the Phase 1 dose escalation portion of the study who had marked decreases in measurable disease. We previously reported that the first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial had a partial remission, which is defined as at least a thirty percent (30%) decrease in tumor size, from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  A CT scan performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at that time.  Another patient in the Phase 1 dose escalation portion of the Acclaim-3 trial had a twenty-three percent (23%) decrease in tumor size from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy. This patient received seven cycles of study therapy before progressing after 4.2 months. In addition, one patient in the Phase 1 dose escalation portion of the study achieved an unconfirmed partial remission after 24 cycles of therapy and continues to receive study treatment in the trial after more than 18 months. We anticipate that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S. sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. We expect to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the first half of 2026 and expect the interim analysis in the second half of 2026.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes, where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the initiation of research in Type 2 diabetes animal models. In December 2025, we also executed on our strategic goal to submit a meeting request to the FDA by the end of the year to discuss the necessary Investigational New Drug (“IND”)-enabling preclinical studies, an important step before potentially initiating clinical trials in humans. See the “Recent Developments” section below for more information on our meeting with the FDA which occurred in February 2026.  In May 2025, following the completion of our August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. See also “Note 7 – Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

In February 2023, our research collaborators at UP presented preclinical data in a non-human primate (“NHP”) model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, we hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. In June 2025, our collaboration partners had two presentations at the 2025 American Diabetes Association (“ADA”) 85th Scientific Sessions. Our research collaborators from UP were invited to give an oral presentation highlighting their work in NHP models of Type 1 diabetes.  In addition, our contract development and manufacturing organization collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Convergen Biotech, Inc.

Additionally, in September 2024, we announced that we were considering various strategic alternatives and opportunities to enhance stockholder value, including evaluating ways to optimize our clinical and research programs and operational strategies, such as our intention to potentially transfer our diabetes clinical development program and our diabetes gene therapy assets into a new, initially wholly-owned subsidiary. In connection with this intended separation of the diabetes clinical development program, in February 2025, we announced that we had formed a wholly-owned subsidiary, Convergen Biotech, Inc. (“Convergen”), to implement this initial step of the reorganization and facilitate the separation of the diabetes program. If, and when, a potential separation is completed, Convergen will focus on developing and commercializing GPX-002.  We plan to retain our oncology clinical development programs and other oncology pipeline assets.

Reverse Stock Splits

Effective as of February 2, 2024 and October 21, 2025, we effected reverse stock splits of our issued and outstanding shares of common stock, at respective ratios of one-for-forty (1:40) and one-for-fifty (1:50) (respectively referred to as the “2024 Reverse Stock Split” and “2025 Reverse Stock Split”, and collectively, the “Reverse Stock Splits”). Our common stock continues to trade on The Nasdaq Capital Market under the same GNPX ticker following the Reverse Stock Splits, but following the 2025 Reverse Stock Split was assigned a new CUSIP number, 372446302. All share and per share amounts in this Annual Report on Form 10-K have been adjusted as appropriate to reflect the Reverse Stock Splits (see “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K).

Recent Developments

Diabetes Gene Therapy Updates

As previously disclosed, in December 2025 we submitted a request to meet with the FDA to discuss the necessary IND-enabling preclinical studies for our Type 1 diabetes gene therapy program, an important step before potentially initiating clinical trials in humans.  On February 19, 2026, we met with the FDA and received feedback which aligned with our expectations and plans.  Following the FDA meeting and receipt of the official meeting minutes, we now plan to continue with preclinical animal studies, as expected, which will allow us to finalize the design and initiate future toxicology studies. Subsequent data from toxicology studies are expected to enable IND filing. Toxicology studies are a required step of drug development, ensuring that new treatments are evaluated in animal models before human use in order to identify potential risks, determine safe dosages and monitor for side effects.  Additionally, we plan to begin clinical scale production in a current Good Manufacturing Practices (“cGMP”) compliant facility, allowing us to accelerate our manufacturing processes necessary for IND-enabling preclinical studies and clinical trials. We are also continuing work with third-party contract development and manufacturing organizations (“CDMOs”) and research partners to optimize constructs and evaluate alternative second-generation approaches including different AAV and non-viral constructs.

At-the-Market Offering Program

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an ATM offering program under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares (the “Shares”) of our common stock, as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the ATM Agreement, and also have provided the Agent with customary indemnification and contribution rights.  During the year ended December 31, 2025, we sold 1,602,490 Shares through the Agent under the ATM Agreement for net proceeds of approximately $10.8 million. From January 1, 2026 through the date of filing of this Annual Report on Form 10-K, we have sold 5,714,798 Shares of our common stock for net proceeds to us totaling approximately $13.3 million through the Agent under the ATM Agreement.

NASDAQ Compliance

The Nasdaq Hearings Panel (the “Panel”) of the Nasdaq Stock Market, LLC (“Nasdaq”) notified us on October 13, 2025 that the Panel had granted our request for an exception to demonstrate compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) and the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”) for continued listing through October 31, 2025.  On November 25, 2025, we were formally notified that (i) the Panel determined that we regained compliance with the Bid Price Requirement; and (ii) the Panel also approved our request for an exception until December 31, 2025 to demonstrate long-term compliance with the Stockholders’ Equity Requirement.

On January 7, 2026, we were formally notified that the Panel determined that we regained compliance with the Minimum Stockholders’ Equity Rule. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a mandatory panel monitor through January 7, 2027. If, within that one-year monitoring period, the Listing Qualifications Staff (the “Staff”) of Nasdaq finds us again out of compliance with the Minimum Stockholders’ Equity Rule that was the subject of the exception as previously granted by the Panel, notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. We will have the opportunity to present to the Hearings Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C), and our securities may be at that time delisted from Nasdaq.

Our Pipeline

Our technologies are designed to administer disease-fighting genes to provide new therapies for large patient populations with cancer and diabetes who currently have limited treatment options. We are developing our lead oncology product candidate REQORSA to be administered with targeted therapies and with immunotherapies for NSCLC and SCLC. We continue to conduct preclinical research to explore how REQORSA may be administered with targeted therapies and immunotherapies in other solid tumors, such as ALK-positive NSCLC, NSCLC progressing after rat sarcoma virus (“RAS”) inhibitors, mesotheliomas, and gliomas, and we are researching how other cancer fighting genes, such as NPRL2, can enhance our portfolio using our systemic, non-viral gene therapy platform, the ONCOPREX Delivery System. Using a different gene therapy delivery system, we are also developing our preclinical diabetes candidate GPX-002 for both Type 1 diabetes and Type 2 diabetes. The following table summarizes our product development pipeline.

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

Common genetic alterations present in lung cancer are in tumor suppressor genes. Although some tumor suppressor genes develop mutations in cancer, the TUSC2 tumor suppressor gene is often deleted in cancers. To our knowledge, no targeted small molecule drugs have successfully been developed to compensate for TUSC2 tumor suppressor gene changes in NSCLC or SCLC.

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

A subset of NSCLC patients carry a mutation in EGFR, which makes their tumors sensitive to EGFR tyrosine kinase inhibitors (“EGFR TKIs”). The two most common mutations are referred to as exon 19 deletion and exon 21 substitution. Several pharmacological and biological approaches, including EGFR TKIs, have been developed specifically to block activated EGFR for cancer therapy. EGFR TKI drugs are the most common targeted therapies used in lung cancer. Several EGFR TKI therapies are marketed commercially including, but not limited to, Tagrisso, Tarceva, Iressa, Gilotrif, Rybrevant and Lazcluze.

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

Epidemiology of Lung Cancer. According to the World Health Organization’s 2025 cancer facts, lung cancer was the leading cause of cancer deaths worldwide. According to the American Cancer Society in 2026, lung cancer accounts for about one in five of all cancer deaths in the United States, and causes more deaths in the U.S. than colon, breast and prostate cancers combined. In 2020, there were more than 2 million new lung cancer cases and approximately 1.8 million deaths from lung cancer worldwide. In the U.S., according to the American Cancer Society, it is estimated that in 2026 there will be more than 229,000 new cases of lung cancer and more than 124,000 deaths from this disease. NSCLC represents about 77% of all lung cancers and the five-year survival rate for patients with NSCLC with distant spread is 12%. SCLC represents about 13% of lung cancer patients and the five-year survival rate for patients with SCLC with distant spread is 4%. With limited benefit from current therapies, we believe there is a significant unmet medical need for new treatments for NSCLC and SCLC in the U.S. and globally, and we believe REQORSA may be suitable for the majority of lung cancer patients.

REQORSA®

REQORSA® Gene Therapy (generic name: quaratusugene ozeplasmid) decreases tumor glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, targets and kills cancer cells, and stimulates the natural immune responses against cancer.  It re-expresses TUSC2 protein in the cell and also increases the anti-tumor immune cell population and down-regulates PD-L1, thereby potentially boosting the immune response to cancer.

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

Additionally, we are collaborating with MD Anderson to discover, develop and utilize biomarkers to select the patient population most likely to respond to REQORSA and enable decisions on progression of our drug candidates to the next phase of development. MD Anderson researchers currently are analyzing biomarkers that may indicate a strong positive or negative response to REQORSA in lung cancer that could be used to enrich our population of responding patients in our clinical trials. We expect to expand our existing research with MD Anderson to investigate resistance mechanisms and identify biomarkers predictive of therapeutic response. As further described in the “Discovery Programs” section below, this preclinical effort has led to the identification of two proteins whose expression appears to predict response to REQORSA. Validation in specimens from clinical trials will be needed to determine whether these potential biomarkers predict clinical response. We plan to test patient samples from our clinical trials for selected biomarkers to determine if sensitivities exist among our existing patient population in an effort to guide patient selection and improve clinical outcomes.

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

In normal cells, the proteins involved in the PI3K/AKT/mTOR pathway play an important role in cellular function and cellular trafficking. In this pathway, PI3K, a kinase, generates messenger molecules required to translocate AKT, another protein kinase, to the cell’s plasma membrane where it is phosphorylated and activated. These proteins are often found to be aberrantly active in cancers, causing cells to lose their ability to control cell growth, proliferation, and differentiation. Thus, mutations in PI3K and its upstream activators, such as EGFR, have been associated with many forms of cancer.

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

Modulation by TUSC2 of the Immune Response to Cancer

In work presented in an abstract for the 2024 American Association of Cancer Research (“AACR”) meeting, our clinical collaborators have shown that TUSC2 has metabolic effects both in lung cancers and in normal cells.  TUSC2 is encoded by the nuclear DNA, but the TUSC2 protein resides in the inner membrane of the mitochondria. TUSC2 has been shown to play a critical role in mitochondrial respiration/energy metabolism, reactive oxygen species production, and in Ca2+ flux to and from mitochondria. This recent work demonstrated that TUSC2 re-introduction to TUSC2-deficient cancer cells consistently suppressed both glycolysis and mitochondrial ATP production, thus leaving cells without sufficient energy to support their vital functions. This suggests that TUSC2 protein introduced to cancer cells lacking TUSC2 can decrease the high metabolic rate that is characteristic of cancer cells, leading to marked decreases in cell growth.  The data also showed that both glycolytic and mitochondrial metabolism of a normal epithelial cell line were strengthened after the introduction of TUSC2, suggesting a beneficial role of TUSC2 for the metabolic health of normal cells. This suggests that TUSC2 effects on metabolism in normal lymphocytes could lead to the increased immune response to lung cancers seen in animal models receiving REQORSA.  The study further suggested that REQORSA may play an important role as a cancer treatment to target and disrupt the metabolism of cancer cells, leading to a decrease in the rate of glycolysis and decreased production of energy in the form of ATP.

REQORSA Decreases Glycolysis and ATP Production in A549 Lung Cancer Cells

ECAR (mpH/min/Cells)
30.0
25.0
20.0
15.0
10.0
5.0
0
*
*
Glycolysis
ATP Production

* indicates p<0.05

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

Preclinical studies by our research collaborators have included combining REQORSA with:

●	the EGFR TKI gefitinib (marketed as Iressa® by AstraZeneca Pharmaceuticals) in animals and in human NSCLC cells;
●	third generation EGFR TKIs such as osimertinib (marketed as Tagrisso® by AstraZeneca Pharmaceuticals);
●	MK2206 in animals (MK2206 is an inhibitor of AKT kinases, which affect cell signaling pathways downstream from tyrosine kinases);
●	the anti-PD-1 antibody pembrolizumab (the checkpoint inhibitor marketed as Keytruda® by Merck & Co.) in animals;
●	the anti-PD-1 antibody nivolumab (the checkpoint inhibitor marketed as Opdivo® by Bristol-Myers Squibb Company) in animals;
●	the anti-CTLA4 antibody ipilimumab (marketed as Yervoy® by Bristol-Myers Squibb Company) in animals;
●	the anti-PD-L1 antibody atezolizumab (marketed as Tecentriq® by Genentech/Roche) in animals;
●	the RAS inhibitor sotorasib (marketed as Lumakras® by Amgen Inc.) in animals; and
●	the ALK inhibitor alectinib (marketed as Alecensa® by Genentech/Roche) in animals.

The manufacturers of the marketed drugs were not involved in any of our clinical or preclinical studies. In clinical studies involving marketed drugs, the drugs were administered concurrently with REQORSA without being modified in any way, and the antibodies used in our preclinical studies that did not use the marketed drugs were the non-humanized equivalent to marketed drugs.

Data from these clinical and preclinical studies indicates that combining REQORSA with these other therapies in many cases yields results more favorable than either these therapies or REQORSA alone, with minimal side effects relative to other lung cancer drugs, thereby potentially making REQORSA a therapy complementary to these cancer treatments.

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

We enrolled 12 patients in the completed Phase 1 dose escalation portion of the Acclaim-1 study and estimate that the Phase 2a expansion portion will enroll approximately 33 patients (all of whom have progressed on Tagrisso or Tagrisso-containing regimens), and the randomized Phase 2b portion will enroll approximately 74 patients. Starting with the Phase 2a expansion portion of the study, all patients receiving REQORSA in this study are required to submit an archival biopsy specimen that can be evaluated for TUSC2 expression. The initial trial design of the Phase 2a expansion portion of the study included two cohorts with half being patients who received only prior Tagrisso treatment and the other half being patients who received prior Tagrisso treatment and chemotherapy. However, as previously announced in August 2024, based on resource prioritization and to focus on the patients for whom REQORSA is most likely to show a benefit, we decided to limit our enrollment efforts moving forward to patients who received only prior Tagrisso treatment and cease enrollment of the second cohort (patients who received prior Tagrisso treatment and chemotherapy). However, noting that two of the patients with markedly prolonged PFS in the Phase 1 portion of the study had previously received both chemotherapy and Tagrisso, in February 2025, we amended the protocol to allow entry of patients progressing on Tagrisso or Tagrisso-containing regimens in the Phase 2a expansion portion of the study. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study.  We expect to enroll patients at approximately 10-15 U.S. clinical sites for the Acclaim-1 study. We opened the Phase 2a expansion portion of the Acclaim-1 study and enrolled and dosed the first patient in January 2024. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study in the first half of 2026 and expect the interim analysis in the second half of 2026. Patients enrolled in the Phase 2b portion of the study will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy.  Patients will be treated until disease progression or unacceptable toxicity is experienced.

The primary endpoint of the Phase 1 portion of the Acclaim-1 study was to determine a dose with DLT or, if DLT was not experienced, to determine the RP2D.  Since no DLTs were experienced in Phase 1, the 0.12 mg/kg dose of REQORSA administered every 21 days was determined to be the RP2D. The primary endpoint of the Phase 2a expansion portion is overall response rate (ORR). The primary endpoint of the Phase 2b randomized portion of the trial is PFS which is defined as time from randomization to disease progression) or death. Patients will also be followed for survival.

In October 2023, one of our clinical collaborators presented a poster presentation at the 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics detailing the Phase 1 results of the Acclaim-1 study. While the Phase 1 portion of the Acclaim-1 study was designed primarily to assess safety, we believe promising efficacy results were also observed.  The reported results showed no DLTs, established a RP2D of 0.12 mg/kg administered every 21 days (the highest dose level administered in the trial) and provided data showing early efficacy of REQORSA in combination with Tagrisso.  Of the 12 patients treated with escalating doses of REQORSA and standard doses of Tagrisso, all of whom had progressed on Tagrisso containing regimens, three patients had experienced prolonged time to progression, including one with continuing partial response. Specifically, one patient at the 0.06 mg/kg dose level, previously treated with carboplatin, pemetrexed, and Tagrisso, had a partial remission by investigator evaluation and treatment is ongoing in the trial after 60 cycles, which is approximately 42 months. A second patient at the 0.12 mg/kg dose level who was previously treated with cisplatin, pemetrexed, carboplatin, and Tagrisso had stable disease and received 32 cycles, or approximately 24 months before disease progression occurred and REQORSA treatment was stopped. And a third patient who was at the 0.09 mg/kg dose level, previously treated with Tagrisso, had stable disease and received 14 cycles, over approximately 10 months before disease progression occurred and is no longer receiving treatment. The extended PFS of each of these patients is consistent with long-term PFS seen in several patients in prior early stage clinical trials of REQORSA and is not expected with treatment with Tagrisso alone after progression on Tagrisso containing regimens. REQORSA administration was generally well tolerated and there were no DLTs. The administration was associated with a delayed infusion-related reaction with symptoms such as muscle aches, fever and chills in some patients, which we believe is similar to reactions seen with the administration of antibodies routinely used in oncology treatment. This was managed with prophylactic steroids, acetaminophen and diphenhydramine, and symptoms were not increased, and in most cases decreased, with repeat cycles. The results of the Phase 1 dose escalation portion of the study were published in Clinical Lung Cancer, a peer-reviewed journal covering various aspects of clinical and translational research of lung cancer in January 2026. We believe this new mechanism and novel approach targeting lung cancer, which comes with a strong safety profile and early signs of efficacy, is paving new ground in the fight against lung cancer.

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

Based on these results, we started our Phase 1/2 Acclaim-2 clinical trial, an open-label, dose-escalation and clinical response study of REQORSA in combination with Keytruda in patients with advanced, metastatic non-small-cell lung cancer who have progressed after treatment with Keytruda. However, as previously announced in August 2024, Genprex has ceased enrollment in the Acclaim-2 trial. Enrollment was slow, due to competition with many other clinical trials for the same patient population, which led to the decision to end enrollment in the trial.  All study closure procedures were completed as of December 2025.  Although the Acclaim-2 study in patients progressing on Keytruda containing regimens has been closed due to, among other factors, slow enrollment, we continue to believe that this combination could be beneficial.

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

In January 2024, we opened the Phase 1 portion of the Acclaim-3 study for enrollment and added multiple clinical sites through our collaboration with a large network of integrated, community-based oncology practices. The Phase 1 dose escalation portion of the trial was completed by the end of 2024. The primary endpoint of the Phase 1 escalation portion was to determine the MTD or RP2D. The Phase 1 portion of the trial had no DLTs, and therefore in December 2024, we announced that the Acclaim-3 SRC recommended that the RP2D be 0.12 mg/kg administered every 21 days, which was the highest dose level delivered in the Phase 1 portion of the trial.  Although decreases in tumor size are not expected during maintenance therapy with atezolizumab alone, there were two patients out of the six enrolled in the Phase 1 dose escalation portion of the study who had marked decreases in measurable disease. We previously reported the first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial had a partial remission, which is defined as at least a thirty percent (30%) decrease in tumor size, from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  A CT scan performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at that time.  Another patient in the Phase 1 dose escalation portion of the Acclaim-3 trial had a twenty-three percent (23%) decrease in tumor size from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  This patient received seven cycles of study therapy before disease progression occurred after 4.2 months.  In addition, one patient in the Phase 1 dose escalation portion of the study achieved an unconfirmed partial remission after 24 cycles of therapy and continues to receive study treatment in the trial after more than 18 months. As the maintenance therapy consists of REQORSA and Tecentriq, and the patients have already received four cycles of Tecentriq during induction therapy and thus responses to Tecentriq would likely have occurred earlier, we believe these data suggest that REQORSA may be providing clinical benefit.

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

We have initiated the addition of new clinical trial sites for both Acclaim-1 and Acclaim-3, and we expect to open additional sites in 2026. We believe the addition of new sites will expedite patient enrollment in both Acclaim-1 and Acclaim-3. Furthermore, our academic research collaboration partners at MD Anderson are continuing to research biomarkers to identify patient populations that may indicate a likely response to REQORSA, which we believe could expedite patient enrollment. See the “Discovery Programs” section below for further information on the biomarker work with MD Anderson.

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

ONC-002: Phase 1/2 - Trial Combining REQORSA with Tarceva® (Phase 1 portion completed; Phase 2 portion closed in favor of conducting Acclaim-1 instead)

Phase 1 Portion: The Phase 1 Monotherapy Trial showed that REQORSA is well tolerated, that high levels of TUSC2 expression are detected in the tumor post-treatment, and that there was evidence of tumor growth suppression. Based on the results from the Phase 1 Monotherapy Trial and substantial preclinical evidence that REQORSA is complementary with EGFR TKIs, we began a Phase 1/2 trial (the “Phase 1/2 Combination Tarceva Trial”) at MD Anderson combining REQORSA with Tarceva in patients with Stage IV (metastatic) or recurrent NSCLC that is not potentially curable by radiotherapy or surgery.  Patients were enrolled whether or not they had an activating EGFR mutation. Enrollment in the Phase 1 portion of the Phase 1/2 Combination Tarceva Trial commenced in 2014 at MD Anderson with Dr. Charles Lu as the Principal Investigator.

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

REQORSA Synergizes with Keytruda® (pembrolizumab)

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

The treatment strategy is shown in Figure 2. REQORSA (referred to as TUSC2 in Figure 2) was administered intravenously every 48 hours for a total of three injections, and pembrolizumab was administered every 3-4 days a total of three times.  Bioluminescence imaging was performed to visualize the intensity of tumor burden for mice in different treatment groups both in humanized and non-humanized mice. Both REQORSA and pembrolizumab monotherapies reduced the tumor burden significantly, although pembrolizumab was moderately more effective. Importantly, REQORSA plus pembrolizumab inhibited tumor growth synergistically (*P< 0.05, **P< 0.005, ***, P< 0.0005). There was no antitumor effect of pembrolizumab and reduced change with REQORSA in non-humanized mice, which was expected since these mice have no immune cells.

To identify the immunological features associated with efficacy of this combination, in depth immune profiling of the tumor microenvironment was performed. An increased number of reconstituted human CD3+ T cells was found in all groups, compared with the untreated control. CD8+ T cells were significantly upregulated by pembrolizumab and its combination with REQORSA. Levels of activated CD8+ T cells (CD8+CD69+) were also significantly increased in the combination group and were slightly higher than the pembrolizumab group. There was no effect of pembrolizumab on NK/activated NK cells, whereas REQORSA alone enhanced their levels significantly, indicating REQORSA regulation of NK activation, which is consistent with the previous findings reported in syngeneic mice. The combination had a similar effect as REQORSA monotherapy. REQORSA, pembrolizumab, and the combination, were all associated with significant decrease of reconstituted human myeloid derived suppressor cells (“MDSCs”) (CD33+ve). Pembrolizumab and the combination had a profound stimulatory effect on HLA-DR+ dendritic cells (DCs). REQORSA alone enhanced HLA-DR+DC levels moderately. Taken together, these results show that the combination of REQORSA and pembrolizumab enhanced the immune response and inhibited tumor growth synergistically (*P< 0.05, **P< 0.005, ***, P< 0.0005).

REQORSA also showed synergistic antitumor activity with nivolumab in the same mouse model, highlighting the role of REQORSA rendering KRAS/LKB1 mutant tumors more sensitive to immune checkpoint blockade. Thus, these data suggest that the synergy of REQORSA with immune checkpoint inhibitors is not limited to pembrolizumab.

Figure 2. Synergistic Antitumor Effect of REQORSA Gene Therapy with Keytruda® (pembrolizumab) on

KRAS/LKB1 Mutant Lung Metastases in the Humanized Mouse Model

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

Data presented at the October 2023 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics from studies in humanized mouse models of SCLC that use human H841 cells have shown that the combination of REQORSA (quaratusugene ozeplasmid) and Tecentriq® (atezolizumab) provides significantly better control of tumor burden than either agent alone (Figure 3, Figure 4, and Figure 5). H841 is a human SCLC cell line that does not express TUSC2 protein, and which was labeled with luciferase for these experiments. When injected intravenously, H841 cells metastasize to both lung and liver. The reconstituted humanized mice have a fully competent human immune system with major functional immune populations, which showed antigen specific T cell responses as well as antitumor activity with immune checkpoint blockade therapy and was used here to evaluate synergy between quaratusugene ozeplasmid and atezolizumab.

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

Figure 3. Bioluminescence Flux after REQORSA (quaratusugene ozeplasmid) and Tecentriq (atezolizumab) as Single Agents and in Combination in H841 SCLC Model in Humanized Mice

CONTROL
REQORSA
TECENTRIQ
REQORSA + TECENTRIQ
Luminescence
10³
10²
Counts
Color Scale
Min = 50
Max = 5000

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

Epidemiology of Diabetes. According to the U.S. Center for Disease Control as of 2026, approximately 40.1 million Americans, or approximately 12% of the U.S. population, have diabetes. It is also believed that more than 115.2 million Americans aged 18 years or older have prediabetes. In 2024, approximately 589 million adults (20-79 years) worldwide were living with diabetes, and the total number of people living with diabetes is projected to rise to approximately 853 million by 2050.  Also in 2024, diabetes caused more than 3.4 million deaths globally and diabetes resulted in approximately one trillion dollars in health expenditures, representing 12% of global health expenditures.

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

Type 2 diabetes patients are advised to use diet and exercise to manage their condition. When these lifestyle changes alone do not control the disease, Type 2 diabetes patients may be prescribed a variety of medications that help alter how the body manages blood sugar levels. For example, biguanides such as metformin, reduce the amount of glucose produced in the liver. DPP-4 inhibitors, such as Januvia®, Onglyza®, and Tradjenta®, improve blood sugar levels and prevent them from dropping too low. Glucagon-like peptides, such as Ozempic®, Mounjaro®, Wegovy®, Trulicity®, Byetta® and Victoza®, change the way the body produces insulin. Drugs in the SGLT2 inhibitor class, such as Farxiga® and Invokana®, release more glucose into the urine. Finally, insulin injections may be needed if these oral medications, along with diet and exercise, do not lower blood sugar levels enough. These medications, including insulin replacement therapy, while offering improvements for Type 2 diabetes patients, do not affect the underlying cause of the disease.

GPX-002

As further described in the “Licenses and Research Collaborations” section below, we have exclusively licensed from the University of Pittsburgh multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same novel approach is used in each of Type 1 and Type 2 diabetes whereby an AAV vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct.  In humans, we believe this can be done with a routine endoscopy procedure, called endoscopic retrograde cholangiopancreatography (ERCP). Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes, where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We finalized the components of the original diabetes construct to take forward for preclinical studies and in December 2023, we submitted a request to meet with the FDA to obtain their guidance on the preclinical studies needed to file an IND application and initiate first-in-human studies. As a result of the FDA’s response, we decided to continue with our planned additional preclinical studies before requesting regulatory guidance for the IND-enabling studies. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the planned initiation of research in Type 2 diabetes animal models.  In December 2025, we also executed on our strategic goal to submit a meeting request to the FDA by the end of the year to discuss the necessary IND-enabling preclinical studies, an important step before potentially initiating clinical trials in humans.  See the “Recent Developments” section above for more information on our meeting with the FDA which occurred in February 2026.

In May 2025, following the completion of our August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025. These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.

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

The figures below show that starting approximately one week after injection of the engineered AAV construct (labeled AAV8-PM) into the pancreatic duct, the blood glucose level markedly improved in mice in which insulin producing cells had been destroyed by the drug alloxan (ALX).  In addition, the mass of beta cells and beta-like cells producing insulin was significantly increased.

NOD mice develop diabetes due to an immune attack that destroys the insulin producing beta cells in the pancreas. The figures below show that starting approximately one week after injection of the engineered AAV construct (labeled AAV8-PM) into the pancreatic duct the blood glucose level markedly improved in NOD mice. In addition, there is a significant increase in the mass of beta cells and beta-like cells that produce insulin. The improvement in glucose level normalization lasted approximately 4 months, which, according to the researchers could potentially translate to decades in humans. Importantly, comparison to the effect of syngeneic islet transplants suggests that the beta-like cells generated in these experiments are recognized poorly by the immune system, as NOD mice given syngeneic islet transplants became hyperglycemic a median of 17 days after treatment compared to the 4 months of glucose control generated in these experiments.

The researchers also carried out an experiment to determine if the same AAV engineered construct could be used to convert human alpha cells to beta-like cells that would produce insulin as shown in the figures below. Human pancreatic islets were treated with streptozotocin (STZ) to destroy beta cells and then were treated with the AAV engineered construct. They were then transplanted into NOD mice that had been treated with alloxan (ALX) and were also modified so they would not reject human cells. The NOD mice that received the AAV engineered construct had significantly lower blood glucose levels and higher mass of beta and beta-like cells that secrete insulin than did control mice. These data suggest that the same AAV engineered construct can convert human alpha cells into insulin secreting beta-like cells.

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

In June 2025, our collaboration partners had two presentations at the 2025 ADA 85th Scientific Sessions. Our research collaborators from UP were invited to give an oral presentation highlighting their work in NHP models of Type 1 diabetes.  In addition, our contract development and manufacturing organization collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Lipid Nanoparticles (“ LNPs” ) for Pancreatic Islet Cell Gene Therapy.

AAV vectors can only be administered once, as the immune system develops a response against the AAV virus.  However, lipid nanoparticles are not associated with an immune response, which would thus allow repeat dosing of gene therapy to patients with diabetes.  At the 2025 ADA 85th Scientific Sessions, our collaborators presented data on their initial work in isolated islets and in mice showing that lipid nanoparticles can be used to deliver plasmid DNA to islets in vitro and to islet cells in vivo. Several LNPs were identified that were highly efficient in transfecting α- and β-cells in isolated mouse Islets of Langerhans.  Following injection of one of these LNPs containing a green fluorescent protein (“GFP”) payload into the mouse common bile duct, isolated islets of Langerhans were evaluated for GFP expression. GFP was successfully detected in both the inner and outer cells of the islets (See Figure below).

Convergen Biotech, Inc.

In September 2024, we announced that we were considering various strategic alternatives and opportunities to enhance stockholder value, including evaluating ways to optimize our clinical and research programs and operational strategies, such as our intention to potentially transfer our diabetes clinical development program and our diabetes gene therapy assets into a new, initially wholly-owned subsidiary. In connection with this intended separation of the diabetes clinical development program, in February 2025, we announced that we had formed a wholly-owned subsidiary, Convergen Biotech, Inc. (“Convergen”), to implement this initial step of the reorganization and facilitate the separation of the diabetes program. We believe this intended separation once complete will allow for the enhancement of each program by focusing on the needs of their respective markets and patients. If, and when, a potential separation is completed, Convergen will focus on developing and commercializing GPX-002.  We plan to retain our oncology clinical development programs and other oncology pipeline assets. We believe this separation could expedite clinical development and enable greater opportunity for direct investment and strategic collaboration into the diabetes program.

Discovery Programs

ONCOPREX® Delivery System as a platform.  We believe that the ONCOPREX Delivery System may be applicable to delivery of a range of therapeutic and prophylactic plasmid DNA and RNA interference constructs and has the potential to demonstrate efficacy in cancers beyond lung cancer. We also believe that the manufacturing methods we have developed for REQORSA may be useful for a wide array of disease treatments. Clinical data from the use of REQORSA has shown that the ONCOPREX Delivery System is well tolerated in humans and can be delivered at high therapeutic doses.

REQORSA Biomarker Studies.  Our collaborators at MD Anderson have performed extensive preclinical studies to identify biomarkers that may predict response to REQORSA.  Their work, titled “TROP2 and PTEN are biomarkers of primary resistance to TUSC2 gene therapy in non-small cell lung cancer” has been accepted for a poster presentation at this year’s meeting of the American Association of Cancer Research in April (“2026 AACR meeting”).  In this study, researchers established models primarily resistant to TUSC2 gene therapy (REQORSA or also labeled as “Quar Oze”) to find biomarkers indicative of TUSC2 gene therapy resistance in NSCLC cell lines, PDX-derived organoids and patient-derived xenografts. Protein expression profiling using reverse-phase protein array analysis across the three models showed low expression of TROP2 and high expression of PTEN as potential biomarkers of primary resistance. These findings suggest that TROP2 and PTEN may serve as biomarkers to predict TUSC2 response and guide therapeutic strategies in NSCLC.

REQORSA biology.  Additional studies of REQORSA biology are ongoing.  A poster titled “Restoring TUSC2 function boosts NK cell cytotoxicity and antitumor immunity in vivo and in vitro” has been accepted for presentation at the 2026 AACR meeting. In this study, Tusc2 knockout and wild-type mice were challenged with syngeneic tumor cells (344SQ) and treated with Quar Oze. The findings from this study suggest TUSC2 acts as a critical enhancer of innate antitumor immunity by boosting NK cell cytotoxic function. Therapeutic delivery of TUSC2 via Quar Oze suppresses tumor progression and, in many cases, drives complete tumor elimination in mouse models. These results highlight TUSC2 as a potent immunomodulatory tumor suppressor and support its development as a potential dual-function therapeutic that directly targets tumor cells while also activating NK cell–mediated immunity.

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

Our researchers investigated the anti-tumor immune responses to NPRL2 gene therapy in NSCLC cells with KRAS/STK11 co-mutations. The KRAS/STK11 co-mutation is associated with resistance to PD-1/PD-L1 inhibitors, such as Keytruda, and with poor overall survival in NSCLC patients. In the study, induced lung metastases in humanized mice were treated through intravenous injection of nanoparticles containing a plasmid with the NPRL2 gene, made with the ONCOPREX Delivery System, with or without Keytruda. The study found that the NPRL2 treatment decreased lung metastases, but Keytruda alone had no effect. Additionally, a greater anti-tumor effect was seen in humanized compared to non-humanized mice, demonstrating that immune cells play a role in the effects of the NPRL2 nanoparticle therapy. Study findings suggest that NPRL2 gene therapy induces anti-tumor activity against KRAS/STK11 mutant tumors, which are resistant to many treatments, including Keytruda, through dendritic cell-mediated antigen presentation and cytotoxic immune cell activation.

Preclinical Studies with REQORSA in ALK+ NSCLC

Another abstract presented by our clinical collaborators at the 2024 AACR meeting supports further clinical study of REQORSA in Anaplastic Lymphoma Kinase (“ALK”)+ NSCLC, which are found in approximately 5% of patients with NSCLC. In this nonclinical study, TUSC2 expression in three ALK+ cell lines was evaluated before and after exposure to REQORSA, referred to as TUSC2 gene therapy in the abstract. Researchers in the University of Michigan Rogel Cancer Center Judith Tam ALK NSCLC research initiative found that overexpressing TUSC2 via REQORSA treatment in ALK+ lung cancer cell lines had the ability to inhibit colony formation by 50%, which indicates that REQORSA inhibits the growth of ALK+ cells. Researchers documented a strong pro-apoptotic response to TUSC2 expression (labeled REQORSA in the figure where TUSC2 indicates transfection of TUSC2 expressing plasmid) in ALK+ NSCLC. The study found that the use of REQORSA to overexpress TUSC2 in ALK+ NSCLC cell lines was effective in decreasing cell growth and proliferation through the activation of apoptotic pathways. The findings suggest REQORSA therapy may be a potential therapy for ALK+ NSCLC and the researchers believe the results support further clinical study of REQORSA as an anti-ALK NSCLC treatment strategy. In October 2024, we entered into a sponsored research agreement with the University of Michigan Rogel Cancer Center to study TUSC2 in combination with ALK-inhibitors in ALK-EML4 positive translocated lung cancer mouse models. We also announced at that time our collaboration with ALK Positive, a non-profit patient-driven research organization dedicated to improving the life expectancy and quality of life for ALK+ lung cancer patients.  As a part of this collaboration, both Genprex and ALK Positive will share the cost of the sponsored research agreement with the University of Michigan Rogel Cancer Center.  In November 2024, we entered into an exclusive license agreement with the University of Michigan, which granted us a worldwide, exclusive license to the University of Michigan’s patent rights in a pending patent application relating to REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer.

This work was extended in a presentation at the 2025 AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October.  The data presented showed that the upregulation of TUSC2 by REQORSA induces apoptosis in ALK+ NSCLC cells, including those resistant to alectinib.  Using an alectinib-sensitive model (a NCI-H2228-derived xenograft), single-agent REQORSA treatment resulted in a significant decrease in tumor growth that was little different from the combination of REQORSA and alectinib (see figure below).  The experiments to date suggest that REQORSA mediated overexpression of TUSC2 in ALK+ NSCLC is effective in decreasing growth and proliferation through the activation of apoptotic pathways.

Additional work titled “Quaratusugene ozeplasmid mediated TUSC2 upregulation in EML4-ALK bearing non-small cell lung carcinoma induces apoptosis and is highly effective in preclinical studies” has been accepted for a poster presentation at the 2026 AACR meeting. In this study, researchers evaluated TUSC2 expression in a range of ALK+ cell lines and patient-derived organoids, both prior to and following exposure to Quar Oze. The findings show that Quar Oze-driven TUSC2 overexpression initiates a robust pro-apoptotic response in ALK+ models, not only in cells that are sensitive but also with acquired resistance (generated in the lab) to the ALK inhibitor, alectinib.  The researchers believe that the in vitro and in vivo studies indicate that Quar Oze-mediated TUSC2 overexpression in ALK+ NSCLC effectively curtails tumor growth and proliferation via activation of apoptotic pathways, providing a compelling rationale for progressing toward a clinical trial.

Preclinical Studies with REQORSA in Mesothelioma

Malignant Pleural Mesothelioma (“MPM”) is a rare, highly aggressive, asbestos-associated cancer with a median survival of 10-12 months. At least one of the normal two copies of the TUSC2 gene is absent in 36% of MPM.  We and our research collaborators at New York University Langone Health are investigating whether TUSC2 transfection could modulate MPM aggressive properties, and Genprex has supported these studies with a sponsored research agreement. At the EORTC-NCI-AACR symposium in October 2024, our research collaborators delivered a poster presentation that demonstrated that REQORSA treatment resulted in significant decrease in cell proliferation, cell invasion, and a significant increase in cell apoptosis in four MPM cell lines.  The four MPM cell lines and the non-malignant tert-transformed mesothelial LP9 cell line were treated with REQORSA and control liposomes for 48 hours. Treated cells were then evaluated for TUSC2 expression by semi quantitative RTPCR, Western blot analysis, and functional assays including cell proliferation, invasion, and apoptosis.  RTPCR and Western blot analysis documented the successful expression of TUSC2 in all five cell lines.  With REQORSA treatment, there was a marked decrease in cell proliferation and cell invasion in the 4 MPM cell lines, but not in the non-malignant LP9 cells.  With REQORSA treatment (Quar Oze in the figure), there was also a marked increase in apoptosis in the 4 MPM cell lines, but not in the non-malignant LP9 cells (See figure below).  Our collaborators concluded that the potent tumor-suppressive activity of the TUSC2 gene delivered by REQORSA could serve as a potential therapeutic strategy for the treatment of MPM. In April 2025, we entered into a license agreement with New York University, which granted us exclusive patent and commercial rights worldwide relating to our lead drug candidate REQORSA for the potential treatment of mesothelioma.

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

Sotorasib-resistant cell lines and sotorasib-resistant patient derived xenografts (“PDX”) in mice were generated. TUSC2 transfection significantly reduced colony formation in two AR cell lines. Transfection of cell lines with TUSC2 also markedly increased apoptosis in AR cells. REQORSA  alone exhibited significantly strong antitumor effect on PDXs where sotorasib showed no significant antitumor activity. To further evaluate the antitumor immune responses, immune-competent humanized-NSG mice were generated to produce mice with human immune cells. REQORSA (labeled TUSC2 in the figure below) was found to overcome AR resistance by inducing antitumor immunity to PDXs in a humanized mouse model.  The collaborators concluded that REQORSA therapy, alone or in combination with sotorasib, induced apoptosis, inhibited colony formation, and showed significant antitumor efficacy in KRAS-G12C mutant acquired resistant cell lines and PDX tumors. Thus, REQORSA could potentially be a treatment for sotorasib resistant KRAS-G12C NSCLC.

Preclinical Studies with REQORSA in Glioblastoma

Glioblastoma (“GBM”) is the most common and deadliest primary brain tumor in adults and is associated with a poor prognosis. Genprex collaborators used patient-derived GBM cell lines and patient-derived glioma stem cell (“PD-GSC”) lines to evaluate the effects of REQORSA on GBM in data presented at the 2024 EORTC-NCI-AACR symposium. Research indicates that REQORSA treatment significantly reduced GBM cell viability. REQORSA also strongly suppressed the glioma stem cell population that is highly resistant to therapy (see figure below) and REQORSA induced significant apoptosis in GBM and PD-GSC cells. Since GBM cells are highly infiltrative, GBM cell migration was evaluated. The migration assay results demonstrated that REQORSA suppressed GBM cell migration independent of its ability to suppress cell viability. The collaborators concluded that REQORSA demonstrated promising in vitro efficacy in GBM and PD-GSCs, and that these studies merited additional work on REQORSA’s effects on GBM. In May 2025, we entered into a patent and technology license agreement with the Board of Regents of The University of Texas System on behalf of The University of Texas Health Sciences Center at Houston, which granted us exclusive patent and commercial rights worldwide relating to our lead drug candidate REQORSA for the potential treatment of glioblastoma.

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

In our oncology program, we are now focused on preparing for commercial readiness for REQORSA.  To date we have developed a robust manufacturing process for REQORSA through years of process development activities that we continue to improve with the dramatic development and expansion of advanced technologies in the nascent gene therapy sector. REQORSA is a gene therapy with two main components. The active agent in REQORSA is a DNA plasmid encoding the TUSC2 protein.  The plasmid is encapsulated by non-viral DOTAP cholesterol lipoplexes. This system of using lipoplexes to deliver the tumor suppressor gene-expressing plasmids to cancer cells is referred to by us as our systemic, non-viral ONCOPREX Delivery System. REQORSA has been shown to be scalable at cGMP and can be stored for approximately 18 to 20 months for later use. Successful technology transfer of REQORSA from MD Anderson, where it was developed and previously manufactured, to CDMOs has been achieved as well as scale-up of our clinical grade manufacturing production in accordance with cGMP.  As noted above, the clinical grade material is being used to supply our Acclaim-1 and Acclaim-3 clinical trials.

For our diabetes program, which is an earlier stage program than our oncology program, the technology transfer associated with the manufacture of our GPX-002 construct to an appropriate integrated network of CDMOs and other vendors from our academic collaborators at University of Pittsburgh has been successfully completed. GPX-002 involves the delivery of the Pdx1 and MafA genes into the pancreas via the pancreatic duct utilizing an AAV vector.  Novel advanced technologies were incorporated in these processes to optimize the plasmid construct to increase stability of expression and modify the backbone to align with other plasmids used for AAV products.  The new plasmid was cloned, purified, and manufactured and is currently being used in the manufacture of AAV.  We plan to begin clinical scale production in a cGMP compliant facility, allowing us to accelerate our manufacturing processes necessary for IND-enabling preclinical studies and clinical trials. We are also continuing work with CDMOs and research partners to optimize constructs and evaluate alternative second-generation approaches including different AAV and non-viral constructs.  Our strategic collaboration with a CDMO to research a non-viral lipid nanoparticle delivery of our diabetes gene therapy drug candidate could allow for potential re-dosing of patients to optimize treatment.

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

As further described in the “Licenses and Research Collaborations” section below, we hold a worldwide, exclusive license from MD Anderson to patents covering the therapeutic use of TUSC2 and other genes that have been shown to have cancer fighting properties, including 16 issued patents and 11 pending patent applications for technologies developed at MD Anderson and The University of Texas Southwestern Medical Center. These patents comprise various therapeutic, diagnostic, technical and processing claims relating to REQORSA and our ONCOPREX Delivery System. We expect these patents and patent applications, if issued, to expire from 2032 to 2038. The rights we have obtained pursuant to our license agreement with MD Anderson are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. As further described in the “Licenses and Research Collaborations” section below, we also hold worldwide, exclusive licenses to an issued patent and 6 pending patent applications for diabetes technologies developed at the University of Pittsburgh. We expect these patents and patent applications, if issued, to expire from 2035 to 2044. As further described in the “Licenses and Research Collaborations” section below, we also hold worldwide, exclusive licenses from the University of Michigan, New York University and the University of Texas Health Sciences Center at Houston for patent applications relating to the use of REQORSA in certain cancers. We are prosecuting 8 patent applications relating to various oncology targets in our discovery program. In addition, for certain of our product candidates we also expect to have further exclusivity in the form of data and marketing exclusivity under pharmaceutical regulatory laws, including for example, potentially up to 12 years of exclusivity from the date of first BLA approval of our product candidates.  For a further description and discussion of these laws, exclusivities and their regulatory background, please see the “Business – Government Regulation” section below in this Part I, Item 1 of this Annual Report.

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

Pursuant to a Technology Sublicense Agreement dated March 7, 2007 (“Sublicense Agreement”), Introgen sublicensed its rights under the 1994 MD Anderson License Agreement to Introgen Research Institute, Inc. (“IRI”). IRI is a Texas-based technology company formed by Rodney Varner, who prior to his passing in May 2024, was our President, Chief Executive Officer and Chairman of the Board and IRI’s sole officer. IRI is owned by trusts of which Mr. Varner’s descendants are the sole beneficiaries.

Pursuant to an Assignment and Collaboration Agreement dated April 13, 2009 (“IRI Collaboration Agreement”), IRI assigned its rights under the Sublicense Agreement to us, and we granted to IRI a non-exclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the 1994 MD Anderson License Agreement, including ongoing patent-related expenses and royalty obligations.

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

Pursuant to the 1994 MD Anderson License Agreement, the Sublicense Agreement and the 2009 IRI Collaboration Agreement, we are obligated to pay all fees, patent-related expenses, royalties, and other amounts that become due with respect to the licensed patents, patent application and other technologies. We are also obligated to pay to MD Anderson royalties of 1.5% of net sales of the licensed products, as well as 1.5% of advance payments received by us (excluding amounts paid to us in reimbursement of development or other costs) from third parties pursuant to sublicense, marketing, distribution or franchise arrangements. Under the 2011 IRI Collaboration Agreement, we are obligated to pay to IRI a royalty of 1.0% of net sales of licensed products and 1.0% of certain other payments received by us. This royalty obligation continues for 21 years after the later of the termination of the 1994 MD Anderson License Agreement and the termination of the Sublicense Agreement. We have no other payment obligations to IRI under the 2009 IRI Collaboration Agreement or the 2011 IRI Collaboration Agreement. We were not required to make any up-front payments to MD Anderson or IRI when we entered into the 1994 MD Anderson License Agreement, the Sublicense Agreement or the 2009 IRI Collaboration Agreement.

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

See also “Note 7 – Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.

License Agreement with the Regents of the University of Michigan

On November 11, 2024, the Company and the Regents of the University of Michigan (“UM”) entered into a Patent License Agreement (“UM License Agreement”), which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer (collectively, the “UM Licensed Products”). We currently expect this patent application, if issued, to expire in 2045. As consideration for the UM License Agreement, Genprex agreed to pay UM an initial license issue fee, running low single digit percentage royalties, minimum annual royalties in a fixed cash amount, a tiered double digit percentage share of non-royalty sublicense income, and certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones. Genprex will use commercially reasonable efforts to bring the UM Licensed Products to market as soon as practicable, and continue active marketing efforts for the Licensed Products throughout the term of the UM License Agreement, and to achieve certain milestones within specified time periods. Genprex has agreed to submit semi-annual progress reports to UM including reports of manufacturing, sales and sublicense activities to UM.

License Agreement with New York University

On April 25, 2025, the Company and New York University (“NYU”) entered into a License Agreement (“NYU License Agreement”), which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma.  Pursuant to the NYU License Agreement, Genprex agreed to pay: (i) an initial license fee, (ii) annual license fees, (iii) running low single digit percentage royalties of net sales, (iv) certain potential technical milestone payments through regulatory approval up to an aggregate of approximately $400,000, and (v) certain patent-related expenses.

License Agreement with UTHealth Houston

On May 2, 2025, the Company and the Board of Regents of The University of Texas System on behalf of The University of Texas Health Sciences Center at Houston (“UTHealth Houston” or “UTH”) entered into a Patent and Technology License Agreement (the “UTH License Agreement”), which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of glioblastoma.  Pursuant to the UTH License Agreement, Genprex agreed to pay: (i) an initial license issue fee along with additional, staggered upfront license fees and an annual license management fee, (ii) running low single digit percentage royalties of net product sales, (iii) minimum annual royalties beginning after the first year in which royalties obligations commence pursuant to the UTH License Agreement, (iv) certain potential clinical and regulatory milestone payments through FDA and international regulatory approvals up to an aggregate of approximately $360,000, and (v) certain patent-related expenses.

License Agreement with University of Pittsburgh - Of the Commonwealth System of Higher Education

As noted above, on February 17, 2025, we and UP entered into an amended and restated Exclusive License Agreement (the “New UP License Agreement”), which updates and consolidates into a single agreement our prior license agreements with UP (the “Prior License Agreements”). The New UP License Agreement effectuates the termination of, and amends, restates, replaces and supersedes the Prior License Agreements between us and UP, except that our prior license from UP dated November 22, 2022, which had covered the macrophage technology was terminated in its entirety and is not incorporated into or covered by the New UP License Agreement. The New UP License Agreement authorizes us (including any affiliate of Genprex) to make, have made, use and sell the “Licensed Technology,” which is related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters, and to practice under the patent rights in the field of diabetes therapy. Pursuant to the New UP License Agreement, we agree to use our best efforts to bring the Licensed Technology to market as soon as practicable, and continue active marketing efforts for the Licensed Technology throughout the term of the New UP License Agreement, and to achieve certain milestones within specified time periods. We have agreed to submit annual progress reports to UP and, quarterly reports of manufacturing, sales and sublicense activities to UP.

UP has reserved the royalty-free, nonexclusive right to practice the patent rights and know-how and to use the Licensed Technology for non-commercial education and research purposes, and we have agreed to sell products and/or services resulting from Licensed Technology to UP and its affiliates upon request at the price and terms as are made available to our most favored customer. The licenses granted to us under the New UP License Agreement are subject to the rights of the U.S. government, which may have acquired a nonexclusive, nontransferable, paid up license to practice or have practiced for or on behalf of the United States the inventions described in the patent rights throughout the world. As consideration for the New UP License Agreement, we agreed to pay UP an initial license fee, annual maintenance fees, running low single digit percentage royalties, minimum annual royalties in a fixed cash amount, a low double digit percentage share of non-royalty sublicense income, and certain milestone payments up to an aggregate of approximately $4,825,000, as well as patent prosecution expenses incurred prior to and after the effective date of the New UP License Agreement.

The New UP License Agreement remains in effect until the later of 20 years after the first commercial sale of the Licensed Technology or the expiration of the last valid claim of the patents licensed under the New UP License Agreement. UP may terminate the agreement in the event of our uncured default for thirty (30) days following notice thereof from UP, failure to achieve the specified milestones within the specified time period, or practice of the licensed patent rights or know-how outside the field of diabetes therapy, or if we cease to carry out our business, become bankrupt or insolvent, apply for or consent to the appointment of a trustee, receiver or liquidator of our assets or seek relief under any law for the relief of debtors. We may terminate the New UP License Agreement upon six months prior written notice to UP and payment of all amounts accrued or due to UP through the effective date of termination.

See also “Note 7 – Commitments and Contingencies” and “Note 10 – Subsequent Events” to our consolidated financial statements included in this Annual Report on Form 10-K.

Grants

Our technology discoveries and research and development programs have been the subject of numerous peer-reviewed publications and have been supported by Small Business Innovation Research (“SBIR”) grants and grants from the National Institutes of Health (“NIH”), the United States Department of Treasury, and the State of Texas through its Texas Emerging Technology Fund. The rights we have obtained pursuant to our MD Anderson License Agreements are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between MD Anderson and the U.S. government. Our collaborators at University of Pittsburgh have also received grants from the NIH in connection with preclinical work on GPX-002 and so, the rights we have obtained pursuant to our New UP License Agreement are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between the University of Pittsburgh and the U.S. government. The Trump Administration previously announced a 15% cap on the indirect cost portion of existing and future NIH grants. Generally, indirect costs average above 30% for NIH grant recipients and many are substantially higher. The 15% cap is being challenged in lawsuits and has been temporarily suspended. As of February 2026, it remains uncertain how indirect costs will be handled in NIH grants. Changes in government funding for our collaborators may significantly impact their ability to conduct research. We are monitoring and evaluating the situation.

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

Currently, there are a number of drugs approved and under development for treatment of lung cancer. Treatments competitive with our primary product candidates generally fall into the following categories: chemotherapies such as cisplatin, carboplatin, docetaxel and pemetrexed; targeted therapies such as Tarceva, Iressa, Gilotrif, Rybrevant, Lazcluze and Tagrisso, and immunotherapies such as checkpoint inhibitors and CAR and CAR T cells, and oncolytic virus-based technology. Any such competing therapy may be more effective and/or cost-effective than ours.

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

Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing pharmaceutical products. These companies also have significantly greater research, sales and marketing capabilities and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of these factors, our competitors may succeed in obtaining patent protection and/or FDA approval or discovering, developing and commercializing drugs for the cancer indications that we are targeting before we do or may develop drugs that are deemed to be more effective or gain greater market acceptance than ours. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. In addition, many universities and private and public research institutes may become active in our target disease areas. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, technologies and drug products that are more effective or less costly than any product candidates that we are currently developing or that we may develop, which could render our products obsolete or noncompetitive. Any product candidates that we successfully develop and commercialize may compete with existing and new therapies that may become available in the future. The availability of reimbursement from government and other third-party payers will also significantly affect the pricing and competitiveness of our products. For a further discussion of the challenges we face from competition, please see the “Risk Factors” section in Part I, Item 1A of this Annual Report.

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

In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single trial may be sufficient in some instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when there is one adequate and well-controlled clinical investigation plus other confirmatory evidence. Typically, during the development of certain therapies, such as oncology therapies and AAV trials, the subjects enrolled in Phase 1 clinical trials are disease-affected patients and, as a result, considerably more information on clinical activity may be collected during such trials than during Phase 1 clinical trials for other therapies. A single pivotal trial may be sufficient in rare instances to provide substantial evidence of effectiveness (generally subject to the requirement of additional post-approval studies).

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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Development safety update reports (DSURs) assessing the safety of the clinical trials and/or annual progress reports detailing the results of the clinical trials are submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other trials, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for expedited reporting. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA, the sponsor, or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the investigational product candidate has been associated with unexpected serious harm to patients.

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

Employees and Human Capital

As of March 15, 2026, we had 13 total employees, all of which were full-time. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees. Our employees are highly skilled, with many holding advanced degrees and having experience in drug development. We anticipate that the number of employees will remain approximately at this level throughout this year even as we progress our product pipeline.

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

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Except as required by the federal securities laws, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

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

●	Even if we obtain regulatory approval of our current and future product candidates, the products may not gain market acceptance among physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community.
●	REQORSA®, GPX-002, and other current or future product candidates may have undesirable side effects that may delay or prevent marketing approval, or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.
●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	We face risks related to health epidemics and outbreaks or other widespread health crises which could significantly disrupt our preclinical studies and clinical trials. Any future disease outbreak, epidemic or pandemic, could disrupt our clinical trials and supply chain and materially adversely affect our business and operations.
●	We face competition from other biotechnology and pharmaceutical companies, particularly those that are gene therapy companies, and our operating results will suffer if we fail to compete effectively.

Risks Related to Regulatory Approval and Marketing of Our Current and Future Product Candidates and Other Legal Compliance Matters

●	We cannot provide assurance that REQORSA, GPX-002, or any of our other current or future product candidates will receive regulatory approval, and without regulatory approval we will not be able to market them.
●	Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory oversight.
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
●

We are currently listed on The Nasdaq Capital Market. If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”) could cause our financial reports to be inaccurate.

●	We have no intention of declaring dividends in the foreseeable future.
●	Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.
●	If securities or industry analysts do not publish research or reports about us, or if they adversely change their recommendations regarding our common stock, then our stock price and trading volume could decline.
●	Certain provisions in our organizational documents could enable our board of directors to prevent or delay a change of control.
●	Our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws, as amended, contain an exclusive forum provision with respect to certain actions which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity.

General Risk Factors

●	Obligations associated with being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.
●	Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
●	We may be at risk of securities class action litigation.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment. Except as required by the federal securities laws, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

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
●

our need to implement additional internal systems and infrastructure, including financial and reporting systems and enhancement of internal controls to address the material weaknesses we have identified as described in Part II, Item 9A of this Annual Report on Form 10-K; and

●	the economic and other terms, timing of and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future.

Some of these factors are outside of our control. Although we expect that our existing cash will be sufficient to fund our current operations and planned clinical trial activities into the second quarter of 2027, this period could be shortened if there are any significant increases in planned spending on current or additional development programs or more rapid progress of these development programs than anticipated. Furthermore, we believe that our existing capital will not be sufficient to enable us to complete the development and commercialization of REQORSA, GPX-002, and our other current or future product candidates. Accordingly, we expect that we will need to raise additional funds in the future.

We have raised and may continue to raise capital through a variety of sources that may be available to us.

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (“H.C. Wainwright” or the “Agent”) with respect to an at-the-market offering program under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the ATM Agreement, and also have provided the Agent with customary indemnification and contribution rights. As of December 31, 2025, we had sold 1,602,490 Shares for net proceeds to us totaling approximately $10.8 million through the Agent under the ATM Agreement.  From January 1, 2026 through the date of filing of this Annual Report on Form 10-K, we have sold 5,714,798 Shares for net proceeds to us totaling approximately $13.3 million through the Agent under the ATM Agreement. Immediately prior to filing this Annual Report on Form 10-K, we were eligible to rely on General Instruction I.B.1 to Form S-3 and were not subject to the sales limitations of General Instruction I.B.6 to Form S-3.  In connection with our filing of this Annual Report on Form 10-K, we were again required to retest our eligibility to rely on General Instruction I.B.1 of Form S-3 and because the aggregate market value of our outstanding common stock held by non-affiliates (“public float”) was less than $75 million, as of the date of filing this Annual Report on Form 10-K we are again subject to the sales limitations of General Instruction I.B.6 to Form S-3. Under these so-called “baby shelf” limitations, we may utilize Form S-3 (including our current shelf Registration Statement on Form S-3 (File No. 333-271386), or any new or successor shelf Registration Statement on Form S-3 of the Company) to conduct primary offerings (excluding our ATM) only to the extent securities sold during any period of 12 calendar months immediately prior to, and including, the sale is equivalent to no more than one-third (1/3) of our public float.  So long as we remain subject to this “baby shelf” sales limitation, our ability to utilize Form S-3, for offerings other than our ATM, and/or to access the capital markets to conduct other primary offerings of securities will be constrained.

In addition, on June 11, 2025, we entered into an equity line of credit (“ELOC”) purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.5 million in shares of our common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at our sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of the common stock and our determination as to the appropriate sources of funding for our operations. During the twelve months ended December 31, 2025, we (i) issued 23,737 shares of common stock to Lincoln Park with a value of $365,550 as commitment shares pursuant to the 2025 ELOC Facility, which was expensed as incurred, and (ii) sold 749,130 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of approximately $5.3 million under the 2025 ELOC Facility.

We may seek additional funding through a combination of equity offerings, drawdowns on our ATM pursuant to our ATM Agreement with H.C. Wainwright as Agent and/or through other third-party ATM agreements in the future, sales pursuant to our 2025 ELOC Facility, debt financings, government or other third-party funding, commercialization, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, some of which may require us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us. Additional funding may not be available to us on acceptable terms, if at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. Any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our existing capital stock. In addition, the issuance of additional shares by us may cause the market price of our shares to decline and result in dilution to our stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

We have recognized recurring losses, and as of December 31, 2025, had an accumulated deficit of approximately $171.0 million. We anticipate operating losses to continue for the foreseeable future due to, among other things expenses related to ongoing activities to research, develop and commercialize our product candidates. We expect the cash and cash equivalents of approximately $7.83 million at December 31, 2025 to be insufficient to meet our operating and capital requirements at least 12 months from the filing of this Annual Report on Form 10-K. Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into the second quarter of 2027. Our forecast of the period of time through which our current financial resources will be adequate to support our operations and the costs to support our general and administrative and research and development activities are forward-looking statements and involve risks and uncertainties. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Although we believe our current cash will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into the second quarter of 2027, our ability to continue as a going concern is dependent on our ability to raise additional working capital through public or private equity or debt financings or other sources, which may include collaborations with third parties as well as disciplined cash spending. Should we be unable to raise sufficient additional capital, we may be required to undertake cost-cutting measures including delaying or discontinuing certain clinical activities, and we may be required to curtail or cease operations. The sale of equity and convertible debt securities may result in dilution to our stockholders and certain of those securities may have rights senior to those of our common stock. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights.

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

We have never been profitable and do not expect to be profitable in the foreseeable future. We have not yet submitted any drug candidates for approval by regulatory authorities in the United States or elsewhere. From our inception on April 1, 2009, to December 31, 2025, we incurred an accumulated deficit of approximately $171.0 million. We incurred net losses of approximately $16.2 million and approximately $21.1 million for the years ended December 31, 2025 and 2024, respectively.

To date, we have devoted most of our financial resources to our corporate overhead and research and development, including our preclinical development activities, manufacturing processes and clinical trials. We have not generated any revenues from product sales. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our current and potential product candidates, prepare for and begin the commercialization of any approved products, and add infrastructure and personnel to support our continuing product development efforts. We anticipate that any such losses could be significant for the next several years. If REQORSA, GPX-002, or any of our other current or future product candidates fail in clinical trials or do not gain regulatory approval, or if our drug candidates do not achieve market acceptance, we may never become profitable. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

●	potential side effects of our current and future product candidates that could delay or prevent approval or cause an approved drug to be taken off the market;
●	our ability to obtain additional funding to develop our current and future product candidates;
●	our identification and development of additional drug candidates beyond REQORSA, GPX-002, and our other current product candidates;
●	competition from existing products or new products or product candidates that continue to emerge;
●	the ability of patients or healthcare providers to obtain coverage or sufficient reimbursement for our products;
●	our ability to adhere to clinical trial requirements directly or with third parties such as contract research organizations (“CROs”);
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

As of December 31, 2025, we had federal net operating loss carryforwards (“NOLs”) of approximately $117.5 million for federal income tax purposes of which approximately $1.3 million will begin to expire in 2030 and approximately $107.9 million can be carried forward indefinitely. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock in the future. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

Clinical development is very expensive and can take many years. Delays in the commencement, enrollment and/or completion of our Acclaim-1 and Acclaim-3 clinical trials or any future clinical trials could increase our product development costs or delay or limit the regulatory approval of REQORSA or other product candidates. We have experienced delays in opening our clinical sites for our Acclaim-1 and Acclaim-2 trials in the past; for example, there was a delay with Acclaim-2 due to competition for investigators and eligible patients with numerous other trials involving the same patient population. We do not know and cannot predict whether future trials or studies of other current or future product candidates, including later stages of our Acclaim trials, and any for GPX-002, will begin as planned, if at all, and we do not know and cannot predict whether our Acclaim-1 and Acclaim-3 clinical trials or any future trials or studies of other current or future product candidates will be completed on schedule, if at all. The start or end of a clinical study may be delayed or halted due to regulatory requirements, changes in the proposed regulatory approval pathway for a drug candidate, manufacturing challenges, including delays or shortages in available raw materials required to manufacture the drug product, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial, such as the Acclaim-2 program. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria, such as mutation of the EGFR which is required for the Acclaim-1 trial and is present in a minority of NSCLC patients. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, which include the age and condition of the patients and the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments and/or availability of other investigational treatment options for the relevant disease.  We have initiated our Acclaim-1 and Acclaim-3 clinical trials pursuant to an existing IND. We have previously filed with the FDA amendments to our IND consisting of an updated chemistry, manufacturing and controls section, and the protocol for the respective clinical trial. We cannot be sure that issues will not arise in the future in connection with potential subsequent amendments or otherwise that might result in the FDA imposing a clinical hold which could result in the delay of any of these clinical trials. For GPX-002 we have not yet filed an IND and cannot predict all of the challenges and issues that may arise in connection with the preparation and filing of an IND, or whether this IND will be filed at all.

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

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of REQORSA, GPX-002 and any of our other current or future product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our current and future product candidates in particular, as medically useful, cost-effective and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, hospitals, treatment centers, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the clinical indications for which our current and potential product candidates are approved;
●	physicians, hospitals, treatment centers and patients considering our product candidates as a safe and effective treatment;
●	the potential and perceived advantages of our product candidates (or the currently approved products used in combination therapy with our product candidates) over alternative treatments;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA;
●

the timing of market introduction of our product candidates as well as competitive products and/or changes in the standard of care for the indications we are targeting with our product candidates or the currently approved products used in combination therapy with our product candidates no longer being considered standard of care;

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

We face risks related to health epidemics and outbreaks or other widespread health crises which could significantly disrupt our preclinical studies and clinical trials. Any future disease outbreak, epidemic or pandemic, could disrupt our clinical trials and supply chain and materially adversely affect our business and operations.

Disease outbreaks, epidemics and pandemics in regions where we have concentrations of clinical trial sites and other business operations, could adversely affect our business, including by causing significant disruptions in our operations and/or in the operations of manufacturers and CROs upon whom we rely. Disease outbreaks, epidemics and pandemics may have negative impacts on our ability to initiate new clinical trial sites, enroll new patients and maintain existing patients who are participating in clinical trials, which may result in increased clinical trial costs, longer timelines and delays in our ability to obtain regulatory approvals of our product candidates, if at all. For example, patient enrollment and recruitment could be delayed due to local clinical trial site protocols designed to protect staff and patients from certain outbreaks, which could delay the expected timelines for data readouts of our preclinical studies and clinical trials. Additionally, general supply chain issues may be exacerbated during disease outbreaks, epidemics or pandemics and may also impact the ability of our clinical trial sites to obtain basic medical supplies used in our trials in a timely fashion, if at all. Moreover, the extent to which disease outbreaks, epidemics and pandemics may impact our business, results of operations and financial position will depend on future developments, which are highly uncertain and cannot be predicted with confidence. New health epidemics or pandemics may emerge that result in similar or more severe disruptions to our business. A future disease outbreak, epidemic or pandemic adversely affects our business, financial condition, results of operations and growth prospects.

The impacts of a potential new epidemic or pandemic could pose the risk that we or our employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be prudent or required by governmental authorities. This could disrupt our ability to operate our business, including producing drug product and administering our preclinical and clinical studies.  In addition, fluctuations in demand and other implications associated with such widespread health crisis could result in certain supply chain constraints and challenges in the broader markets and economy generally, which could impact our business and supply sources, including our CDMOs.

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

If our competitors market products that are more effective, safer or less expensive than our future products, or if the current standard of care to which we are comparing our future products changes, or if the drug that we are combining our future products with is no longer considered to be standard of care, or if our competitors’ product candidates reach the market sooner than our future products, if any, we may not achieve commercial success. In addition, because of our limited resources, it may be difficult for us to stay abreast of the rapid changes in all technologies that are or may become competitive with ours. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.

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

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future.  Additionally, before a clinical trial can begin, an independent Institutional Review Board and an Institutional Biosafety Committee have to review the proposed clinical trial to assess the safety of the study. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or other regulatory bodies to change the requirements for performing studies or for obtaining approval of any of our current and potential product candidates. The regulatory changes discussed herein as well as other existing and future regulatory developments may cause unexpected delays and challenges for companies seeking approval of gene therapy products, like REQORSA, GPX-002, and our other current or future product candidates.

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

We do not have the internal infrastructure or facilities to manufacture REQORSA ourselves, or earlier stage GPX-002 which is in preclinical development, or any other current or future product candidate, and intend to rely on CDMOs for clinical trial needs and commercial supply. However, our strategy could change in the future and we could choose to develop such infrastructure. We do not have agreements for all of the steps relating to the ongoing supply of REQORSA or any of our other product candidates, and we may not be able to reach agreements with these or other contract manufacturers for sufficient supplies to complete clinical development and commercialize REQORSA or any of our other product candidates, if any of them are approved. The manufacture of gene therapy products is complex, and for CDMOs with whom we have agreements, there is no guarantee that they will be able to perform as required on a timely, consistent basis under the applicable governing agreement. Additionally, the facilities used by our contract manufacturers to manufacture product candidates must be the subject of a satisfactory inspection before the FDA approves the product candidate manufactured at that facility. We are completely dependent on our third-party manufacturers for compliance with the requirements of U.S. and non-U.S. regulators for the manufacture of our finished products. If our manufacturers cannot successfully manufacture materials that conform to our specifications and the FDA’s cGMP standards and other requirements of any governmental agency to whose jurisdiction, we are subject, our product candidates will not be approved or, if already approved, may be subject to recalls. Reliance on third-party manufacturers entails risks including:

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

There have been, and likely will continue to be, legislative, executive and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Because developing pharmaceutical products, conducting preclinical studies and clinical trials, obtaining regulatory approval, establishing manufacturing capabilities and marketing approved products are expensive, we have and may continue to enter into collaborations with companies that have the required expertise. Additionally, if any of our product candidates receive marketing approval, we may enter into sales and marketing arrangements with third parties. If we are unable to enter into arrangements on acceptable terms, or at all, we may be unable to effectively market and sell our products in our target markets. We expect to face competition in engaging collaborators. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our current and potential product candidates.

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

We rely in part on CROs and clinical trial sites to ensure our preclinical studies and our clinical trials are conducted properly and on time. While we have or will have agreements governing their activities, we may have limited influence over their actual performance because we control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.  These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position.

We and our CROs are required to comply with good laboratory practices (“GLPs”) for the completion of preclinical laboratory tests and animal studies and good clinical practices (“GCPs”) for conducting, recording and reporting the results of clinical trials to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these GLPs and GCPs through periodic inspections of study sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving any marketing applications. In addition, our ongoing and future clinical trials will require a sufficient number of test subjects to evaluate the safety and effectiveness of our current and potential product candidates. Accordingly, if our CROs fail to comply with applicable regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

We and our current and future third party collaborators may rely on government programs or agencies, such as the NIH, as a source of grant funding for scientific research relevant to our product candidates.  Funding from government agencies such as the NIH can fluctuate and is subject to the political process, which is often unpredictable. For example, on February 7, 2025, the NIH issued Notice Number NOT-OD-25-068, a guidance document pronouncing that funding in NIH grants to cover certain indirect costs would be capped at 15% for existing and future grant recipients, a rate that is substantially lower than the existing rates. As of February 2026, it remains uncertain how indirect costs will be handled in NIH grants. Reductions in NIH grants to us and our third party collaborators may adversely impact our ability to develop our existing product candidates and our ability to identify new product candidates.

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

Historically, part of our manufacturing process was conducted in manufacturing facilities at MD Anderson. We have completed the technology transfer from MD Anderson to experienced commercial contract development and manufacturing organizations and have scaled-up clinical production of REQORSA appropriate for our Acclaim-1 and Acclaim-3 clinical trials. For our diabetes program, we have also completed the technology transfer from our academic collaborators at the University of Pittsburgh to an integrated network of CDMOs and other vendors. As we advance the development of the diabetes program, we continue the work to optimize the manufacture of the product candidate and to source high quality and integrated vendors capable of producing it in accordance with GMP.  No assurance can be given that such contract manufacturers will be able to, and will receive all approvals to, produce product sufficient for all of our preclinical and clinical trial needs moving forward or for commercialization. Additionally, our contract manufacturers may get acquired or change ownership structure, enter into new lines of business or depart existing lines of business, or go out of business altogether; all of which could require us to find new contract manufacturers and adversely affect our business. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our contract manufacturers may be difficult and could be costly if we do make such a change, which could result in our inability to manufacture our product candidates and a delay in the development of our product candidates and their commercial sale, should they be approved. Further, in order to maintain our development timelines in the event of a change in a third-party contract manufacturer, we may incur higher costs to manufacture our product candidates. There can be no guarantee that the regulatory authorities will approve any new process in a timely manner or ever. Regulatory requirements ultimately imposed could adversely affect our ability to test, manufacture or market products.

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

If we are successful in commercializing REQORSA, our lead drug candidate, we will owe IRI a 1% royalty of our product sales. REQORSA is based upon patents and related technology covered by the 1994 MD Anderson License Agreement, under which we have rights to patents covering use of various genes, including the TUSC2 gene, for treatment of cancer, as well as know-how and related intellectual property. In 2007, the 1994 MD Anderson License Agreement was sublicensed by Introgen to IRI and in 2009 this sublicense was assigned by IRI to us, and we granted back to IRI a nonexclusive, royalty-free license to use and practice the licensed technology for non-commercial research purposes. As consideration for this assignment, we agreed to assume all of IRI’s obligations to MD Anderson under the 1994 MD Anderson License Agreement, including ongoing patent-related expenses and royalty obligations. IRI also agreed in 2011, pursuant to the 2011 IRI Collaboration Agreement, to provide additional technology licensing opportunities and services to us in return for monthly payments and our obligation to pay to IRI a royalty of 1% on sales of products licensed to us under the 1994 MD Anderson License Agreement. We also granted a non-exclusive, royalty-free sublicense to IRI in 2011 for non-commercial research purposes. IRI’s obligations to provide additional technology licensing opportunities and services to us, and our obligation to make monthly payments to IRI, were terminated in 2012; however, our obligation to pay the 1% royalty to IRI upon sales of products licensed to us under the 1994 MD Anderson License Agreement is ongoing. This royalty obligation continues for 21 years after the later of the termination of the 1994 MD Anderson License Agreement and the termination of the sublicense assigned by IRI to us. IRI was controlled by Rodney Varner, our former President, Chief Executive Officer and Chairman of our Board of Directors, and IRI is currently controlled by trusts for the benefit of Mr. Varner’s descendants.

Disruptions in the global economy and supply chains may have a material adverse effect on our business, financial condition and results of operations.

Disruptions to the global economy have previously impeded, and may continue to impede global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have previously experienced this impact most notably in the past in our manufacturing operations due to the delay in our ability to acquire raw materials for our drug product, although we are no longer experiencing these delays. Future delays have the potential to impact the timing of the conduct of our clinical trials. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and locating redundant or comparable sources. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future disruptions to the global supply chain, including the threat and risk of recently enacted and potential new or changes to cross-border tariffs, the potential adoption and expansion of trade restrictions or the occurrence or intensification of trade wars and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we fail to comply with obligations pursuant to our license agreements, we could lose intellectual property and other rights that are important to our business; if we fail to obtain licenses to advance our research and development that may be required we may be unable to develop the affected product exclusively, on acceptable terms or at all.

Pursuant to the 1994 MD Anderson License Agreement and subsequent Amendments thereto, as well as the 2020 MD Anderson License Agreement and subsequent Amendments thereto, we hold worldwide, exclusive license rights to certain inventions covering the therapeutic use of TUSC2 and other genes and polypeptides that have been shown to have cancer fighting properties, as well as a number of related technologies. In addition, pursuant to the New UP License Agreement, UP granted us a worldwide, exclusive license to certain licensed technology, and a worldwide, non-exclusive license to use certain related know-how, all related to diabetes gene therapy. We also have entered into license agreements with other universities and third parties for various technologies which are currently in early research and development within our discovery program, including but not limited to the University of Michigan, New York University and the University of Texas Health Sciences Center at Houston. In addition, we expect to enter into additional license agreements in the future. Our existing and future license agreements may impose various payment and other obligations on us. If we fail to comply with our obligations under these agreements, our licensors may have the right to terminate our licenses, in which event we would not be able to market products covered by the patents of such licenses.

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

In certain cases, patent prosecution of our licensed technology may be controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our ability to capitalize on the intellectual property or our exclusivity with respect to those rights may be compromised, and our competitors could market competing products using the subject technology. Licensing intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including, but not limited to:

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

The rights we have obtained pursuant to our license agreements with MD Anderson and UP are made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between such institution and the U.S. government. Additionally, to the extent there is any conflict between our license agreement and applicable laws or regulations, applicable laws and regulations will prevail. Similarly, to the extent there is any conflict between our license agreement with one of these institutions and the institution’s funding agreement with the U.S. government, the terms of the funding agreement will prevail. Some, and possibly all, of our licensed intellectual property rights have been developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or sublicensee to such inventions, to grant licenses to any of these inventions to a third party if the U.S. government determines that adequate steps have not been taken to commercialize the invention, that government action is necessary to meet public health or safety needs, that government action is necessary to meet requirements for public use under federal regulations, or the right to use or sell such inventions is exclusively licensed to an entity within the U.S. and substantially manufactured outside the U.S. without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the U.S.). The U.S. government also has the right to take title to these inventions if our licensors failed to disclose the invention to the government in a timely manner and/or failed to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Furthermore, certain inventions are subject to transfer restrictions during the term of these agreements and for a period thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and other post grant proceedings before the United States Patent and Trademark Office (“USPTO”) and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current and future product candidates may be subject to claims of infringement of the patent rights of third parties.

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

At present, we believe that we have the necessary rights to the intellectual property, through licenses or other rights from third parties to develop our product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties on reasonable terms, if at all. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Inter Partes Review (“IPR”) and Post-Grant Review (“PGR”) proceedings, among others, provoked by third parties or brought by us may be used to determine the validity of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could invalidate licensed intellectual property or require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of IPR and/or PGR proceedings, for example, may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We rely on our licensors’ outside counsel, as well as our outside counsel, to pay these fees due to the various patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Although an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market which would have a material adverse effect on our business.

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

As of March 15, 2026, we had 13 total employees, all of which were full-time. As we advance our product candidates through preclinical studies and clinical trials, we will need to increase our clinical trial management, product development, manufacturing, regulatory, and administrative headcount to manage these programs. In addition, to meet our obligations as a public company, we may need to increase our general and administrative capabilities. We may not be able to attract or retain qualified personnel and consultants due to the intense competition for qualified personnel and consultants among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel and consultants to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.

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

We are currently listed on The Nasdaq Capital Market. If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. On February 7, 2025, we received a notice from the Listing Qualifications Staff (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”). We were provided a compliance period of 180 calendar days from the date of the notice, or until August 6, 2025, to regain compliance with the Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On August 12, 2025, we received a letter from Nasdaq indicating that, based upon our not having regained compliance with the Bid Price Requirement and our ineligibility for a second 180 calendar day compliance period, the Staff had determined to delist our securities from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”).  Additionally, on August 19, 2025, we received a letter from the Nasdaq Staff indicating that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”), because our stockholders’ equity as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 was below the required minimum of $2.5 million, and because, as of August 19, 2025, we did not meet the alternative compliance standards relating to market value of listed securities or net income from continuing operations. The Staff indicated that this non-compliance with the Minimum Stockholders’ Equity Rule served as an additional and separate basis for delisting our securities from Nasdaq.

In order to regain compliance with the Bid Price Requirement, effective October 21, 2025, we implemented a one-for-fifty (1:50) reverse stock split of our issued and outstanding common stock.  On November 25, 2025, we were formally notified that the Panel determined that the Company had regained compliance with the Bid Price Requirement. However, the implementation of the reverse stock split could continue to negatively affect the price of our common stock.  We cannot assure you that the market price of our common stock after the proposed reverse stock split will be maintained for any period of time or at any particular level.  There is also the possibility that liquidity may be adversely affected by the reduced number of shares which are  issued and outstanding after the reverse stock split is effected.

On January 7, 2026, we were formally notified (the “Compliance Notice”) that the Panel determined that we had regained compliance with the Minimum Stockholders’ Equity Rule. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we will be subject to a mandatory panel monitor through January 7, 2027. If, within that one-year monitoring period, the Staff finds us again out of compliance with the Minimum Stockholders’ Equity Rule that was the subject of the exception as previously granted by the Panel, notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter, and we will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable. We will have the opportunity to present to the Hearings Panel as provided by Nasdaq Listing Rule 5815(d)(4)(C), and our securities may be at that time delisted from Nasdaq.

We must continue to satisfy and maintain compliance with Nasdaq’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum closing bid price of $1.00 per share or risk delisting. In addition, Nasdaq has recently proposed a new listing rule that, if approved, would require listed companies to maintain a market value of listed securities of a minimum of $5 million, which as proposed would trigger immediate suspension and delisting in the event of failure to meet this requirement for 30 consecutive business days, bypassing typical grace periods and restricting appeal rights. If our common stock is delisted from Nasdaq, it could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, contractual counterparties, and employees and fewer business development opportunities. If our common stock were delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

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

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies, in which case we could become subject to regulatory sanction or investigation. Further, such an outcome could damage investor confidence in the accuracy and reliability of our consolidated financial statements.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of the year ended December 31, 2025 as a result of material weaknesses in our internal controls due to the lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions. While management is working to remediate these material weaknesses, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to remediate the material weaknesses or maintain effective internal control over financial reporting, this could result in a material misstatement in our consolidated financial statements and a failure to meet our reporting and financial obligations, which could have a material adverse effect on our business.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. As of December 31, 2025, we had outstanding options to purchase an aggregate of 5,705 shares of our common stock at a weighted average exercise price of $6,081.93 per share and warrants to purchase an aggregate of 1,319,696 shares of our common stock at a weighted average exercise price of $24.40 per share. The exercise of such outstanding options and warrants will result in further dilution of your investment, even if there is no relationship between such sales and the performance of our business.

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

We expect that significant additional capital will be needed in the future to continue our planned operations, including research and development, increased marketing, hiring new personnel, commercializing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. We may sell a substantial number of shares of our common stock pursuant to our existing ATM Agreement with H.C. Wainwright, pursuant to which we have the discretion to deliver placement notices to H.C. Wainwright at any time throughout the term of the ATM Agreement covering up to such number or dollar amount of shares of our common stock as registered on the prospectus supplement covering the ATM offering, as may be amended or supplemented from time to time; pursuant to such agreement, we have the discretion, subject to market demand, to vary the timing, prices, and quantity of shares sold, and there is no minimum or maximum sales price.  Any sales of equity securities, whether pursuant to our existing ATM Agreement or other third-party ATM agreements in the future, or through our 2025 ELOC Facility with Lincoln Park, or otherwise, may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

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

We are authorized to issue up to 10,000,000 shares of preferred stock, none of which are outstanding as of  March 15, 2026. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

In addition, our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals, that a stockholder might consider favorable. These include provisions:

●

requiring at least 66-2/3% of the voting power of all of our then-outstanding shares of capital stock entitled to vote generally in the election of directors, voting together as a single class, for action by the stockholders to amend the Amended and Restated Bylaws, as amended;

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

Our Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws, as amended, contain an exclusive forum provision with respect to certain actions which may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable and discourage lawsuits against us or our current or former directors or officers and/or stockholders in such capacity.

Our Amended and Restated Certificate of Incorporation, as amended, as may be further amended from time to time, and Amended and Restated Bylaws, as amended, as may be further amended from time to time, provide that, unless we consent in writing to the selection of an alternative forum, the following actions must be brought solely and exclusively in the Court of Chancery of the State of Delaware (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to us or our stockholders; (iii) any action asserting a claim against us or any director or officer or other employee of the Company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws; or (iv) any action asserting a claim against us or any director or officer or other employee of the Company governed by the internal affairs doctrine. We believe that the exclusive forum provision may not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We believe that to the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, we believe that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers or other employees. Alternatively, if a court were to find the choice of forum provision contained in our Amended and Restated Certificate of Incorporation, as amended, or Amended and Restated Bylaws, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, new pandemics, epidemics or other widespread health crises, instability in global economic markets, new or increased trade tariffs, imposed either by the U.S. government on foreign imports or foreign governments on U.S. exports, and trade disputes or “trade wars” with other countries, embargoes, trade restrictions, supply chain weaknesses, instability in the global credit markets, severely diminished liquidity and credit availability, interest and rate fluctuations and rising inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability, instability in the geopolitical environment, the war between Russia and Ukraine and other political tensions, including in the Middle East, and foreign governmental debt concerns. In addition, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of market participants to access near-term working capital needs, and create additional market and economic uncertainty.  There can be no assurance that any such continuing or future credit and financial market instability, liquidity shortages and a deterioration in confidence in economic conditions will not occur.  Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which could adversely affect our business, financial condition or results of operations.  If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

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

We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and ensure the effectiveness of our security controls. Our cybersecurity risk management program is Systems and Organization Controls (SOC)-certified and incorporates a number of components, including information security program assessments, continuous monitoring of critical risks from cybersecurity threats using automated tools, including identity threat detection response systems and endpoint threat detection and response systems, internal audits, and employee training. We deploy a wide range of security tools across the environment, require multi-factor authentication, hold client data on a separate virtual private cloud (VPC), implement access control policies that further limit access to data within the systems, and maintain secured data back-up systems.

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

Holders of Record

As of March 15, 2026, there were approximately 174 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.  This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

For the quarter ended December 31, 2025, we issued and sold the following unregistered securities:

1)	On October 1, 2025, we issued an aggregate of 100 shares of our common stock to a consultant in consideration of services during the three months ended December 31, 2025.

The foregoing issuance of securities was not registered under the Securities Act or the securities laws of any state, and the securities were offered and issued in reliance on the exemption from registration under the Securities Act afforded by Section 4(a)(2).

During the year ended December 31, 2025, there were no other unregistered sales of our securities except as previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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

Oncology Platform

Our lead oncology drug candidate, REQORSA® Gene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It harms the metabolism of cancer cells, which leads to reduced cancer cell growth. It has a mechanism of action whereby it decreases tumor glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with currently approved therapies, and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We believe that our ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and we are in early stages of discovery programs to identify other cancer candidates. In August 2022, we entered into a sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes.  As further described in the “Discovery Programs” section of “Part I, Item 1. Business” of this Annual Report on Form 10-K above, since not all patients respond to REQORSA, we have been collaborating with researchers at MD Anderson to identify biomarkers that might predict a strong positive or negative response to REQORSA in patients with lung cancer.  This preclinical effort has led to the identification of two proteins whose expression appears to predict response to REQORSA. Validation in specimens from clinical trials will be needed to determine whether these potential biomarkers predict clinical response. We plan to test patient samples from our clinical trials for selected biomarkers to determine if sensitivities exist among our existing patient population in an effort to guide patient selection and improve clinical outcomes.

Acclaim – 1: We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg administered every 21 days. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients out of the twelve originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 60 courses of treatment (approximately 42 months) and this patient continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months), but then had disease progression and REQORSA treatment was stopped. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. The results of the Phase 1 dose escalation portion of the study were published in Clinical Lung Cancer, a peer-reviewed journal covering various aspects of clinical and translational research of lung cancer, in January 2026. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The Phase 2a expansion portion of the trial is expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, remains unchanged. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study in the first half of 2026 and expect the interim analysis in the second half of 2026.

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

Acclaim – 3: We are currently enrolling and treating patients in the Phase 2 expansion portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In December 2024, we announced that we had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg administered every 21 days, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. Although decreases in tumor size are not expected during maintenance therapy with atezolizumab alone, there were two patients out of the six enrolled in the Phase 1 dose escalation portion of the study who had marked decreases in measurable disease. We previously reported that the first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial had a partial remission, which is defined as at least a thirty percent (30%) decrease in tumor size, from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  A CT scan performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at that time.  Another patient in the Phase 1 dose escalation portion of the Acclaim-3 trial had a twenty-three percent (23%) decrease in tumor size from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy. This patient received seven cycles of study therapy before progressing after 4.2 months. In addition, one patient in the Phase 1 dose escalation portion of the study achieved an unconfirmed partial remission after 24 cycles of therapy and continues to receive study treatment in the trial after more than 18 months. We anticipate that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S. sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. We expect to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the first half of 2026 and expect the interim analysis in the second half of 2026.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes, where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the initiation of research in Type 2 diabetes animal models. In December 2025, we also executed on our strategic goal to submit a meeting request to the FDA by the end of the year to discuss the necessary Investigational New Drug (“IND”)-enabling preclinical studies, an important step before potentially initiating clinical trials in humans. See the “Recent Developments” section in “Part I, Item 1. Business” of this Annual Report on Form 10-K above for more information on our meeting with the FDA which occurred in February 2026. In May 2025, following the completion of our August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

In February 2023, our research collaborators at UP presented preclinical data in a non-human primate (“NHP”) model of Type 1 diabetes highlighting the therapeutic potential of GPX-002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, we hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. In June 2025, our collaboration partners had two presentations at the 2025 American Diabetes Association (“ADA”) 85th Scientific Sessions. Our research collaborators from UP were invited to give an oral presentation highlighting their work in NHP models of Type 1 diabetes. In addition, our contract development and manufacturing organization collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Convergen Biotech, Inc.

Additionally, in September 2024, we announced that we were considering various strategic alternatives and opportunities to enhance stockholder value, including evaluating ways to optimize our clinical and research programs and operational strategies, such as our intention to potentially transfer our diabetes clinical development program and our diabetes gene therapy assets into a new, initially wholly-owned subsidiary. In connection with this intended separation of the diabetes clinical development program, in February 2025, we announced that we had formed a wholly-owned subsidiary, Convergen Biotech, Inc. (“Convergen”), to implement this initial step of the reorganization and facilitate the separation of the diabetes program. If, and when, a potential separation is completed, Convergen will focus on developing and commercializing GPX-002.  We plan to retain our oncology clinical development programs and other oncology pipeline assets.

Reverse Stock Splits

Effective as of February 2, 2024 and October 21, 2025, we effected reverse stock splits of our issued and outstanding shares of common stock, at respective ratios of one-for-forty (1:40) and one-for-fifty (1:50) (respectively referred to as the “2024 Reverse Stock Split” and “2025 Reverse Stock Split”, and collectively, the “Reverse Stock Splits”). Our common stock continues to trade on The Nasdaq Capital Market under the same GNPX ticker following the Reverse Stock Splits, but following the 2025 Reverse Stock Split was assigned a new CUSIP number, 372446302. All share and per share amounts in this Annual Report on Form 10-K have been adjusted as appropriate to reflect the Reverse Stock Splits (see “Note 2 – Summary of Significant Accounting Policies” to our consolidated financial statements included in this Annual Report on Form 10-K).

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing in this Annual Report on Form 10-K.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to December 31, 2025. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following summarizes our results of operations for the years ended December 31, 2025 and 2024.

Research and Development Expense. Research and development (“R&D”) expense was $9,428,720 for the year ended December 31, 2025 as compared to $10,535,446 for the year ended December 31, 2024. This decrease of $1,106,726, or 11%, is primarily due to (i) reduction in clinical and manufacturing expenses due to closing of the Acclaim-2 clinical trial, (ii) differences in enrollment of the Acclaim-1 and Acclaim-3 clinical trials during each of the periods, and (iv) expansion of expense reduction strategies by leadership to reduce R&D overheads and employee associated expenses that included reducing R&D staff from 9 employees at December 31, 2024  to 7 employees at December 31, 2025.

General and Administrative Expense. General and administrative (“G&A”) expense for the year ended December 31, 2025 was $6,086,899 as compared to $10,632,028 for the year ended December 31, 2024, a decrease of $4,545,129, or 43%. This  decrease  was primarily due to (i) one-time charges associated with the separation with a former Company executive and changes in accounting policies that resulted in a non-cash expense of approximately $800,000 due to an adjustment of capitalized intellectual property during the year ended December 31, 2024, (ii) a significant reduction in share-based compensation for G&A personnel due to the timing and fair market value of equity awards, and (iii) expansion of expense reduction strategies by leadership to reduce travel expenses, the number of professional service providers and associated expenses, and G&A overheads.

Interest Income. Interest income was $26,900 and $63,574 for the years ended December 31, 2025 and 2024, respectively. This decrease of $36,674 was primarily due to lower cash balances held in interest bearing accounts for the year ended December 31, 2025 as compared to the prior year.

Interest Expense. There was no interest expense for the years ended December 31, 2025 and 2024 because we had no debt obligations. As of December 31, 2025, we had no outstanding debt.

Depreciation Expense. Depreciation expense was $0 and $6,693 for the years ended December 31, 2025 and 2024, respectively. The decrease of $6,693, or 100%, in depreciation was primarily due to the timing of purchases of computer equipment for employees and changes to accounting policies related to depreciation.

Net Loss.  We had a net loss of $16,228,953, for the fiscal year ended December 31, 2025 compared to a net loss of $21,111,163 for the fiscal year ended December 31, 2024. The decrease of $4,882,210, or 23%, in net loss due to the implementation of expense reduction strategies by leadership in the starting in the year ended December 31, 2024  and continuing throughout the year ended December 31, 2025, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 15 employees at December 31, 2024 to 13 employees at December 31, 2025.

Liquidity and Capital Resources

From inception through December 31, 2025, we have never generated revenue from product sales and have incurred net losses in each year. As of December 31, 2025, we had an accumulated deficit of $171,028,396. We have funded our operations primarily through the sale and issuance of capital stock.

For the year ended December 31, 2024, we (i) sold 153,701 shares of common stock for net proceeds of approximately $6.1 million pursuant to our 2023 ATM Facility (defined below), and (ii) completed a registered direct offering in which we sold (x) 3,300 shares of our common stock, (y) pre-funded warrants exercisable for up to an aggregate of 27,543 shares of our common stock (“March 2024 Pre-Funded Warrants”), and (z) warrants exercisable for up to an aggregate of  30,843 shares of our common stock (“March 2024 Common Warrants”), for net proceeds of approximately $5.9 million. In connection with the March 2024 registered direct offering, we amended certain existing warrants to reduce the exercise price and extend the term thereof. See also “Note 4 - Equity - Registered Direct Offering” to our consolidated financial statements included in this Annual Report on Form 10-K. As of December 31, 2024, all of the  27,543 March 2024 Pre-Funded Warrants had been exercised for shares of common stock.

For the year ended December 31, 2025, we sold (i) 1,602,490 shares of common stock for net proceeds of approximately $10.8 million pursuant to our 2023 ATM Facility, (ii) 772,867 shares of common stock (inclusive of the 23,737 commitment shares issued pursuant to the Purchase Agreement (as defined below)) for aggregate net proceeds of approximately $5.3 million, pursuant to our 2025 ELOC Facility (as defined below), (iii) completed a registered direct offering in which we sold (x) 243,622 shares of our common stock, and (y) warrants exercisable for up to an aggregate of 487,244 shares of our common stock (“October 2025 Private Warrant Shares I”), for net proceeds of approximately $2.5 million, and (iv) completed a registered direct offering in which we sold (x) 377,780 shares of our common stock, and (y) warrants exercisable for up to an aggregate of 755,560 shares of our common stock (“October 2025 Private Warrant Shares II”), for net proceeds of approximately $3.1 million. From January 1, 2026 through the date of filing of this Annual Report on Form 10-K, we sold 5,714,798 shares of common stock for aggregate net proceeds of approximately $13.3 million pursuant to our 2023 ATM Facility.

On June 11, 2025, we entered into an equity line of credit (“ELOC”) purchase agreement, dated June 11, 2025 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase from us up to $12.5 million in shares of our common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at our sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. See also “Note 1 – Description of Business and Basis of Presentation – Capital Requirements, Liquidity and Going Concern Considerations” and “Note 4 - Equity – Equity Line of Credit” to our consolidated financial statements included in this Annual Report on Form 10-K.

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (our “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights. Currently, we have registered $75 million of Shares to sell under the ATM, of which we have sold approximately $16.4 million and have approximately $58.6 million remaining unsold as of the date of filing of this Annual Report on Form 10-K. See also “Note 1 - Description of Business and Basis of Presentation - Capital Requirements, Liquidity and Going Concern Considerations” and “Note 4 - Equity - At-The-Market Offering” to our consolidated financial statements included in this Annual Report on Form 10-K.

As of December 31, 2025, we had $7,830,855 in cash. Subsequent to year-end 2025, we received net proceeds totaling approximately $13.3 million through the Agent pursuant to our 2023 ATM Facility.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or future product candidates, which we expect will take a number of years and which is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-3 clinical trials (of which both are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect interim enrollment of the Phase 2a expansion portion of the Acclaim-1 trial to be completed in the first half of 2026. We expect interim enrollment in the Phase 2 dose expansion portion of the Acclaim-3 trial to be completed in the first half of 2026. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our 2023 ATM Facility pursuant to our Sales Agreement with the Agent, sales pursuant to our 2025 ELOC Facility, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. As a result of the Company’s recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively over the next 12 months, which raises substantial doubt as to the Company’s ability to continue as a going concern.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into the second quarter of 2027. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We have experienced delays in clinical trial enrollment as a result of competition for patients and previously experienced delays due to additional time required in connection with our transition to the new third party CDMO and the manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(15,311,209)	$(17,922,566)
Net cash provided by investing activities	—	774,644
Net cash provided by financing activities	21,540,404	12,011,953
Net increase (decrease) in cash and cash equivalents	6,229,195	(5,135,969)

Short Term Cash Requirements

We believe that our existing cash is sufficient to fund our expected short-term needs into the second quarter of 2027, but will need additional fundraising activities and cash on hand by such time. We currently have certain fixed cash obligations with respect to development of materials used in our clinical studies and payment obligations associated with our ongoing conduct and monitoring of our Acclaim clinical trials, and we expect that we will have insufficient cash to cover these requirements through fiscal year 2027 without raising additional working capital. The foregoing conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the consolidated financial statements included in this Annual Report are issued. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate some or all of our ongoing and/or planned clinical trials, or research and development programs, or make changes to our operating plan, or curtail or cease operations.

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

Cash used in operating activities

Net cash used in operating activities was $15,311,209 and $17,922,566 for the years ended December 31, 2025 and 2024, respectively. The decrease of $2,611,357, or 15%, in net cash used in operating activities in 2025 was primarily due (i) the closing of the Acclaim-2 clinical trial and associated reductions in clinical and manufacturing related expenses, and (ii) the expansion of expense reduction strategies by leadership, which reduced travel expenses, the number of professional service providers and associated expenses, and reduced headcount and associated overhead of overall Company staff from 15 employees at December 31, 2024 to 13 employees at December 31, 2025.

Cash used in investing activities

Net cash provided by investing activities was $0 for the year ended December 31, 2025, compared to net cash used in investing activities of $774,644 for the year ended December 31, 2024, or a net change of $774,644. This difference in period-over-period net cash used in investing activities was primarily due to changes in accounting policy, for the year ended December 31, 2024, that reduced previously capitalized intellectual property.

Cash provided by financing activities

Net cash provided by financing activities was $21,540,404 and $12,011,953 for the years ended December 31, 2025 and 2024, respectively. The increase of $9,528,451, or 79%, in net cash provided by financing activities was primarily due to (i) differences in financing strategies used, (ii) differences in amounts raised by sales of our securities in capital raising activities, and (iii) differences in interest rates during the years ended December 31, 2025 and 2024, respectively.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer (currently the same person following the passing of Mr. Varner, the Company’s former President, Chief Executive Officer and Chairman of the Board of Directors, on May 7, 2024), as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer and principal accounting and financial officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal controls over financial reporting were, and continue to be, ineffective as of December 31, 2025 due to material weaknesses in our internal controls due to the lack of segregation of duties and insufficient depth of in-house accounting personnel.

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

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

During the year ended December 31, 2025 and as our operational activities increased, management determined and continues to determine that it does not have sufficient segregation of duties within its accounting functions nor does it have sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions, which are basic internal controls. Due to our size, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Our size and nature also do not allow for our accounting staff to have depth of expertise in all areas that might be desirable, such as expertise in accounting for a variety of complex transactions. Management evaluated the impact of our failure to maintain effective segregation of duties and sufficient depth of personnel on our assessment of our internal control over financial reporting and has concluded that these control deficiencies represent material weaknesses.

Remediation Plans

Management is actively engaged in remediation efforts to address the material weaknesses identified in management’s evaluation of internal controls and procedures. The remediation efforts, which have been or are in the process of being implemented, are intended to address the identified material weaknesses and include:

●	new accounting software, processes, and workflows to further segregate duties among limited accounting staff;

●	specific review procedures, including the added involvement of our legal department to review certain accounting transactions following a given period in an effort to enhance accuracy of reporting;

●	specific review procedures, including the added involvement of our manufacturing staff, to enhance controls associated with the tracking and reporting of inventory values in our supply chain;

●	a formal Disclosure Committee that has oversight responsibility for the accuracy and timeliness of disclosures made by the Company through controls and procedures and the monitoring of their integrity and effectiveness;

●	additional hiring of staff and development of accounting processes and policies to further segregate accounting responsibilities and increase the depth of our expertise in accounting for a variety of complex transactions; and

●	additional training, testing, and certification of key accounting, finance, IT, and legal team members.

During the year ended December 31, 2025, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including:

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

●	initiation and completion of training programs, testing, and certification for key employees related to enterprise risk management and general information technology controls; and

●	hiring of specialized accounting consultants for advisement and evaluation of accounting for certain complex transactions.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The remaining information required by this Item 10, to the extent not set forth herein, is incorporated herein by reference to the information that will be contained in our definitive proxy statement (the “Proxy Statement”) for the 2026 annual meeting of stockholders (the “Annual Meeting”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025.

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

3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated January 31, 2024, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024.

3.3		Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated October 16, 2025, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2025.

3.4		Amended and Restated Bylaws of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.5		Amendment No. 1 to the Amended and Restated Bylaws of the Registrant, adopted and approved by the Registrant’s Board of Directors on October 18, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 23, 2023.

3.6		Amendment No. 2 to the Amended and Restated Bylaws of the Registrant, adopted and approved by Registrant’s Board of Directors on March 29, 2025, incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2025.

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

4.3		Warrant Agreement, dated July 27, 2018, issued to Cancer Revolution, LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.4		Warrant Agreement, dated July 27, 2018, issued to Inception Capital Management, LLC, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.5		Warrant Agreement, dated July 27, 2018, issued to Cancer Biotech, LLC, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on August 6, 2018.

4.6		Form of Warrant, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

4.7		Warrant Agreement, dated April 24, 2020, issued to Cancer Revolution LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on April 28, 2020.

4.8		Warrant Agreement, dated August 10, 2020, issued to Capital City Technical Consulting, Inc., incorporated by reference to Exhibit 4.11 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

4.9		Form of Securities Purchase Agreement, dated February 8, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 9, 2021.

4.10		Warrant Agreement, dated February 10, 2021, issued to Bear Creek Capital LLC, incorporated by reference to Exhibit 4.1 of the Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2021.

4.11		Form of Warrant Agreement, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021.

4.12		Warrant Agreement, dated as of July 1, 2022, issued to Bear Creek LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022.

4.13		Form of Warrant, dated March 1, 2023, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 27, 2023.

4.14		Form of Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 19, 2023.

4.15		Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 19, 2023.

4.16		Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.17		Form of Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.18		Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.19		Form of Warrant Amendment Agreement, incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

4.20		Form of First Private Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 24, 2025.

4.21		Form of First Placement Agent Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 24, 2025.

4.22		Form of Second Private Warrant, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2025.

4.23		Form of Second Placement Agent Warrant, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on October 29, 2025.

4.24	*	Description of Registrant’s Securities.

Exhibit Number		Description of Exhibit
10.1	+	Form of Indemnity Agreement, by and between the Company and its directors and officers, dated as of May 17, 2022, incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2022.

10.2	+	Registrant’s 2009 Equity Incentive Plan, including Form of Notice of Stock Option Grant, and Form of Stock Option Agreement thereunder, incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-219386), as amended, originally filed on July 21, 2017.

10.3	+	Genprex, Inc. Form of Inducement Grant, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2024.

10.4	+	Genprex, Inc. 2018 Employee Stock Purchase Plan, dated April 3, 2018, incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed April 17, 2018.

10.5	*+	Genprex, Inc. Amended and Restated Outside Director Compensation Policy, adopted March 9, 2026.

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

10.12	+

Executive Employment Agreement, dated April 13, 2018, by and between the Registrant and Rodney Varner, incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed on April 17, 2018.

10.13	+

Executive Employment Agreement, dated April 13, 2018, by and between the Registrant and Ryan Confer, incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K filed on April 17. 2018.

Exhibit Number		Description of Exhibit
10.14	+	First Amendment to Executive Employment Agreement, dated as of June 24, 2024, by and between Genprex, Inc. and Ryan M. Confer, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2024.

10.15		Form of Securities Purchase Agreement, dated November 20, 2019, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 22, 2019.

10.16		Exclusive License Agreement, dated February 11, 2020, by and between the Registrant and the University of Pittsburgh – Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2020.

10.17		Form of Securities Purchase Agreement, dated February 19, 2020, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 20, 2020.

10.18	++	Patent and Technology License Agreement, dated May 4, 2020, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center, incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2020.

10.19	++	Amendment No. 1 to Patent and Technology License Agreement, dated March 3, 2021, by and between the Registrant and The University of Texas M.D. Anderson Cancer Center, incorporated by reference to Exhibit 10.29 of the Registrant’s Annual Report on Form 10-K filed on March 26, 2021.

10.20	+	Offer Letter, dated September 27, 2021, by and between the Registrant and Mark S. Berger, M.D., incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 28, 2021.

10.21	++	First Amendment to Exclusive License Agreement, dated August 17, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 22, 2022.

Exhibit Number		Description of Exhibit
10.22	++	Second Amendment to Exclusive License Agreement, dated November 3, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2024.

10.23	++	Exclusive License Agreement, dated November 22, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 28, 2022.

10.24	++	Exclusive License Agreement, dated December 29, 2022, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 5, 2023.

10.25		Form of Securities Purchase Agreement, dated March 1, 2023, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 27, 2023.

10.26	++	Exclusive License Agreement, dated July 14, 2023, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 18, 2023.

10.27		Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 19, 2023.

10.28		At The Market Offering Agreement, dated December 13, 2023, by and between Genprex, Inc. and H.C. Wainwright & Co., LLC, incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on December 13, 2023.

10.29		Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2024.

10.30	++	Exclusive License Agreement, dated February 17, 2025, by and between Genprex, Inc. and the University of Pittsburgh - Of the Commonwealth System of Higher Education, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 18, 2025.

10.31	***	Purchase Agreement, dated June 11, 2025, by and between Genprex, Inc. and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 11, 2025.

10.32	***	Registration Rights Agreement, dated June 11, 2025, by and between Genprex, Inc. and Lincoln Park Capital Fund, LLC, incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 11, 2025.

10.33	+	Genprex, Inc. 2018 Equity Incentive Plan (As Amended and Restated Effective June 30, 2025), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 15, 2025.

10.34	+	Form of Notice of Stock Option Grant and Stock Option Agreement, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on April 1, 2024.

10.35	+	Form of Notice of Restricted Stock Award and Restricted Stock Agreement, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on April 1, 2024.

10.36	+	Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on April 1, 2024.

10.37	+	Form of Employee Stock Option Grant Notice and Option Agreement, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on April 1, 2024.

10.38		Form of Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 24, 2025.

10.39		Form of Purchase Agreement, incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2025.

19.1		Genprex, Inc. Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on April 1, 2025.

21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of WithumSmith+Brown, PC, Independent Registered Public Accounting Firm.

31.1	*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	+	Genprex, Inc. Compensation Recovery Policy, incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2024.

101.INS	*	Inline XBRL Instance Document.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Document.

104	*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.
+	Indicates management contract or compensatory plan.
++	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were redacted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) the type that registrant treats as private or confidential.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GENPREX, INC.

Date: March 30, 2026	By:	/s/ Ryan M. Confer
Ryan M. Confer
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ryan M. Confer	President, Chief Executive Officer and Chief Financial Officer and Member of the Board of Directors	March 30, 2026
Ryan M. Confer	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brent M. Longnecker	Member of the Board of Directors	March 30, 2026
Brent M. Longnecker

/s/ Jose Antonio Moreno Toscano	Chairman of the Board of Directors	March 30, 2026
Jose Antonio Moreno Toscano

/s/ Will R. Wilson, Jr.	Member of the Board of Directors	March 30, 2026
Will R. Wilson, Jr.

GENPREX, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Genprex, Inc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Genprex, Inc., (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Genprex, Inc.,  as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit at December 31, 2025 and, since inception, has suffered significant operating losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Genprex, Inc., in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Genprex, Inc., is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Accrued Research and Development Costs

Critical Audit Matter Description

The Company records accrued expenses for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided and included the costs incurred but not yet invoiced within other accrued liabilities in the consolidated balance sheet and within research and development expense in the consolidated statement of operations. These costs can be a significant component of the Company’s research and development expenses.

The Company estimates the amount of work completed through discussions with internal personnel and external service providers as to the progress of the services and the agreed-upon fee to be paid for such services. The Company makes estimates in determining the accrued balance in each reporting period. Clinical trial-related contracts vary in duration, and may be for a fixed amount, based on the achievement of certain contingent events or deliverables, a variable amount based on actual costs incurred, capped at a certain limit, or contain a combination of these elements. Estimates include costs associated with services provided by contract organizations for preclinical and clinical development and manufacturing of the Company’s product candidates. In the case of clinical trials, the Company relies on estimates of the progress of the clinical trials and related expenses incurred. As actual costs become known, the Company adjust its accrued estimates.

We identified accrued research and development costs as a critical audit matter given the estimation involved in accounting for accrued research and development costs, as well as the material weaknesses identified by the Company in its internal controls over financial reporting. This required extensive audit effort related to the estimation of accrued research and development costs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued research and development costs included the following: we obtained an understanding through inquiries and walkthrough procedures and evaluated the design and implementation of controls over the estimation of accrued preclinical studies, clinical trials, and manufacturing expenses. We also read a sample of research, collaboration, and manufacturing agreements and contracts, as well as amendments thereto. We performed a retrospective review of accruals to determine the reasonableness of management’s estimation process.

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

East Brunswick, New Jersey

March 30, 2026

PCAOB ID Number 100

Genprex, Inc.

Consolidated Balance Sheets

	Year Ended
	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$7,830,855	$1,601,660
Prepaid expenses and other	525,928	475,807
Total current assets	8,356,783	2,077,467
Property and equipment, net	—	—
Research and development supplies	1,802,228	2,046,858
Total non-current assets	1,802,228	2,046,858
Total assets	$10,159,011	$4,124,325
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$743,070	$1,074,295
Other current liabilities	1,431,565	1,429,875
Total current liabilities	2,174,635	2,504,170
Non-current liabilities:
Derivative liabilities	22,500	—
Total liabilities	2,197,135	2,504,170
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 3,291,488 and 217,234 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3,291	217
Additional paid-in capital	178,986,981	156,419,381
Accumulated deficit	(171,028,396)	(154,799,443)
Total stockholders' equity	7,961,876	1,620,155
Total liabilities and stockholders' equity	$10,159,011	$4,124,325

See accompanying notes to the consolidated financial statements.

Genprex, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2025	2024
Operating expenses:
Depreciation	$—	$6,693
Research and development	9,428,720	10,535,446
General and administrative	6,086,899	10,632,028
Total operating expenses	15,515,619	21,174,167
Operating loss	(15,515,619)	(21,174,167)
Other income	26,900	63,574
Other financing costs	(739,935)	—
Realized and unrealized loss	(299)	(570)
Net loss	(16,228,953)	(21,111,163)
Deemed dividend related to warrant modification	—	(277,119)
Net loss attributable to common stockholders	$(16,228,953)	$(21,388,282)
Net loss per share applicable to common stockholders — basic and diluted	$(17.40)	$(266.89)
Weighted average number of common shares — basic and diluted	932,730	80,139

See accompanying notes to the consolidated financial statements.

Genprex, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2023	29,735	$30	$141,104,634	$(133,688,280)	$7,416,384
Issuance of common stock, pre-funded warrants, and warrants, net of issuance costs	184,544	184	12,011,769	—	12,011,953
Issuance of common stock for services	1,028	1	206,984	—	206,985
Company issued rounding of fractional shares of street name accounts for reverse stock split	1,294	1	(1)	—	—
RSUs conversion to common stock	633	1	(2)	—	(1)
Share-based compensation	—	—	3,095,997	—	3,095,997
Deemed dividend related to warrant modification	—	—	(277,119)	—	(277,119)
Warrant modification	—	—	277,119	—	277,119
Net loss	—	—	—	(21,111,163)	(21,111,163)
Balance at December 31, 2024	217,234	$217	$156,419,381	$(154,799,443)	$1,620,155

Issuance of common stock, pre-funded warrants, and warrants, net of issuance costs	2,996,759	2,997	22,254,842	—	22,257,839
Issuance of common stock for services	400	—	7,948	—	7,948
Company issued rounding of fractional shares of street name accounts for reverse stock split	75,310	75	(75)	—	—
RSUs conversion to common stock	1,785	2	(2)	—	—
Share-based compensation	—	—	304,887	—	304,887
Net loss	—	—	—	(16,228,953)	(16,228,953)
Balance at December 31, 2025	3,291,488	$3,291	$178,986,981	$(171,028,396)	$7,961,876

See accompanying notes to the consolidated financial statements.

Genprex, Inc.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,228,953)	$(21,111,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	6,693
Share-based compensation and issuance of stock for services	312,835	3,302,982
Non cash financing costs	739,935	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(50,120)	328,330
Research and development supplies	244,630	300,630
Accounts payable	(331,226)	(323,315)
Other current liabilities	1,690	(426,723)
Net cash used in operating activities	(15,311,209)	(17,922,566)
Cash flows from investing activities:
Disposals of property and equipment	—	1,166
Reductions to intellectual property	—	773,478
Net cash provided by investing activities	—	774,644
Cash flows from financing activities:
Net proceeds from issuances of common stock	21,540,404	12,011,953
Net cash provided by financing activities	21,540,404	12,011,953
Net increase (decrease) in cash and cash equivalents	6,229,195	(5,135,969)
Cash and cash equivalents, beginning of year	1,601,660	6,737,629
Cash and cash equivalents, end of year	$7,830,855	$1,601,660

Supplemental schedule of non-cash investing and financing activities:
Deemed dividend related to warrant modification	$-	$(277,119)

See accompanying notes to the consolidated financial statements.

Genprex, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

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

Oncology Platform

Genprex’s lead oncology drug candidate, REQORSA® Gene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It harms the metabolism of cancer cells, which leads to reduced cancer cell growth. It has a mechanism of action whereby it decreases tumor glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. The Company’s strategy is to develop REQORSA in combination with currently approved therapies, and the Company believes REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by the Company’s exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). The Company believes that its ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and the Company is in early stages of discovery programs to identify other cancer candidates. In August 2022, the Company entered into a sponsored research agreement with MD Anderson to support further preclinical studies of TUSC2 and other tumor suppressor genes.  As further described in the “Discovery Programs” section of “Part I, Item 1. Business” of this Annual Report on Form 10-K above, since not all patients respond to REQORSA, the Company has been collaborating with researchers at MD Anderson to identify biomarkers that might predict a strong positive or negative response to REQORSA in patients with lung cancer.  This preclinical effort has led to the identification of two proteins whose expression appears to predict response to REQORSA. Validation in specimens from clinical trials will be needed to determine whether these potential biomarkers predict clinical response. The Company plans to test patient samples from our clinical trials for selected biomarkers to determine if sensitivities exist among the Company’s existing patient population in an effort to guide patient selection and improve clinical outcomes.

Acclaim – 1: The Company currently is enrolling and treating patients in the Phase 2a expansion portion of its Phase  1/2 Acclaim- 1 clinical trial. The Acclaim- 1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® ( osimertinib) in patients with late-stage NSCLC that has activating epidermal growth factor receptor (“EGFR”) mutations and progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim- 1 Safety Review Committee (“Acclaim- 1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim- 1 SRC determined the recommended Phase 2 dose ( “RP2D”) of REQORSA to be 0.12 mg/kg administered every 21 days. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® ( erlotinib) for the treatment of late-stage lung cancer. There were three patients out of the twelve originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 60 courses of treatment (approximately 42 months) and this patient continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months), but then had disease progression and REQORSA treatment was stopped.  A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. The results of the Phase 1 dose escalation portion of the study were published in Clinical Lung Cancer, a peer-reviewed journal covering various aspects of clinical and translational research of lung cancer, in January 2026. Genprex opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The Phase 2a expansion portion of the trial is expected to enroll approximately 33 patients; all of whom have progressed on Tagrisso or Tagrisso-containing regimens. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim- 1 study. The Phase 2b randomized portion of the study, in which patients progressing on prior Tagrisso treatment will be randomized 1:1 to either REQORSA and Tagrisso combination therapy or to platinum-based chemotherapy, remains unchanged. The Company expects to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study in the first half of 2026 and expects the interim analysis in the second half of 2026.

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

Acclaim – 3: The Company is currently enrolling and treating patients in the Phase 2 expansion portion of its Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In December 2024, the Company announced that it had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg administered every 21 days, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. Although decreases in tumor size are not expected during maintenance therapy with atezolizumab alone, there were two patients out of the six enrolled in the Phase 1 dose escalation portion of the study who had marked decreases in measurable disease. The Company previously reported that the first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial had a partial remission, which is defined as at least a thirty percent (30%) decrease in tumor size, from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  A CT scan performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at that time.  Another patient in the Phase 1 dose escalation portion of the Acclaim-3 trial had a twenty-three percent (23%) decrease in tumor size from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy. This patient received seven cycles of study therapy before progressing after 4.2 months. In addition, one patient in the Phase 1 dose escalation portion of the study achieved an unconfirmed partial remission after 24 cycles of therapy and continues to receive study treatment in the trial after more than 18 months. The Company anticipates that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S. sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the time of the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. The Company expects to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the first half of 2026 and expects the interim analysis in the second half of 2026.

The Acclaim- 3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim- 3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, Genprex has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX- 002 is being developed for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX- 002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX- 002 for Type 2 diabetes, where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. The Company is currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the initiation of research in Type 2 diabetes animal models. In December 2025, the Company also executed on its strategic goal to submit a meeting request to the FDA by the end of the year to discuss the necessary Investigational New Drug (“IND”)-enabling preclinical studies, an important step before potentially initiating clinical trials in humans. See the “Recent Developments” section of “Part I, Item 1. Business” of this Annual Report on Form 10-K above for more information on the Company’s meeting with the FDA which occurred in February 2026.  In May 2025, following the completion of the Company’s August 2022 sponsored research agreement with UP, the Company entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass the Company’s most recent technologies to which Genprex originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes.  See also “Note 7 – Commitments and Contingencies”.

On  February 17, 2025, the Company and the University of Pittsburgh entered into an amended and restated Exclusive License Agreement (the “New UP License Agreement”), which updated and consolidated into a single agreement the Company’s prior license agreements with UP. Pursuant to the New UP License Agreement, UP granted to the Company a worldwide, exclusive license for certain patents and related technology, collectively referred to as the “Licensed Technology,” and a worldwide, non-exclusive license to use certain related know-how. The Licensed Technology covered by the New UP License Agreement is based on the same general gene therapy approach as covered under the Company’s prior license agreements with UP (less the previously-licensed macrophage technology), whereby an adeno-associated virus vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. More specifically, the Licensed Technology covered by the New UP License Agreement is related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters.

In February 2023, the Company’s research collaborators at UP presented preclinical data in a non-human primate (“NHP”) model of Type 1 diabetes highlighting the therapeutic potential of GPX- 002 at the 16th International Conference on Advanced Technologies & Treatments for Diabetes (ATTD 2023) in Berlin, Germany. The statistically significant study results showed the treated animals had decreased insulin requirements, increased c-peptide levels, and improved glucose tolerance compared to baseline. In April 2023, the Company hosted a Key Opinion Leader virtual event entitled “Novel Gene Therapy to Treat Type 1 Diabetes,” which discussed preclinical data reported at ATTD 2023 supporting gene therapy to treat Type 1 diabetes. In June 2025, the Company’s collaboration partners had two presentations at the 2025 American Diabetes Association (“ADA”) 85th Scientific Sessions. The Company’s research collaborators from UP were invited to give an oral presentation highlighting their work in NHP models of Type 1 diabetes. In addition, the Company’s contract development and manufacturing organization collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

Formation of Wholly Owned Subsidiary

On February 18, 2025, Genprex announced the formation of a wholly-owned subsidiary, Convergen Biotech, Inc. (“Convergen”) in connection with a potential separation of the diabetes clinical development program. If, and when, a potential separation is completed, the Company would plan to transfer the diabetes program into Convergen in an effort to focus development and commercialization efforts separately from the Company’s oncology program and other oncology pipeline assets.

Capital Requirements, Liquidity and Going Concern Considerations

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has sustained substantial losses from operations since inception and has no current source of revenue. In addition, the Company has used, rather than provided, cash in its operations. Genprex expects to continue to incur significant expenditures to further clinical trials for the commercial development of its patents.

The Company recognizes that it must obtain additional capital resources to successfully commercialize its product candidates. To date, Genprex has received funding in the form of equity and debt, and the Company plans to seek additional funding in the future. However, no assurances can be given that it will be successful in raising additional capital. If the Company is not able to timely and successfully raise additional capital, the timing of its clinical trials, financial condition and results of operations may be materially and adversely affected. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities.

Genprex believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for its necessary operations and expected clinical trial activities into the second quarter of 2027. Genprex has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development and operations. The Company plans to secure such additional funding and is evaluating various strategies to obtain additional financing, although the Company can give no assurance that its plans or strategies will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above.

As a result of its recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might be necessary if Genprex is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Genprex’s consolidated financial statements have been prepared in accordance with US GAAP. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements. In the Company’s opinion, the consolidated financial statements include all adjustments (consisting of normal recurring accruals) necessary to make the consolidated financial statements not misleading. The results of operations for any interim periods are not necessarily indicative of results to be expected for the full year. A summary of the Company’s significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The accompanying consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiary, Convergen Biotech, Inc., have been prepared in accordance with US GAAP. All significant intercompany balances and transactions are eliminated in consolidation. As of  December 31, 2025, Convergen Biotech, Inc. has yet to initiate operating activity.

Change in Accounting Principle

During the year ended December 31, 2024, the Company changed an accounting principle related to accounting treatment of intellectual property expenditures. Previously, the Company capitalized certain intellectual property costs associated with the filing or maintenance of specific patents, including application costs, filing fees, and patent prosecution, in accordance with Accounting Standards Codification (“ASC”) 350-30. The Company voluntarily changed this accounting principle to expense, rather than capitalize, these intellectual property costs on the basis that the new treatment is favorable.

Reverse Stock Splits

On February 2, 2024, Genprex completed a 1-for-40 reverse stock split (“2024 Reverse Split”) of its issued and outstanding shares of common stock. On October 21, 2025, Genprex completed a 1-for-50 reverse stock split (“2025 Reverse Split” and together with the 2024 Reverse Stock Split, the “Reverse Splits”) of its issued and outstanding shares of common stock. The Reverse Splits did not change the number of authorized shares of common stock or par value of the common stock. All references in these consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Reverse Splits (See “Note 4 – Equity – Reverse Stock Splits”).

Use of Estimates

The preparation of Genprex’s consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. Genprex has cash in a money market account and had $7,580,820 and $1,351,625 in excess of FDIC insured limits of $250,000 at  December 31, 2025 and 2024, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 5,705 unexercised options granted by the Company’s board of directors and warrants to purchase shares of common stock, and (ii) 141,360 unvested restricted stock units to purchase shares of common stock granted by the Company’s board of directors as of December 31, 2025.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value, provides a consistent framework for measuring fair value under US GAAP and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Research and development supplies purchased and capitalized for future use were $1,802,228 and $2,046,858 at  December 31, 2025 and 2024, respectively.

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

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the years ended December 31, 2025 and 2024, there were no deemed impairments of the Company’s long-lived assets.

Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815, – Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the statements of operations within the other financing costs line item. The Company determined that certain features under the Equity Line of Credit (see Note 4 – Equity – Equity Line of Credit) qualified as an embedded derivative. The derivative liability is accounted for separately from the Equity Line of Credit Purchase Agreement and is accounted for at fair value. $22,500 has been recorded on the accompanying consolidated balance sheet as of  December 31, 2025, related to this derivative liability.

Modification of Equity Classified Warrants

A change in the terms or conditions of a warrant is accounted for as a modification. For a warrant modification accounted for under ASC 815, the effect of a modification shall be measured as the difference between the fair value of the modified warrant over and the fair value of the original warrant immediately before its terms are modified, with each measured on the modification date. The accounting for any incremental fair value of the modified warrants over the original warrants is based on the specific facts and circumstances related to the modification. When a modification is directly attributable to an equity offering, the incremental change in fair value of the warrants is accounted for as an equity issuance cost. When a modification is directly attributable to a debt financing, the incremental change in fair value of the warrants is accounted for as a debt discount or debt issuance cost. For all other modifications, the incremental change in fair value is recognized as a deemed dividend. The Company recognized a modification of an equity classified warrant as a deemed dividend for the year ended December 31, 2024. There were no modifications of equity classified warrants during the year ended  December 31, 2025.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after December 31, 2025 are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard effective January 1, 2025 and there was no material impact to our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to clarify the applicability of interim reporting guidance, the types of interim reporting and the form and content of interim GAAP financial statements. ASU 2025-11 will be effective for our fiscal year beginning on September 1, 2028 and we are currently evaluating the impact it may have on our interim condensed consolidated financial statements.

Note 3 – Intellectual Property

As of December 31, 2025, Genprex owned or had exclusive license agreements on 15 granted patents and 28 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, New York University, The University of Texas MD Anderson Cancer Center, the University of Texas Southwestern Medical Center, the University of Texas Health Sciences Center at Houston, the University of Michigan, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims and costs are expensed as incurred. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

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

New York University

On April 25, 2025, Genprex and New York University (“NYU”) entered into a License Agreement (the “NYU License Agreement”), which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma.

University of Texas Health Sciences Center at Houston

On May 2, 2025, Genprex and the Board of Regents of The University of Texas System on behalf of The University of Texas Health Sciences Center at Houston (“UTHealth Houston” or “UTH”) entered into a Patent and Technology License Agreement (the “UTH License Agreement”), which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of glioblastoma.

Note 4 – Equity

Reverse Stock Splits

On February 2, 2024, Genprex completed a 1-for-40 Reverse Split of its issued and outstanding shares of common stock. The 2024 Reverse Split did not change the number of authorized shares of common stock or the par value of the common stock. All references in these consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2024 Reverse Split.

On October 21, 2025, Genprex completed a 1-for-50 Reverse Split of its issued and outstanding shares of common stock. The 2025 Reverse Split did not change the number of authorized shares of common stock or the par value of the common stock. All references in these consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2025 Reverse Split.

Registered Direct Offerings

On March 21, 2024, the Company completed a registered direct offering priced at the market under Nasdaq rules, in which the Company sold to an institutional investor an aggregate of (i) 3,300 shares of common stock, (ii) pre-funded warrants (the  “March 2024 Pre-Funded Warrants”) exercisable for up to an aggregate of 27,543 shares of common stock, and (iii) warrants (the  “March 2024 Common Warrants”) exercisable for up to an aggregate of 30,843 shares of common stock. The offering price for each share of common stock and accompanying March 2024 Common Warrant was $210.75, and the offering price for each March 2024 Pre-Funded Warrant and accompanying March 2024 Common Warrant was $210.75. The March 2024 Pre-Funded Warrants were exercisable immediately upon issuance at an exercise price of $0.005 per share and expired when exercised in full. The March 2024 Common Warrants are exercisable immediately upon issuance at an exercise price of $204.50 per share and will expire in five years from the date of issuance. The Company received net proceeds of approximately $5.9 million after commissions and expenses, excluding any proceeds received from any exercise of the March 2024 Common Warrants. In connection with the offering, the Company also amended certain existing warrants to purchase up to an aggregate of 3,886 shares of common stock that were previously issued to investors in March 2023 and July 2023, with exercise prices of $2,200.00 and $1,770.00 per share and expiration dates of March 1, 2028 and July 21, 2028 for $6.25 per amended warrant, such that the amended warrants have a reduced exercise price of $204.50 per share and an expiration date of five years from the closing of the March 2024 offering. As of  December 31, 2024, all of the 27,543 March 2024 Pre-Funded Warrants had been exercised for shares of common stock.

On October 24, 2025, Genprex completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering I”), pursuant to which the Company issued an aggregate of 243,622 shares of common stock at a purchase price of $11.21 per share. In a concurrent private placement (the “October 2025 Private Placement I”, and together with the October 2025 Registered Direct Offering I, the “October 2025 Financing I”), the Company issued warrants (the “October 2025 Private Warrants I”) exercisable for up to an aggregate of 487,244 shares of common stock (the “October 2025 Private Warrant Shares I”) at an exercise price of $11.00 per share. The  October 2025 Private Warrants I are exercisable immediately upon issuance and will expire on December 12, 2027. Also, the Company agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 14,617 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants I except that the warrants issued to the Placement Agent or its designees have an exercise price of $14.0125 per share and a termination date of December 12, 2027. The net proceeds of the October 2025 Financing I, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering I expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants I, were approximately $2.5 million. Additionally, if the holders of October 2025 Private Warrants I exercise such warrants in full, the Company would receive additional gross proceeds of approximately $5.4 million.

On October 29, 2025, Genprex completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering II”), pursuant to which the Company issued an aggregate of 377,780 shares of common stock at a purchase price of $9.00 per share. In a concurrent private placement (the “October 2025 Private Placement II”, and together with the October 2025 Registered Direct Offering II, the “October 2025 Financing II”), the Company issued warrants (the “October 2025 Private Warrants II”) exercisable for up to an aggregate of 755,560 shares of common stock (the “October 2025 Private Warrant Shares II”) at an exercise price of $8.75 per share. The  October 2025 Private Warrants II are exercisable immediately upon issuance and will expire on December 12, 2027. Also, the Company agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 22,667 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants II except that the warrants issued to the Placement Agent or its designees have an exercise price of $11.25 per share and a termination date of December 12, 2027. In addition, in connection with any future exercise of the October 2025 Private Warrants II, the Company has agreed to (A) pay the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (ii) a management fee equal to 1.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (B) issue to Placement Agent or its designees additional placement agent warrants to purchase that number of shares equal to 6.0% of the aggregate number of shares of common stock underlying such October 2025 Private Warrants II that have been exercised. The net proceeds of the October 2025 Financing II, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering II expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants II, were approximately $3.1 million. Additionally, if the holders of October 2025 Private Warrants II exercise such warrants in full, the Company would receive additional net proceeds of approximately $6.1 million.

At-The Market Offering

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. Any Shares offered and sold pursuant to the Sales Agreement will be issued pursuant to the Company’s currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023, which was declared effective on June 9, 2023, as may be amended or supplemented from time to time, or pursuant to any new or successor shelf Registration Statement of the Company. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights. During the year ended December 31, 2025, the Company sold 1,602,490 shares of common stock for aggregate net proceeds of approximately $10.8 million under the 2023 ATM Facility.

See “Note 10 – Subsequent Events – 2023 ATM Facility” for a description of the Company’s usage of the 2023 ATM Facility after  December 31, 2025 resulting in net proceeds of approximately $13.3 million.

Equity Line of Credit

On June 11, 2025, Genprex entered into an equity line of credit (“ELOC”) purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.5 million in shares of the Company’s common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at the Company’s sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and the Company’s determination as to the appropriate sources of funding for its operations. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby purchase equity agreement and includes an embedded put option and an embedded forward contract. Genprex will account for the Purchase Agreement as a derivative measured at fair value, with changes in fair value recognized in the statements of operations. The put option derivative liability is accounted for on a fair value basis under the provisions of ASC 815 – Derivatives and Hedging. The derivative associated with the Purchase Agreement was deemed de minimis at inception until the Company obtained stockholder approval to issue shares of common stock to Lincoln Park under the Purchase Agreement in excess of the Exchan ge Cap. The fair value of the ELOC Purchase Agreement contemplated future purchase decisions based on economic considerations and relevant stock issuance rules and limitations and has been determined using a Monte Carlo simulation. The fair value of the ELOC derivative liability was $22,500   at  December 31, 2025 .

The following table provides the carrying value and fair value of the ELOC derivative liability of the Company measured at fair value on a recurring basis as of December 31, 2025:

Fair Value Measurement at December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liabilities	$ 22,500	$ —	$ —	$ 22,500
Totals liabilities measured and recorded at fair value	$ 22,500	$ —	$ —	$ 22,500

The following table provides quantitative information regarding fair value measurements inputs used with respect to the ELOC derivative liability, as of their respective measurement dates:

December 31, 2025
Closing stock price:	$1.75
Volatility:	225.0%
Expected term (in years):	1.50
Risk-free rate:	3.5%

The Company expenses the difference between the discounted purchase price of the settled forward and the fair value of the shares on the date of settlement as a non-cash financing cost. During the year ended December 31, 2025, the Company (i) issued  23,737 shares of common stock to Lincoln Park with a value of  $365,550 as commitment shares pursuant to the 2025 ELOC Facility, which was expensed as incurred,  (ii) sold  749,130 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of approximately  $5.3 million under the 2025 ELOC Facility, and (iii) expensed $351,883  related to the difference between the discounted purchase price of the settled forward and the fair value of the shares on the date of settlement as a non-cash financing cost .  From January 1, 2026 through the date of filing of this Annual Report on Form 10-K, the Company has not sold shares of common stock to Lincoln Park.

Stock Issuances

During the year ended December 31, 2025, the Company issued (i) 400 shares of common stock for services provided to the Company valued at $7,875 to the Chairman of its Scientific Advisory Board, (ii) 1,785 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $21,922 to Company executives, other employees, and non-employee service providers, (iii) 1,602,490 shares of common stock sold for aggregate net proceeds of approximately $10.8 million under the 2023 ATM Facility, (iv) 23,737 shares of common stock issued to Lincoln Park as commitment shares pursuant to the Company’s 2025 ELOC Facility, and (v) 749,130 shares of common stock sold to Lincoln Park as purchase shares for aggregate net proceeds of approximately $5.3 million under the 2025 ELOC Facility.

During the year ended December 31, 2024, Genprex issued (i) 303 shares of common stock for services provided to the Company valued at $27,669 to the Chairman of its Scientific Advisory Board, (ii) 725 shares of common stock to service providers of the Company valued at $179,550, (iii) 633 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $96,524 to Company executives and employees, non-employee directors, and former Company executives (Mr. Varner and Ms. Vaczy) pursuant to the terms of employment and/or separation agreements, (iv) 1,294 shares of common stock due to fractional share rounding adjustments related to the Company’s Reverse Split, (v) 3,300 shares of common stock sold for aggregate net proceeds of approximately $5.9 million associated with the Company’s March 2024 offering, as described above, (vi) 153,701 shares of common stock sold for aggregate net proceeds of approximately $6.1 million under the Company’s 2023 ATM Facility, as described above, and (vii) 27,543 shares of common stock upon the exercise of pre-funded warrants at a nominal price associated with the Company’s March 2024 offering.

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock at a par value of $0.001 per share, none of which are outstanding at the years ended December 31, 2025 and 2024.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock at a par value of $0.001 per share, all of which is voting common stock. There were 3,291,488 and 217,234 shares of common stock outstanding at the years ended  December 31, 2025 and 2024, respectively.

Common Stock Purchase Warrants

Common stock purchase warrant activity for the years ended  December 31, 2025 and 2024 respectively are as follows:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	39,633	$503.75	6,938	$1,898.24
Warrants issued	1,280,088	9.71	60,238	112.81
Warrants exercised	—	—	27,543	0.01
Warrants cancelled or expired	25	7,620.00	—	—
Outstanding at December 31,	1,319,696	$24.40	39,633	$503.75

During the year ended December 31, 2025, and in connection with the registered direct offering, with an institutional investor, completed on October 24, 2025, the Company (i) issued warrants to purchase up to 487,244 shares of common stock, at an exercise price of $11.00 per share, (ii) issued warrants to purchase up to 14,617 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”), at an exercise price of  $14.0125 per share, and in connection with the registered direct offering, with an institutional investor, completed on October 29, 2025, the Company (iii) issued warrants to purchase up to 755,560 shares of common stock, at an exercise price of $8.75 per share, (iv) issued warrants to purchase up to 22,667 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”), at an exercise price of $11.25 per share, and (v) canceled warrants to purchase up to 25 shares of common stock at a weighted average exercise price of $7,620.00. The Company did not record any share-based compensation related to warrants during the year ended December 31, 2025. The Company expects to record approximately $0.3 million of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of December 31, 2025.

During the year ended December 31, 2024, and in connection with the registered direct offering, with an institutional investor, completed on March 21, 2024, Genprex (i) issued pre-funded warrants to purchase up to an aggregate of  27,543 shares of common stock at a nominal exercise price of $0.01 per share, the remaining balance of the purchase price of each share of common stock associated with each pre-funded warrant net of the portion of the subscription price therefor paid at closing, (ii) issued warrants to purchase up to 30,843 shares of common stock, at an exercise price of $204.50 per share, (iii) issued warrants to purchase up to 1,852 shares of common stock to H.C. Wainwright & Co., LLC or its designees (“Placement Agent”), at an exercise price of $263.44 per share, (iv) amended existing warrants to purchase up to an aggregate of 3,885 shares of common stock that were previously issued to the same institutional investor in March 2023 and July 2023, such that the amended warrants have a reduced exercise price of $4.09 per share and an expiration date of five years from the closing of the March 2024 offering, and (v) issued 27,543 shares of common stock associated with the exercise of March 2024 Pre-Funded Warrants. During the year ended December 31, 2024, the Company recorded share-based compensation of $18,039 associated with the vesting and issuance of warrants.

As of December 31, 2025, Genprex had outstanding warrants to purchase 1,319,696 shares of common stock at a weighted average exercise price of  $ 24.40 that have been issued to various consultants, investors, and placement agents of the Company. These warrants vest immediately or over periods ranging up to 12 months, are exercisable for a period of up to five years, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $8.75 to $14,440.00 per share and have per-share fair values ranging from $60.67 to $9,250.20, based on Black-Scholes-Merton pricing models. The following assumptions were used in calculation of fair market value of options via Black-Scholes-Merton pricing models for the years ended  December 31, 2025 and 2024, respectively.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Expected term (in years):	1.0	5.0
Risk-free rate:	3.58% - 3.70%	4.52%
Volatility:	131.34% - 131.39%	87.49%
Dividend yield:	0%	0%

Warrant Modifications

On March 21, 2024, the Company amended two warrants whereby, for both warrants, the exercise price was reduced to $204.50 per share and the maturity dates were extended to a term of five years. The value of these modifications were calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions:

	Post-modification	Pre-modification
Exercise Price	$204.50	$1,770.00 - $2,200.00
Expected term (in years):	5.0	4.00 - 4.50
Risk-free rate:	4.52%	4.99% - 5.35%
Volatility:	87.49%	83.42%
Dividend yield:	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $277,119, which was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modification” in the accompanying statement of operations.

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

On  January 1, 2024 and 2025, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 1,486 and 10,861 shares, respectively. As of December 31, 2025, a total of 1,558 shares of common stock remained available for issuance for future awards under the 2018 Plan. Subsequent to the year ended December 31, 2025, an additional 164,574 shares of common stock became available for issuance for future awards under the 2018 Plan pursuant to the evergreen provision thereof.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Genprex 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to the Company’s employees. The ESPP authorizes the issuance of 105 shares of common stock pursuant to purchase rights that may be granted to eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP.  In January 2025, the administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP for the 2025 fiscal year.

Stock Options

As of December 31, 2025, Genprex had outstanding stock options to purchase 5,705 shares of common stock that have been granted to various executives, other employees, directors, and independent contractors of the Company, including outstanding stock options to purchase 509 shares of common stock issued as inducement grants, outside of the 2018 Plan, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $900.00 to $19,600.00 per share.

The Company did not issue stock options during the year ended December 31, 2025. During the year ended  December 31, 2025, the Company cancelled stock options to purchase 1 share of common stock with an exercise price of $4,280.00 per share in connection with the termination of employees.

The Company did not issue stock options during the year ended  December 31, 2024. During the year ended  December 31, 2024, the Company cancelled stock options to purchase 44 shares of common stock with a weighted average exercise price of $2,515.00 in connection with the termination of employees.

The weighted average remaining contractual term for the outstanding options at December 31, 2025 and 2024 is 4.11 and 5.11 years, respectively.

Stock option activity for the years ended December 31, 2025 and 2024, respectively, is as follows:

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	5,706	$6,081.61	5,750	$6,054.32
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired or cancelled	1	4,280.00	44	2,515.00
Outstanding at December 31,	5,705	$6,081.93	5,706	$6,081.61

Restricted Stock Units

During the year ended  December 31, 2025, the Company (i) issued 141,600 RSUs to executives, other employees, and non-employee directors, (ii) cancelled 246 RSUs associated with the termination of employees, (iii) withheld 328 RSUs to cover taxes associated with the vesting of employee issued RSUs, and (iv) issued 1,790 shares of common stock associated with the vesting of RSUs to executives, other employees, and non-employee directors.

During the year ended December 31, 2024, the Company (i) issued 1,922 RSUs to executives, other employees, and non-employee directors, (ii) cancelled 9 RSUs associated with the termination of employees, (iii) withheld 202 RSUs to cover taxes associated with the vesting of employee issued RSUs, and (iv) issued 636 shares of common stock associated with the vesting of RSUs to executives, other employees, and non-employee directors.

A summary of the RSU activity under the 2018 Plan during the years ended  December 31, 2025 and 2024, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2025		2024
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	2,124	$362.71	1,049	$2,977.29
Restricted stock units granted	141,600	2.24	1,922	—
Restricted stock units vested	1,790	362.28	636	2,767.74
Restricted stock units forfeited or cancelled	574	221.60	211	3,300.00
Outstanding at December 31,	141,360	$66.00	2,124	$362.71

Share-Based Compensation

In the year ended  December 31, 2025, Genprex’s total share-based compensation was approximately $0.30 million, consisting of $0.20 million and $0.10 million associated with G&A expense and R&D expense, respectively, which represents the vesting of options and warrants issued to service providers, executives, other employees, and board members of the Company. As of  December 31, 2025, the Company’s total compensation cost related to non-vested time-based stock option awards, RSUs, and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $0.32 million, consisting of $0.21 million and $0.12 million associated with G&A expense and R&D expense, respectively. Genprex expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of December 31, 2025, the weighted average term over which these expenses are expected to be recognized is 1.06 years.

As of December 31, 2025, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider of the Company. Genprex’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $300,000. The entirety of this warrant may be recognized and recorded upon the achievement of certain milestones.

In the year ended December 31, 2024, the Company’s total share-based compensation was approximately $3.30 million, consisting of $2.80 million and $0.60 million associated with G&A expense and R&D expense, respectively, which represents the vesting of options and warrants issued to service providers, executives, other employees, and board members of the Company.

Note 5 - 401(k) Savings Plan Transactions

In 2022, Genprex established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. Genprex incurred $90,901 and $125,731 of expense for matching contributions to the 401(k) Plan for the years ended December 31, 2025 and 2024, respectively.

Note 6 - Related Party Transactions

Introgen Research Institute

Introgen Research Institute (“IRI”) is a Texas-based technology company formed by Rodney Varner, who prior to his passing in May 2024, was the Company’s President, Chief Executive Officer and Chairman of the Board and who was IRI’s sole officer. IRI is owned by trusts of which Mr. Varner's descendants are the sole beneficiaries. In April 2009, prior to Mr. Varner becoming an officer and director of Genprex in August 2012, the Company entered into an Assignment and Collaboration Agreement with IRI, providing Genprex with the exclusive right to commercialize a portfolio of intellectual property. This agreement was amended in 2011 to include additional sublicensing of additional intellectual property made available to IRI from MD Anderson (see “Note 7 – Commitments and Contingences – Commitments – MD Anderson”). There were no amounts incurred or due under this agreement at the years ended  December 31, 2025 and 2024.

Note 7 - Commitments and Contingencies

Commitments

MD Anderson

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson ( “August 2022 SRA”) to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with an initial projected total cost of approximately $2.9 million. On June 7, 2024, the Company amended the August 2022 SRA with MD Anderson to (i) extend the sponsored research program an additional six months, (ii) amend the quarterly budget from approximately $240,000 to $165,000 per quarter, and (iii) amend the total commitment from $2.9 million to approximately $2.75 million. The Company incurred approximately $828,505 and $811,540 of expense from this agreement during the years ended  December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company has paid approximately $2.43 million toward this $2.77 million commitment.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent-related expenses. The Company incurred approximately $155,000 and $50,000 of expense from this agreement during the years ended  December 31, 2025 and 2024, respectively. As of  December 31, 2025, Genprex has paid approximately $525,000 toward this commitment.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health (“NIH”) to be paid upon the Company’s receipt of FDA approval using NIH technology. The $240,000 contingent obligation which increases annually by $20,000 and is $400,000 and $380,000 for the years ended December 31, 2025 and 2024, respectively, will be recognized when the Company obtains regulatory approval (the event that triggers the payment obligation).

New York University

On April 25, 2025, the Company and NYU entered into the NYU License Agreement, which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma. Pursuant to the NYU License Agreement, Genprex agreed to pay: (i) an initial license fee of $5,000, (ii) annual license fees of $35,000 for the first and second year anniversaries, $25,000 for the third anniversary and $50,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter, (iii) running low single digit percentage royalties ranging from 1% to 2% of net sales, (iv) certain potential technical milestone payments through regulatory approval up to an aggregate of approximately $400,000, and (v) certain patent-related expenses. The Company incurred approximately $5,000 of expense from this agreement during the year ended  December 31, 2025. As of December 31, 2025, Genprex has paid approximately $5,000 toward this commitment.

University of Michigan

On November 11, 2024, the Company and the University of Michigan entered into the UM License Agreement, which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of  REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer. Genprex agreed to pay: (i) an initial license issue fee of $30,000, (ii) running low single digit percentage royalties ranging from 1% to 3% of net sales, (iii) minimum annual royalties in a fixed cash amount of $15,000 for 2025 and 2026, and $30,000 for 2027 and each year thereafter during the term of the UM License Agreement, (iv) a tiered double digit percentage share of non-royalty sublicense income ranging from 10% to 40%, and (v) certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones. The Company incurred approximately $15,000 and $15,000 of expense from this agreement during the years ended  December 31, 2025 and 2024, respectively. As of  December 31, 2025, Genprex has paid approximately $30,000 toward this commitment.

University of Pittsburgh

Pursuant to the New UP License Agreement dated February 17, 2025, by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $10,000, (ii) annual maintenance fees of $65,000 for the first, second and third years, and $120,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,825,000 in milestone payments related to the usage of the licensed technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. In connection with the New UP License Agreement, the Company incurred $15,000 and $0 of expense from this agreement for the years ended  December 31, 2025 and 2024, respectively. As of December 31, 2025, Genprex has paid approximately $15,000 toward this commitment.

UTHealth Houston

On May 2, 2025, the Company and UTHealth Houston entered into the UTH License Agreement, which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of glioblastoma. Pursuant to the UTH License Agreement, Genprex agreed to pay (i) an initial license issue fee of $10,000 along with additional, staggered upfront license fees totaling another $40,000 and an annual license management fee of $3,000, (ii) running low single digit percentage royalties ranging from 0.10% to 0.25% of net product sales, (iii) minimum annual royalty of $25,000 beginning after the first year in which royalties obligations commence pursuant to the UTH License Agreement, (iv) certain potential clinical and regulatory milestone payments through FDA and international regulatory approvals up to an aggregate of approximately $360,000, and (v) certain patent-related expenses. The Company incurred approximately $10,000 of expense from this agreement during the year ended  December 31, 2025. As of December 31, 2025, Genprex has paid approximately $10,000 toward this commitment.

Contract Development and Manufacturing Organization

Genprex entered into a three-year development services agreement in July 2022, amended in each of January 2023 and March 2023, with a contract development and manufacturing organization (“CDMO”) to manufacture good manufacturing practices (“GMP”) grade materials for use in the Company’s clinical trials with a projected total cost at inception of approximately $4.5 million. On April 2, 2024, the Company was informed by the CDMO that the CDMO was ceasing certain manufacturing operations subject to the development services agreement. On June 30, 2024, the development services agreement was terminated by mutual agreement and the CDMO returned $1.3 million to the Company and no additional commitments are obligated or owed by the Company. The Company incurred no expense from this agreement during either of the years ended December 31, 2025 and 2024.

Contingencies

From time to time, the Company may become subject to threatened and/or asserted claims arising in the ordinary course of its business. The Company is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material impact on its financial condition, results of operations or liquidity.

Note 8 – Segment Reporting

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the CODM in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single segment (the “Segment”) for the purposes of assessing performance and making operating decisions. The CODM of the Segment is the Company’s Chief Executive Officer. The Segment is focused on pioneering the discovery and development of gene therapies for use in patient populations with unmet medical needs. The accounting policies for the Segment are the same as those described in Note 2, Summary of Significant Accounting Policies. The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the statements of operations and comprehensive loss. Further, the following represents information about segment loss and significant segment expenses:

	Year Ended
	December 31,
	2025	2024
Revenues	$—	$—
Less:
Clinical and regulatory	6,785,848	7,809,750
Manufacturing	1,258,765	1,658,373
Research	1,281,852	483,927
General and administrative support	5,872,327	7,877,622
Non-cash expenses(1)	316,827	3,344,495
Other income	26,900	63,574
Plus:
Other financing costs	(739,935)	—
Realized and unrealized loss	(299)	(570)
Segment and net loss	$16,228,953	$21,111,163

(1) Inclusive of $0.3 million and $3.3 million of stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively, and $0 and $6,693 of depreciation and amortization expense for the years ended December 31, 2025 and 2024, respectively.

Note 9 – Income Taxes

Components of income tax expense for the years ended December 31, 2025 and 2024, respectively, are as follows:

	December 31, 2025	December 31, 2024
Current Tax Expense (Benefit):
Federal	$—	$—
State	—	2,650
Total	$—	$2,650

Deferred Tax Expense (Benefit):
Federal	—	—
State	—	—
Total	—	—

Total Provision for Income Taxes	$—	$2,650

The total provision for income taxes for the year ended December 31, 2024, was accounted for in the Consolidated Statement of Operations within General and Administrative Expenses.

Temporary differences between financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities at  December 31, 2025 and 2024, respectively, are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Intangible Assets - R&D Expenses	$3,950,937	$5,298,509
Accrued Expenses	446,430	529,639
Tax Credits	728,701	728,701
Stock Compensation Expense	1,106,464	1,302,638
Net Operating Losses	24,756,877	20,215,112
Other	59,820	87,089
Total Deferred Income Tax Assets	31,049,229	28,161,688

Deferred Income Tax Liabilities:
Fixed Assets	—	—
Prepaid Expenses	(473,475)	(537,405)
Lease - Right of Use	—	—
Total Deferred Income Tax Liabilities	(473,475)	(537,405)
Less Valuation Allowance	(30,575,754)	(27,624,283)
Net Deferred Income Tax Asset	$—	$—

For the years ended December 31, 2025 and 2024, the Company recorded pre-tax book losses of approximately $16.2 million and approximately $21.1 million, respectively.

At December 31, 2025 and 2024, the Company had federal net operating losses of approximately $117.5 million and approximately $95.2 million, respectively. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of December 31, 2025 and 2024, valuation allowances of approximately $30.6 million and approximately $27.6 million have been recorded, respectively.

The Company has federal research and development (“R&D”) credit carryforwards of $0.8 million which will begin to expire in 2037.

	Year Ended			Year Ended
	December 31, 2025			December 31, 2024*
	Amounts	Adjusted	Rate	Amounts	Adjusted	Rate
U.S. Statutory Tax Rate	$(16,228,953)	$(3,408,080)	21.00%	$(21,388,282)	$(4,491,539)	21.00%
State and Local Income Taxes, Net of Federal Income Tax Effect	—	—	0.00%	—	(23,612)	0.11%
Foreign Tax Effects	—	—	—	—	—	—
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—	0.00%	(73,178)	(73,178)	0.34%
Effect of Cross-Border Tax Laws	—	—	—		—	—
Tax Credits	—	—	0.00%	706,150	706,150	(3.30)%
Change in Valuation Allowances	—	$2,946,220	(18.15)%	—	4,203,531	(19.65)%
Nontaxable or Nondeductible Items	—	$189,910	(1.17)%	2,251,326	472,778	(2.21)%
Changes in Unrecognized Tax Benefits	—	—	—	—	—	—
Other Adjustments	—	—	—	—	—	—
Prior Year True-Ups	—	$(8,368)	0.05%	—	(791,480)	3.70%
Share-based compensation	—	$280,318	(1.73)%	—	—	—
Income tax expense and effective income tax rate	$(16,228,953)	$—	0.00%	$(18,503,984)	$2,650	(0.01)%

* While the underlying tax effects remain unchanged from the prior year, certain reconciling items have been reallocated consistent with the required ASU 2023-09 disclosure.

Effective January 1, 2009 the Company adopted ASC 740-10, the provision formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN48”) and began evaluating tax positions utilizing a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold by determining the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement and recognizing that amount in the consolidated financial statements.

The following table reflects changes in the gross unrecognized tax benefits:

	December 31, 2025	December 31, 2024
Unrecognized tax benefits at beginning of period	$(80,967)	$(159,428)
Gross increases – tax positions in current period	—	—
Gross decreases – tax positions in prior period	—	78,461
Settlements	—	—
Lapse of Statute of Limitations	—	—
Unrecognized tax benefits at end of period	$(80,967)	$(80,967)

The Company classifies uncertain tax positions as non-current unrecognized tax liabilities unless expected to be paid within one year or otherwise directly related to an existing deferred tax asset, in which case the uncertain tax position is recorded as an offset to the asset on the balance sheets. As of December 31, 2025 and 2024, $80,967 of the Company’s gross unrecognized tax benefits were recorded as a reduction of the related deferred tax assets.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no recognized subsequent events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements. The following are nonrecognized subsequent events through the filing of this Annual Report on Form 10-K.

Reserves of 2018 Equity Incentive Plan and 2018 Employee Stock Purchase Plan

On January 1, 2026, the total shares of common stock reserved under the 2018 Plan increased by 164,574 shares pursuant to the “evergreen” provision of the 2018 Plan. On December 22, 2025, the Company’s board of directors determined that no additional shares would be reserved during the 2026 fiscal year for the ESPP given that no shares have yet been issued under the ESPP.

Share Issuances

From January 1, 2026 through the date of filing of this Annual Report on Form 10-K, Genprex issued (i) 5,000 shares of common stock to the Chairman of the Company’s Scientific Advisory Board in consideration for services, and (ii) 33,570 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $67,015 to Company executives and other employees.

2023 ATM Facility

From January 1, 2026 through the date of filing of this Annual Report on Form 10-K, Genprex has sold 5,714,798 shares of its common stock for aggregate net proceeds to the Company totaling approximately $13.3 million under the 2023 ATM Facility.