Form 10-Q
period 2026-03-31
Genprex, Inc.
filed 2026-05-13
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, the registrant had 10,586,402 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
Assets	(unaudited)	(see Note 2)
Current assets:
Cash and cash equivalents	$18,049,255	$7,830,855
Prepaid expenses and other	753,804	525,927
Total current assets	18,803,059	8,356,782
Other non-current assets:
Research and development supplies	1,503,207	1,802,228
Total other assets	1,503,207	1,802,228
Total assets	$20,306,266	$10,159,010
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,655,028	$743,070
Other current liabilities	1,698,468	1,431,564
Total current liabilities	3,353,496	2,174,634
Non-current liabilities:
Derivative liabilities	22,500	22,500
Total liabilities	3,375,996	2,197,134
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 9,044,856 and 3,291,488 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	9,045	3,291
Additional paid-in capital	192,411,516	178,986,981
Accumulated deficit	(175,490,291)	(171,028,396)
Total stockholders’ equity	16,930,270	7,961,876
Total liabilities and stockholders’ equity	$20,306,266	$10,159,010

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Depreciation	$—	$—
Research and development	2,745,945	2,539,993
General and administrative	1,748,239	1,429,299
Total operating expenses	4,494,184	3,969,292
Operating loss	(4,494,184)	(3,969,292)
Other income	31,748	4,771
Realized and unrealized gain (loss)	541	(80)
Net loss	$(4,461,895)	$(3,964,601)
Net loss per share applicable to common stockholders — basic and diluted	$(0.64)	$(12.98)
Weighted average number of common shares — basic and diluted	6,951,999	305,326

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated	Total
Three Months Ended	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity
Balance at December 31, 2025	3,291,488	$3,291	$178,986,981	$(171,028,396)	$7,961,876
Issuance of common stock net of issuance costs	5,714,798	5,715	13,351,142	—	13,356,857
Issuance of common stock for services	5,000	5	8,945	—	8,950
RSUs conversion to common stock	33,570	34	—	—	34
Share-based compensation	—	—	64,448	—	64,448
Net loss	—	—	—	(4,461,895)	(4,461,895)
Balance at March 31, 2026	9,044,856	$9,045	$192,411,516	$(175,490,291)	$16,930,270
Three Months Ended
Balance at December 31, 2024	217,234	$217	$156,419,381	$(154,799,443)	$1,620,155
Issuance of common stock net of issuance costs	265,574	266	6,027,836	—	6,028,102
Issuance of common stock for services	100	—	4,510	—	4,510
RSUs conversion to common stock	200	—	6	—	6
Share-based compensation	—	—	179,683	—	179,683
Net loss	—	—	—	(3,964,601)	(3,964,601)
Balance at March 31, 2025	483,108	$483	$162,631,416	$(158,764,044)	$3,867,855

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,461,895)	$(3,964,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation and issuance of stock for services	73,432	184,199
Changes in operating assets and liabilities:
Prepaid expenses and other	(227,877)	(219,593)
Research and development supplies	299,020	200,910
Accounts payable	911,959	451,389
Other current liabilities	266,904	(813,728)
Net cash used in operating activities	(3,138,457)	(4,161,424)
Cash flows from financing activities:
Net proceeds from issuances of common stock	13,356,857	6,028,102
Net cash provided by financing activities	13,356,857	6,028,102
Net increase in cash and cash equivalents	10,218,400	1,866,678
Cash and cash equivalents, beginning of period	7,830,855	1,601,660
Cash and cash equivalents, end of period	$18,049,255	$3,468,338

See accompanying notes to the unaudited condensed consolidated financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Oncology Platform

Genprex’s lead oncology drug candidate, REQORSA® Gene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It has a mechanism of action whereby it decreases cancer cell growth by decreasing glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. The Company’s strategy is to develop REQORSA in combination with currently approved therapies and the Company believes REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by the Company’s exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). The Company believes that its ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and the Company is in early stages of discovery programs to identify other cancer candidates. Since not all patients respond to REQORSA, the Company has been collaborating with researchers at MD Anderson to identify biomarkers that might predict a strong positive response or a lack of response to REQORSA in patients with lung cancer. This preclinical effort has led to the identification of two proteins whose expression appears to predict response to REQORSA. This work, titled “TROP2 and PTEN are biomarkers of primary resistance to TUSC2 gene therapy in non-small cell lung cancer” was accepted for a poster presentation at the meeting of the American Association of Cancer Research in April 2026. These findings suggest that TROP2 and PTEN may serve as biomarkers to predict TUSC2 response and guide therapeutic strategies in NSCLC. TROP2 (trophoblast cell-surface antigen 2) is a transmembrane glycoprotein that functions as a cell surface receptor. TROP2 overexpression in adult tissues is a hallmark of many solid tumors, making it a major target for modern cancer therapies. PTEN (phosphatase and tensin homolog) is a tumor suppressor gene that serves as a multi-functional cancer biomarker in a number of cancers, with potential for risk assessment, diagnosis and treatment planning. Validation in specimens from clinical trials will be needed to determine whether these potential biomarkers predict clinical response. In April 2026, the Company entered into a new sponsored research agreement with MD Anderson to study biomarkers that may predict patient response to REQORSA. The Company is testing patient samples from its clinical trials for selected biomarkers to determine if sensitivities exist among the Company’s existing patient population in an effort to guide patient selection and optimize clinical outcomes.

Acclaim – 1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2a expansion portion, and a Phase 2b randomized portion. The Company currently is enrolling and treating patients in the Phase 2a expansion portion of its Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC who have activating epidermal growth factor receptor (“EGFR”) mutations and disease progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg administered every 21 days. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients out of the twelve originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 64 courses of treatment (approximately 48 months) and this patient continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months), but then had disease progression and REQORSA treatment was stopped. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. The results of the Phase 1 dose escalation portion of the study were published in Clinical Lung Cancer, a peer-reviewed journal covering various aspects of clinical and translational research of lung cancer, in January 2026. Genprex opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The Phase 2a expansion portion of the trial is expected to enroll approximately 33 patients, all of whom had disease progression on Tagrisso or Tagrisso-containing regimens. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. The Company expects to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study in the first half of 2026 and expects the interim analysis in the second half of 2026.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Acclaim – 3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. The Company is currently enrolling and treating patients in the Phase 2 expansion portion of its Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In December 2024, the Company announced that it had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg administered every 21 days, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. Although decreases in tumor size are not expected during maintenance therapy with atezolizumab alone, there were two patients out of the six enrolled in the Phase 1 dose escalation portion of the study who had marked decreases in measurable disease. The Company previously reported that the first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial had a partial remission, which is defined as at least a thirty percent (30%) decrease in tumor size, from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  A CT scan performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at that time.  Another patient in the Phase 1 dose escalation portion of the Acclaim-3 trial had a twenty-three percent (23%) decrease in tumor size from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy. This patient received seven cycles of study therapy before progressing after 4.2 months. In addition, one patient in the Phase 1 dose escalation portion of the study achieved an unconfirmed partial remission after 24 cycles of therapy and continues to receive study treatment in the trial after more than 19 months. The Company anticipates that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. The Company expects to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the first half of 2026 and expects the interim analysis in the second half of 2026.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, Genprex has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes, where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. The Company is currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the initiation of research in Type 2 diabetes animal models. In December 2025, the Company also executed on its strategic goal to submit a meeting request to the FDA by the end of the year to discuss the necessary Investigational New Drug (“IND”)-enabling preclinical studies, an important step before potentially initiating clinical trials in humans. See the discussion captioned “Recent Developments – Diabetes Gene Therapy Updates” in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this Quarterly Report on Form 10-Q below for more information on the Company’s meeting with the FDA which occurred in February 2026. In May 2025, following the completion of the Company’s August 2022 sponsored research agreement with UP, the Company entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass the Company’s most recent technologies to which Genprex originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. See also “Note 6 – Commitments and Contingencies”.

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

Genprex believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for its necessary operations and expected clinical trial activities into the second half of 2027. Genprex has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development and operations. The Company plans to secure such additional funding and is evaluating various strategies to obtain additional financing, although the Company can give no assurance that its plans or strategies will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above.

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

MARCH 31, 2026

Note 2 - Summary of Significant Accounting Policies

Genprex’s unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP and the requirements of the United States Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that is normally required by US GAAP can be condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with US GAAP. The December 31, 2025 balance sheet was derived from the December 31, 2025 audited financial statements. Genprex’s unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on March 30, 2026 (the “Form 10-K”).

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiary, Convergen Biotech, Inc., have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions are eliminated in consolidation. As of  March 31, 2026, Convergen Biotech, Inc. has yet to initiate operating activity.

Reverse Stock Split

On October 21, 2025, Genprex completed a 1-for-50 reverse stock split (“2025 Reverse Split”) of its issued and outstanding shares of common stock. The 2025 Reverse Split did not change the number of authorized shares of common stock or par value of the common stock. All references in these unaudited condensed consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2025 Reverse Split (see “Note 4 – Equity – 2025 Reverse Stock Split”).

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

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. The Company has cash in a money market account and had $17,799,219 and $7,580,820 in excess of FDIC insured limits of $250,000 at March 31, 2026 and December 31, 2025, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 1,325,388 unexercised options granted by the Company’s board of directors and unexercised warrants to purchase shares of common stock, and (ii) 85,179 unvested restricted stock units granted by the Company’s board of directors representing the right upon vesting to receive shares of common stock, in each case as of March 31, 2026.

Segments

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its Chief Executive Officer and the Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is focused on pioneering the discovery and development of gene therapies for use in patient populations with unmet medical needs. See “Note 7 – Segment Reporting” for additional disclosures related to segment reporting.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Research and development supplies purchased, valued at cost, and capitalized for future use were $1,503,207 and $1,802,228 at March 31, 2026 and December 31, 2025, respectively.

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

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the discounted expected future cash flows. During the three months ended March 31, 2026, there were no deemed impairments of the Company’s long-lived assets.

Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815, Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the condensed consolidated statements of operations within the other financing costs line item. The Company determined that certain features under the Equity Line of Credit (see "Note 4 – Equity – Equity Line of Credit") qualified as an embedded derivative. The derivative liability is accounted for separately from the Equity Line of Credit Purchase Agreement and is accounted for at fair value. $22,500 has been recorded on the accompanying condensed consolidated balance sheets as of  March 31, 2026 and December 31, 2025, related to this derivative liability.

Recent Accounting Developments

Accounting pronouncements issued but not effective until after March 31, 2026, are not expected to have a significant effect on the Company’s consolidated financial condition, results of operations, or cash flows.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard effective January 1, 2025 and there was no material impact to the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to clarify the applicability of interim reporting guidance, the types of interim reporting and the form and content of interim US GAAP financial statements. ASU 2025-11 will be effective for the Company’s fiscal year beginning on September 1, 2028 and the Company is currently evaluating the impact it may have on its interim condensed consolidated financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 3 - Intellectual Property

As of March 31, 2026, Genprex owned or had exclusive license agreements on 15 granted patents and 28 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, New York University, The University of Texas MD Anderson Cancer Center, the University of Texas Southwestern Medical Center, the University of Texas Health Sciences Center at Houston, the University of Michigan, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims and costs are expensed as incurred. These license rights will be amortized on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements.

University of Pittsburgh

On  February 17, 2025, Genprex and the University of Pittsburgh entered into the New UP License Agreement to update and consolidate, into a single agreement, prior license agreements and licensed technologies covered by the Company’s prior agreements with the University of Pittsburgh related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters. As of February 17, 2025, the New UP License Agreement effectuates the termination of, and amends, restates, replaces and supersedes in their entirety, the prior license agreements between Genprex and the University of Pittsburgh which were effective as of February 10, 2020 (as amended August 17, 2022 and November 3, 2022), December 29, 2022 and July 14, 2023. Genprex also terminated, effective February 17, 2025, a prior agreement with UP related to a license for macrophage technology dated  November 22, 2022.

The University of Texas MD Anderson Cancer Center

On May 4, 2020, Genprex entered into an exclusive worldwide license agreement with The Board of Regents of the University of Texas System on behalf of MD Anderson relating to a portfolio of patent applications and related technology for the treatment of cancer using the Company’s lead drug candidate and immunotherapies.  See “Note 6 - Commitments and Contingencies - Commitments - MD Anderson Cancer Center” for information on additional agreements involving MD Anderson licensed rights and technologies.

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

MARCH 31, 2026

Note 4 - Equity

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

Registered Direct Offerings

On October 24, 2025, Genprex completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering I”), pursuant to which the Company issued an aggregate of 243,622 shares of common stock at a purchase price of $11.21 per share. In a concurrent private placement (the “October 2025 Private Placement I”, and together with the October 2025 Registered Direct Offering I, the “October 2025 Financing I”), the Company issued warrants (the “October 2025 Private Warrants I”) exercisable for up to an aggregate of 487,244 shares of common stock (the “October 2025 Private Warrant Shares I”) at an exercise price of $11.00 per share. The  October 2025 Private Warrants I are exercisable immediately upon issuance and will expire on December 12, 2027. Also, the Company agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 14,617 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants I except that the warrants issued to the Placement Agent or its designees have an exercise price of $14.0125 per share. The net proceeds of the October 2025 Financing I, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering I expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants I, were approximately $2.5 million. Additionally, if the holders of October 2025 Private Warrants I exercise such warrants in full, the Company would receive additional gross proceeds of approximately $5.4 million.

On October 29, 2025, Genprex completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering II”), pursuant to which the Company issued an aggregate of 377,780 shares of common stock at a purchase price of $9.00 per share. In a concurrent private placement (the “October 2025 Private Placement II”, and together with the October 2025 Registered Direct Offering II, the “October 2025 Financing II”), the Company issued warrants (the “October 2025 Private Warrants II”) exercisable for up to an aggregate of 755,560 shares of common stock (the “October 2025 Private Warrant Shares II”) at an exercise price of $8.75 per share. The  October 2025 Private Warrants II are exercisable immediately upon issuance and will expire on December 12, 2027. Also, the Company agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 22,667 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants II except that the warrants issued to the Placement Agent or its designees have an exercise price of $11.25 per share. In addition, in connection with any future exercise of the October 2025 Private Warrants II, the Company has agreed to (A) pay the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (ii) a management fee equal to 1.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (B) issue to Placement Agent or its designees additional placement agent warrants to purchase that number of shares equal to 6.0% of the aggregate number of shares of common stock underlying such October 2025 Private Warrants II that have been exercised. The net proceeds of the October 2025 Financing II, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering II expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants II, were approximately $3.1 million. Additionally, if the holders of October 2025 Private Warrants II exercise such warrants in full, the Company would receive additional net proceeds of approximately $6.1 million.

At-The-Market Offering

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. Any Shares offered and sold pursuant to the Sales Agreement will be issued pursuant to the Company’s currently effective shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023, which was declared effective on June 9, 2023, as may be amended or supplemented from time to time, or pursuant to any new or successor shelf Registration Statement of the Company. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also has provided the Agent with customary indemnification and contribution rights. During the three months ended  March 31, 2025, the Company sold 265,574 Shares of common stock for aggregate net proceeds of approximately $6.03 million under the 2023 ATM Facility. During the three months ended  March 31, 2026, the Company sold 5,714,798 Shares of common stock for aggregate net proceeds of approximately $13.36 million under the 2023 ATM Facility.

See “Note 8 – Subsequent Events – 2023 ATM Facility” for a description of the Company’s usage of the 2023 ATM Facility after  March 31, 2026 resulting in net proceeds of approximately $1.90 million.

Equity Line of Credit

On June 11, 2025, Genprex entered into an equity line of credit (“ELOC”) purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.5 million in shares of the Company’s common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at the Company’s sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and the Company’s determination as to the appropriate sources of funding for its operations. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby purchase equity agreement and includes an embedded put option and an embedded forward contract. Genprex will account for the Purchase Agreement as a derivative measured at fair value, with changes in fair value recognized in the condensed consolidated statement of operations. The put option derivative liability is accounted for on a fair value basis under the provisions of ASC 815, Derivatives and Hedging. The derivative associated with the Purchase Agreement was deemed de minimus at inception until the Company obtained stockholder approval to issue shares of common stock to Lincoln Park under the Purchase Agreement in excess of the Exchange Cap (as defined in the Purchase Agreement). The fair value of the ELOC Purchase Agreement contemplated future purchase decisions based on economic considerations and relevant stock issuance rules and limitations and has been determined using a Monte Carlo simulation. The fair value of the ELOC derivative liability was $22,500 at  March 31, 2026 and  December 31, 2025

The following table provides the carrying value and fair value of the ELOC derivative liability of the Company measured at fair value on a recurring basis as of March 31, 2026:

		Fair Value Measurement at March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$22,500	—	—	$22,500
Totals liabilities measured and recorded at fair value	$22,500	$—	$—	$22,500

		Fair Value Measurement at December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$22,500	—	—	$22,500
Totals liabilities measured and recorded at fair value	$22,500	$—	$—	$22,500

The following table provides quantitative information regarding fair value measurements inputs used with respect to the ELOC derivative liability, as of their respective measurement dates:

	March 31, 2026	December 31, 2025
Closing stock price:	$0.17	$0.17
Volatility:	180.0%	180.0%
Expected term (in years):	1.70	1.70
Risk-free rate:	3.6%	3.6%

The Company expenses the difference between the discounted purchase price of the settled forward and the fair value of the shares on the date of settlement as a non-cash financing cost. There were no sales of common stock pursuant to the ELOC during each of the three months ended March 31, 2025 and  March 31, 2026.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Stock Issuances

During the three months ended  March 31, 2026, the Company issued (i) 5,000 shares of common stock for services provided to the Company valued at $8,950 to the Chairman of its Scientific Advisory Board, (ii) 33,570 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $67,015 to Company executives, employees, and non-employee service providers, and (iii) 5,714,798 shares of common stock sold for aggregate net proceeds of approximately $13.36 million under the 2023 ATM Facility.

During the three months ended March 31, 2025, Genprex issued (i) 100 shares of common stock for services provided to the Company valued at $4,505 to the Chairman of its Scientific Advisory Board, (ii) 200 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $3,853 to Company executives, employees, and non-employee service providers, and (iii) 265,574 shares of common stock sold for aggregate net proceeds of approximately $6.03 million under the Company’s 2023 ATM Facility.

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding as of  March 31, 2026 and  December 31, 2025.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 9,044,856 and 3,291,488 shares of its common stock outstanding as of  March 31, 2026 and  December 31, 2025, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three months ended March 31, 2026 and 2025, respectively, is as follows:

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	1,319,696	$24.40	39,633	$503.75
Warrants cancelled or expired	13	14,440.00	—	—
Outstanding at March 31,	1,319,683	$24.26	39,633	$503.75

During the three months ended  March 31, 2026, the Company canceled warrants to purchase up to 13 shares of common stock at a weighted average exercise price of $14,440.00. The Company did not record any share-based compensation related to warrants during the three months ended March 31, 2026. The Company expects to record $300,000 of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of March 31, 2026.

The Company did not issue or cancel any warrants during the three months ended  March 31, 2025. The Company did not record any share-based compensation related to warrants during the three months ended March 31, 2025.

As of March 31, 2026, the Company had outstanding warrants to purchase 1,319,683 shares of common stock at a weighted average exercise price of $24.26 that have been issued to various consultants, investors, and placement agents. The warrants are fully vested, are exercisable for a period of up to five years from the date of issuance, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $8.75 to $10,571.00 per share and have per-share fair values ranging from $2.42 to $6,960.00, based on Black-Scholes-Merton pricing models. No warrants were issued in each of the three months ended  March 31, 2026, or  March 31, 2025.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

2018 Equity Incentive Plan

The Company’s board of directors and stockholders have approved and adopted the Genprex 2018 Equity Incentive Plan (“2018 Plan”), which initially became effective on the completion of the Company’s IPO on April 3, 2018. The 2018 Plan provides for the grant of incentive stock options that are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards and performance-based cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants.

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

On  January 1, 2025 and 2026, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 10,861 and 164,574 shares, respectively. As of March 31, 2026, a total of 187,193 shares of common stock remain available for issuance for future awards under the 2018 Amended Plan.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Genprex 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to the Company’s employees. The ESPP authorizes the issuance of 105 shares of common stock pursuant to purchase rights that may be granted to eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2026.

Stock Options

As of March 31, 2026, Genprex had outstanding stock options to purchase 5,705 shares of common stock that have been granted to various executives, employees, non-employee directors, and independent contractors of the Company, including outstanding stock options to purchase 509 shares of common stock issued as inducement grants, outside of the 2018 Plan, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $900.00 to $19,600.00 per share. The per-share fair values of these options range from $631.00 to $15,860.00.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company did not issue or cancel stock options during the three months ended  March 31, 2026.

The Company did not issue stock options during the three months ended March 31, 2025. During the three months ended March 31, 2025, the Company cancelled stock options to purchase 1 share of common stock with an exercise price of $4,280.00 per share in connection with the termination of an employee.

The weighted average remaining contractual term for the outstanding options at  March 31, 2026 and  December 31, 2025 is 3.87 and 4.11 years, respectively.

Stock option activity for each of the three months ended March 31, 2026 and 2025, respectively, is as follows:

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	5,705	$6,081.93	5,706	$6,081.61
Options expired or cancelled	—	—	1	4,280.00
Outstanding at March 31,	5,705	$6,081.93	5,705	$6,081.93

Restricted Stock Units

During the three months ended  March 31, 2026, the Company (i) withheld 22,611  shares to cover taxes associated with the vesting of employee issued RSUs, and (ii) issued 33,570 shares of common stock associated with the vesting of RSUs to employees.

During the three months ended  March 31, 2025, the Company (i) granted 1,600 RSUs to non-executive employees, (ii) withheld 31 shares to cover taxes associated with the vesting of employee issued RSUs, (iii) cancelled 6 RSUs associated with the termination of an employee, and (iv) issued 200 shares of common stock associated with the vesting of RSUs to employees.

A summary of the RSU activity under the 2018 Plan during the three months ended  March 31, 2026 and 2025, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	141,360	$2.20	2,124	$362.71
Restricted stock units granted	—	—	1,600	22.05
Restricted stock units vested	33,570	2.38	200	2813.10
Restricted stock units forfeited or cancelled	22,611	2.06	37	2861.35
Outstanding at March 31,	85,179	$2.17	3,487	$39.34

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Share-Based Compensation

For the three months ended March 31, 2026, the Company’s total share-based compensation was approximately $0.12 million, including $0.03 million of R&D expense and approximately $0.08 million of G&A expense, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  March 31, 2026, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $0.16 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of March 31, 2026, the weighted average term over which these expenses are expected to be recognized is 0.74 years.

For the three months ended March 31, 2025, the Company’s total share-based compensation was approximately $0.18 million, including approximately $0.04 million of R&D expense and approximately $0.14 million of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  March 31, 2025, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $0.2 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of March 31, 2025, the weighted average term over which these expenses are expected to be recognized is 0.26 years.

As of March 31, 2026, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $0.3 million. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, Genprex established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company incurred $27,110 and $25,312 of expense for matching contributions to the 401(k) Plan during the three months ended March 31, 2026 and  March 31, 2025, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 6 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson (the “August 2022 SRA”) to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with an initial projected total cost of approximately $2.9 million. On June 7, 2024, the Company amended the August 2022 SRA with MD Anderson to (i) extend the sponsored research program an additional six months, (ii) amend the quarterly budget from approximately $240,000 to $165,000 per quarter, and (iii) amend the total commitment from $2.9 million to approximately $2.76 million. The Company incurred $165,701 of expense from this agreement during the three months ended  March 31, 2026. As of March 31, 2026, the Company has paid approximately $2.6 million toward this $2.76 million commitment.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent-related expenses. The Company did not incur any expense attributable to this agreement for each of the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company has paid approximately $525,000 toward the above-described commitment under this agreement.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health to be paid upon the Company’s receipt of FDA approval using NIH technology. The $240,000 contingent obligation, which increases annually by $20,000, and is $420,000 and $400,000 as of March 31, 2026 and December 31, 2025, respectively, will be recognized if and when it is probable the Company will obtain regulatory approval (the event that triggers the payment obligation).

New York University

On April 25, 2025, the Company and NYU entered into the NYU License Agreement, which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma.  Pursuant to the NYU License Agreement, Genprex agreed to pay: (i) an initial license fee of $5,000, (ii) annual license fees of $35,000 for the first and second year anniversaries, $25,000 for the third anniversary and $50,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter, (iii) running low single digit percentage royalties ranging from 1% to 2% of net sales, (iv) certain potential technical milestone payments through regulatory approval up to an aggregate of approximately $400,000, and (v) certain patent-related expenses. The Company did not incur any expense attributable to this agreement for the three months ended March 31, 2026. As of March 31, 2026, Genprex has paid approximately $5,000 toward this commitment.

University of Michigan

On November 11, 2024, the Company and the University of Michigan entered into the UM License Agreement, which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer. Genprex agreed to pay: (i) an initial license issue fee of $30,000, (ii) running low single digit percentage royalties ranging from 1% to 3% of net sales, (iii) minimum annual royalties in a fixed cash amount of $15,000 for 2025 and 2026, and $30,000 for 2027 and each year thereafter during the term of the UM License Agreement, (iv) a tiered double digit percentage share of non-royalty sublicense income ranging from 10% to 40%, and (v) certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones. The Company incurred $15,000 of expense for each of the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, Genprex has paid approximately $30,000 toward this commitment.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

University of Pittsburgh

Pursuant to the New UP License Agreement dated February 17, 2025, by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $10,000, (ii) annual maintenance fees of $65,000 for the first, second and third years, and $120,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,825,000 in milestone payments related to the usage of the licensed technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred $65,000 and $10,000 of expense for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, Genprex has paid approximately $75,000 toward this commitment.

UTHealth Houston

On May 2, 2025, the Company and UTHealth Houston entered into the UTH License Agreement, which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of glioblastoma.  Pursuant to the UTH License Agreement, Genprex agreed to pay: (i) an initial license issue fee of $10,000 along with additional, staggered upfront license fees totaling another $40,000 and an annual license management fee of $3,000, (ii) running low single digit percentage royalties ranging from 0.10% to 0.25% of net product sales, (iii) minimum annual royalty of $25,000 beginning after the first year in which royalties obligations commence pursuant to the UTH License Agreement, (iv) certain potential clinical and regulatory milestone payments through FDA and international regulatory approvals up to an aggregate of approximately $360,000, and (v) certain patent-related expenses. The Company did not incur any expense attributable to this agreement for the three months ended March 31, 2026. As of March 31, 2026, Genprex has paid approximately $20,000 toward this commitment.

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

MARCH 31, 2026

Note 7 - Segment Reporting

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

	Three Months Ended
	March 31,
	2026	2025
Revenues	$—	$—
Less:
Clinical and regulatory	1,690,402	1,706,705
Manufacturing	612,212	483,065
Research	408,834	308,327
General and administrative support	1,664,101	1,286,422
Non-cash expenses(1)	118,635	184,773
Other income	31,748	4,771
Plus:
Realized and unrealized gain (loss)	541	(80)
Segment and net loss	$4,461,895	$3,964,601

(1) Includes $118,634 and $184,773 of stock-based compensation expense for the three months ended  March 31, 2026 and 2025, respectively.

Note 8 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no recognized subsequent events that have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements. The following are nonrecognized subsequent events through the filing of this Quarterly Report on Form 10-Q.

Share Issuances

On April 1, 2026, Genprex issued 5,000 shares of its common stock to the Chairman of its Scientific Advisory Board in consideration for services.

At-The-Market Offering

From April 1, 2026 through the date of filing of this Quarterly Report on Form 10-Q, Genprex has sold 1,536,546 shares of its common stock for aggregate net proceeds to the Company totaling approximately $1.90 million under the 2023 ATM Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in this filing, and in our other SEC filings, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in United States (“U.S.”) dollars, unless otherwise noted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. Unless the context requires otherwise, references to “Genprex,” the “Company,” “we,” “us” or “our” in this Quarterly Report refer to Genprex, Inc. Any statements in this Quarterly Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “would” and similar expressions.  For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our product candidates and their respective targeted indications, including estimated or projected size or other expected trends in such markets, and any other statements involving anticipated or expected market or industry projections, statements regarding markets for our common stock and future management and organizational structure and statements about our current or future product candidates and their development, our beliefs regarding their preclinical or clinical profile or efficacy, and the regulatory approval process and pathway and the timing thereof, are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

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

Oncology Platform

Our lead oncology drug candidate, REQORSA® Gene Therapy (generic name: quaratusugene ozeplasmid), previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It has a mechanism of action whereby it decreases cancer growth by decreasing glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our strategy is to develop REQORSA in combination with currently approved therapies and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.

The TUSC2 gene, which is the key component of REQORSA and plays a vital role in cancer suppression and normal cell metabolism, is one of a series of genes on the short arm of Chromosome 3 whose therapeutic use is covered by our exclusive worldwide licenses from The University of Texas MD Anderson Cancer Center (“MD Anderson”). We believe that our ONCOPREX Delivery System allows for the delivery of a number of cancer-fighting tumor suppressor genes, alone or in combination with other cancer therapies, to combat multiple types of cancer and we are in early stages of discovery programs to identify other cancer candidates. Since not all patients respond to REQORSA, we have been collaborating with researchers at MD Anderson to identify biomarkers that might predict a strong positive response or a lack of response to REQORSA in patients with lung cancer. This preclinical effort has led to the identification of two proteins whose expression appears to predict response to REQORSA. This work, titled “TROP2 and PTEN are biomarkers of primary resistance to TUSC2 gene therapy in non-small cell lung cancer” was accepted for a poster presentation at the meeting of the American Association of Cancer Research in April 2026. These findings suggest that TROP2 and PTEN may serve as biomarkers to predict TUSC2 response and guide therapeutic strategies in NSCLC. TROP2 (trophoblast cell-surface antigen 2) is a transmembrane glycoprotein that functions as a cell surface receptor. TROP2 overexpression in adult tissues is a hallmark of many solid tumors, making it a major target for modern cancer therapies. PTEN (phosphatase and tensin homolog) is a tumor suppressor gene that serves as a multi-functional cancer biomarker in a number of cancers, with potential for risk assessment, diagnosis and treatment planning. Validation in specimens from clinical trials will be needed to determine whether these potential biomarkers predict clinical response. In April 2026, we entered into a new sponsored research agreement with MD Anderson to study biomarkers that may predict patient response to REQORSA. We are testing patient samples from our clinical trials for selected biomarkers to determine if sensitivities exist among our existing patient population in an effort to guide patient selection and optimize clinical outcomes.

Acclaim – 1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2a expansion portion, and a Phase 2b randomized portion. We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC who have activating epidermal growth factor receptor (“EGFR”) mutations and disease progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg administered every 21 days. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients out of the twelve originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and has maintained this response through 64 courses of treatment (approximately 48 months) and this patient continues to receive REQORSA and Tagrisso treatment to date. A second patient had stable disease without disease progression through 32 courses of treatment (approximately 24 months), but then had disease progression and REQORSA treatment was stopped. A third patient had stable disease without disease progression through 14 courses of treatment (approximately 10 months) before disease progression and is no longer receiving treatment. The results of the Phase 1 dose escalation portion of the study were published in Clinical Lung Cancer, a peer-reviewed journal covering various aspects of clinical and translational research of lung cancer, in January 2026. We opened the Phase 2a expansion portion of the study and enrolled and dosed the first patient in January 2024. The Phase 2a expansion portion of the trial is expected to enroll approximately 33 patients, all of whom had disease progression on Tagrisso or Tagrisso-containing regimens. There will be an interim analysis following the treatment of 19 patients in the Phase 2a portion of the Acclaim-1 study. We expect to complete the enrollment of the first 19 patients for interim analysis in the Phase 2a expansion portion of the study in the first half of 2026 and expect the interim analysis in the second half of 2026.

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

Acclaim – 3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. We are currently enrolling and treating patients in the Phase 2 expansion portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In December 2024, we announced that we had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg administered every 21 days, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. Although decreases in tumor size are not expected during maintenance therapy with atezolizumab alone, there were two patients out of the six enrolled in the Phase 1 dose escalation portion of the study who had marked decreases in measurable disease. We previously reported that the first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial had a partial remission, which is defined as at least a thirty percent (30%) decrease in tumor size, from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  A CT scan performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at that time. Another patient in the Phase 1 dose escalation portion of the Acclaim-3 trial had a twenty-three percent (23%) decrease in tumor size from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy. This patient received seven cycles of study therapy before progressing after 4.2 months. In addition, one patient in the Phase 1 dose escalation portion of the study achieved an unconfirmed partial remission after 24 cycles of therapy and continues to receive study treatment in the trial after more than 19 months. We anticipate that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. We expect to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study in the first half of 2026 and expect the interim analysis in the second half of 2026.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes, where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. We are currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the initiation of research in Type 2 diabetes animal models.  In December 2025, we also executed on our strategic goal to submit a meeting request to the FDA by the end of the year to discuss the necessary Investigational New Drug (“IND”)-enabling preclinical studies, an important step before potentially initiating clinical trials in humans. See the discussion captioned “Recent Developments – Diabetes Gene Therapy Updates” below for more information on the Company’s meeting with the FDA which occurred in February 2026. In May 2025, following the completion of our August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. See also “Note 6 – Commitments and Contingencies” to our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Recent Developments

Diabetes Gene Therapy Updates

As previously disclosed, in December 2025 we submitted a request to meet with the FDA to discuss the necessary IND-enabling preclinical studies for our Type 1 diabetes gene therapy program, an important step before potentially initiating clinical trials in humans.  On February 19, 2026, we met with the FDA and received feedback which aligned with our expectations and plans.  Following the FDA meeting and receipt of the official meeting minutes, we plan to continue with preclinical animal studies, as expected, which will allow us to finalize the design and initiate future toxicology studies. Subsequent data from toxicology studies are expected to enable IND filing. Toxicology studies are a required step of drug development, ensuring that new treatments are evaluated in animal models before human use in order to identify potential risks, determine safe dosages and monitor for side effects.  Additionally, we plan to begin clinical scale production in a current Good Manufacturing Practices (“cGMP”) compliant facility, allowing us to accelerate our manufacturing processes necessary for IND-enabling preclinical studies and clinical trials. We are also continuing work with third-party contract development and manufacturing organizations (“CDMOs”) and research partners to optimize constructs and evaluate alternative second-generation approaches including different AAV and non-viral constructs.

At-the-Market Offering Program

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an ATM offering program (the “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares (the “Shares”) of our common stock, as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time, including pursuant to any new or successor registration statement that we may file and such applicable prospectuses and prospectus supplements forming a part thereof. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights.  From April 1, 2026 through the date of filing of this Quarterly Report on Form 10-Q, we have sold 1,536,546 Shares of our common stock for net proceeds to us totaling approximately $1.90 million through the Agent under the Sales Agreement.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to March 31, 2026. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following summarizes our results of operations for the three months ended March 31, 2026 and 2025.

Research and Development Expense

Research and development (“R&D”) expense for the three months ended March 31, 2026 was $2,745,945, compared to $2,539,993 for the three months ended March 31, 2025, an increase of $205,952, or 8%. This increase was primarily due to (i) differences in enrollment rates and administration of services associated with the Acclaim-1 and Acclaim-3 clinical trials during each of the periods, (ii) a slight increase in manufacturing of clinical materials and research materials, (iii) a slight increase in preclinical research and R&D discovery programs, and (iv) increase in R&D overheads associated with the accrual of bonuses.

General and Administrative Expense

General and administrative (“G&A”) expense for the three months ended March 31, 2026 was $1,748,239, compared to $1,429,299 for the three months ended March 31, 2025, an increase of $318,940, or 22%. This increase was primarily due to (i) an increase in corporate franchise tax expense as a result of the one-for-fifty (1:50) reverse stock split of our issued and outstanding shares of common stock effected on October 21, 2025 (the “2025 Reverse Split”), (ii) a slight increase in the expense amount associated with professional service providers, and (iii) an increase in G&A overheads associated with the accrual of bonuses.

Other Income. Other income was $31,748 and $4,771 for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $26,977. The increase was primarily due to larger cash balances held in interest bearing accounts for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Depreciation Expense. There was no depreciation expense for the three months ended March 31, 2026 and March 31, 2025.

Net Loss. We had a net loss of $4,461,895 and $3,964,601 for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $497,294, or 13%. The increase in net loss between these periods was primarily due to (i) differences in enrollment rates and administration of services associated with the Acclaim-1 and Acclaim-3 clinical trials during each of the periods, (ii) a slight increase in manufacturing of clinical materials and research materials, (iii) a slight increase in preclinical research and R&D discovery programs, (iv) increase in R&D and G&A overheads associated with the accrual bonuses, (v) an increase in corporate franchise tax expense as a result of the 2025 Reverse Split, and (vi) a slight increase in the expense amount associated with professional service providers.

Liquidity and Capital Resources

From inception through March 31, 2026, we have never generated revenue from product sales and have incurred net losses in each year. As of March 31, 2026, we had an accumulated deficit of $175,490,291. We have funded our operations primarily through the sale and issuance of capital stock.

During the three months ended March 31, 2026, we sold 5,714,798 Shares of common stock for aggregate gross proceeds of approximately $13.80 million (resulting in aggregate net proceeds of approximately $13.36 million after offering expenses), pursuant to our 2023 ATM Facility. From April 1, 2026 through the date of filing of this Quarterly Report on Form 10-Q, we sold 1,536,546 Shares of common stock for aggregate gross proceeds of approximately $1.96 million (resulting in aggregate net proceeds of approximately $1.90 million after offering expenses), pursuant to our 2023 ATM Facility.

For the year ended December 31, 2025, we sold (i) 1,602,490 Shares of common stock for net proceeds of approximately $10.8 million pursuant to our 2023 ATM Facility, (ii) 772,867 shares of common stock (inclusive of the 23,737 commitment shares issued pursuant to the Purchase Agreement (as defined below)) for aggregate net proceeds of approximately $5.3 million, pursuant to our 2025 ELOC Facility (as defined below), (iii) completed a registered direct offering in which we sold (x) 243,622 shares of our common stock, and (y) warrants exercisable for up to an aggregate of 487,244 shares of our common stock (“October 2025 Private Warrant Shares I”), for net proceeds of approximately $2.5 million, and (iv) completed a registered direct offering in which we sold (x) 377,780 shares of our common stock, and (y) warrants exercisable for up to an aggregate of 755,560 shares of our common stock (“October 2025 Private Warrant Shares II”), for net proceeds of approximately $3.1 million. See also “Note 4 - Equity - Registered Direct Offerings” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

On June 11, 2025, we entered into an equity line of credit (“ELOC”) purchase agreement, dated June 11, 2025 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase from us up to $12.5 million in shares of our common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at our sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. See also “Note 4 - Equity – Equity Line of Credit” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (our “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time, including any new or successor registration statement that we may file and such applicable prospectuses and prospectus supplements forming a part thereof. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights. See also “Note 4 - Equity - At-The-Market Offering” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of March 31, 2026, we had $18,049,255 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or future product candidates, which we expect will take a number of years and which is subject to significant uncertainty.  Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-3 clinical trials (of which both are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect interim enrollment of the Phase 2a expansion portion of the Acclaim-1 trial to be completed in the first half of 2026. We expect interim enrollment in the Phase 2 dose expansion portion of the Acclaim-3 trial to be completed in the first half of 2026. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our 2023 ATM Facility pursuant to our Sales Agreement with the Agent, sales pursuant to our 2025 ELOC Facility, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. As a result of our recurring losses from operations and the need for additional financing to fund our operating and capital requirements, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over the next 12 months, which raises substantial doubt as to our ability to continue as a going concern.

Based on our current cash, we estimate that we will be able to fund our expenditure requirements for our current operations and planned clinical trial activities into the second half of 2027. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently plan due to incorrect assumptions or due to a decision to expand our activities beyond those currently planned. We have experienced delays in clinical trial enrollment as a result of competition for patients and previously experienced delays due to additional time required in connection with transitions to new third party CDMOs and the manufacture of final drug product. Delays in the conduct of our trials could result in utilizing our capital resources sooner without advancing our clinical trials as anticipated.

The following table sets forth the primary sources and uses of cash during the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,138,457)	$(4,161,424)
Net cash used in investing activities	—	—
Net cash provided by financing activities	13,356,857	6,028,102
Net increase in cash and cash equivalents	$10,218,400	$1,866,678

Cash used in operating activities

Net cash used in operating activities was $3,138,457 and $4,161,424 for the three months ended March 31, 2026, and 2025, respectively, a decrease of $1,022,967, or 25%. This decrease was primarily due to (i) an increase in R&D materials and accounts payable associated with operating activities, and (ii) differences in the timing associated with the payment of certain operating activities between the three months ended March 31, 2026, and 2025.

Cash provided by investing activities

We had no net cash provided by or used in investing activities for the three months ended March 31, 2026, and 2025.

Cash provided by financing activities

Net cash provided by financing activities was $13,356,857 and $6,028,102 during the three months ended March 31, 2026, and 2025, respectively. This increase of $7,328,755 was primarily due to differences in amounts raised by sales of our securities in capital raising activities conducted during the three months ended March 31, 2026, and 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information called for by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended March 31, 2026, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with US GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the quarter ended March 31, 2026, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) continued evaluation and documentation of policies, processes, and controls, both manual and automated; (ii) identification and implementation of improvements to information technology and security controls and supporting control documentation; and (iii) evaluation of and updates to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2026, we issued and sold the following unregistered securities:

On January 2, 2026, we issued 5,000 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended March 31, 2026.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  March 31, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated January 31, 2024, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024.

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated October 16, 2025, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2025.

3.4	Amended and Restated Bylaws of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.5	Amendment No. 1 adopted and approved by the Registrant’s Board of Directors on October 18, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 23, 2023.

3.6	Amendment No. 2 adopted and approved by Registrant’s Board of Directors on March 29, 2025, incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2025.

10.1+	Genprex, Inc. Amended and Restated Outside Director Compensation Policy, adopted March 9, 2026, incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed on March 30, 2026.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

+  Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.
(Registrant)

Date: May 13, 2026	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)