Form 10-Q
period 2026-06-30
Genprex, Inc.
filed 2026-08-14
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, the registrant had 819,709 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
Assets	(unaudited)	(see Note 2)
Current assets:
Cash and cash equivalents	$15,154,203	$7,830,855
Prepaid expenses and other	688,632	525,927
Total current assets	15,842,835	8,356,782
Other non-current assets:
Research and development supplies	1,294,081	1,802,228
Total other assets	1,294,081	1,802,228
Total assets	$17,136,916	$10,159,010
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$293,579	$743,070
Derivative liabilities - short term	22,500	—
Other current liabilities	2,025,785	1,431,564
Total current liabilities	2,341,864	2,174,634
Non-current liabilities:
Derivative liabilities - long term	—	22,500
Total liabilities	2,341,864	2,197,134
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 506,218 and 149,811 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	506	150
Additional paid-in capital	194,732,056	178,990,122
Accumulated deficit	(179,937,510)	(171,028,396)
Total stockholders’ equity	14,795,052	7,961,876
Total liabilities and stockholders’ equity	$17,136,916	$10,159,010

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,683,471	$2,499,495	$5,429,416	$5,039,489
General and administrative	1,800,513	2,182,289	3,548,752	3,611,586
Total operating expenses	4,483,984	4,681,784	8,978,168	8,651,075
Operating loss	(4,483,984)	(4,681,784)	(8,978,168)	(8,651,075)
Other income	37,290	6,881	69,038	11,652
Realized and unrealized (loss) gain	(525)	2	16	(79)
Net loss	$(4,447,219)	$(4,674,901)	$(8,909,114)	$(8,639,502)
Net loss per share applicable to common stockholders — basic and diluted	$(9.40)	$(185.30)	$(22.55)	$(439.78)
Weighted average number of common shares — basic and diluted	473,162	25,229	395,122	19,645

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated	Total
Three and Six Months Ended June 30, 2026	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity
Balance at December 31, 2025	149,811	$150	$178,990,122	$(171,028,396)	$7,961,876
Issuance of common stock net of issuance costs	259,783	260	13,356,600	—	13,356,860
Issuance of common stock for services	228	—	8,949	—	8,949
RSUs conversion to common stock	1,535	1	31	—	32
Share-based compensation	—	—	64,448	—	64,448
Net loss	—	—	—	(4,461,895)	(4,461,895)
Balance at March 31, 2026	411,357	$411	$192,420,150	$(175,490,291)	$16,930,270
Issuance of common stock net of issuance costs	93,312	93	2,243,551	—	2,243,644
Issuance of common stock for services	228	1	7,902	—	7,903
RSUs conversion to common stock	1,321	1	(1)	—	—
Share-based compensation	—	—	60,454	—	60,454
Net loss	—	—	—	(4,447,219)	(4,447,219)
Balance at June 30, 2026	506,218	$506	$194,732,056	$(179,937,510)	$14,795,052

Three and Six Months Ended June 30, 2025
Balance at December 31, 2024	9,980	$10	$156,419,588	$(154,799,443)	$1,620,155
Issuance of common stock net of issuance costs	12,095	12	6,028,090	—	6,028,102
Issuance of common stock for services	5	—	4,510	—	4,510
RSUs conversion to common stock	18	—	6	—	6
Share-based compensation	—	—	179,683	—	179,683
Net loss	—	—	—	(3,964,601)	(3,964,601)
Balance at March 31, 2025	22,098	$22	$162,631,877	$(158,764,044)	$3,867,855
Issuance of common stock net of issuance costs	7,027	6	1,742,739	—	1,742,745
Issuance of common stock for services	1,084	2	366,713	—	366,715
RSUs conversion to common stock	81	—	49	—	49
Share-based compensation	—	—	88,734	—	88,734
Net loss	—	—	—	(4,674,901)	(4,674,901)
Balance at June 30, 2025	30,290	$30	$164,830,112	$(163,438,945)	$1,391,197

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,909,114)	$(8,639,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation and issuance of stock for services	141,786	639,697
Changes in operating assets and liabilities:
Prepaid expenses and other	(162,705)	(233,531)
Research and development supplies	508,146	275,518
Accounts payable	(449,489)	(143,484)
Other current liabilities	594,220	75,641
Net cash used in operating activities	(8,277,156)	(8,025,661)
Cash flows from financing activities:
Net proceeds from issuances of common stock	15,600,504	7,770,844
Net cash provided by financing activities	15,600,504	7,770,844
Net increase (decrease) in cash and cash equivalents	7,323,348	(254,817)
Cash and cash equivalents, beginning of period	7,830,855	1,601,660
Cash and cash equivalents, end of period	$15,154,203	$1,346,843

Supplemental disclosure of cash flow information
Cash paid for income tax witholding	$54,034	$5,099

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for ELOC commitment fee	$—	$365,553
Issuance of common stock for RSU vesting	$141,723	$98,604

See accompanying notes to the unaudited condensed consolidated financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Acclaim – 1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2a expansion portion, and a Phase 2b randomized portion. The Company currently is enrolling and treating patients in the Phase 2a expansion portion of its Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC who have activating epidermal growth factor receptor (“EGFR”) mutations and disease progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg administered every 21 days. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in the Company’s prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients out of the twelve originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and maintained this response through 66 courses of treatment but then had disease progression after 47 months. A second patient had stable disease without disease progression through 32 courses of treatment but then had disease progression after 22 months. A third patient had stable disease without disease progression through 14 courses of treatment before disease progression after almost 10 months. The results of the Phase 1 dose escalation portion of the study were published in Clinical Lung Cancer, a peer-reviewed journal covering various aspects of clinical and translational research of lung cancer, in January 2026.

Since not all patients respond to REQORSA, the Company has been collaborating with researchers at MD Anderson to identify biomarkers that might predict a strong positive response or a lack of response to REQORSA in patients with lung cancer. In April 2026, the Company entered into a new sponsored research agreement with MD Anderson to study biomarkers. This preclinical effort has led to the identification of two proteins whose expression appears to predict response to REQORSA. This work, titled “TROP2 and PTEN are biomarkers of primary resistance to TUSC2 gene therapy in non-small cell lung cancer” was accepted for a poster presentation at the meeting of the American Association of Cancer Research in April 2026. These findings suggest that TROP2 and PTEN may serve as biomarkers to predict TUSC2 response and guide therapeutic strategies in NSCLC. TROP2 (trophoblast cell-surface antigen 2) is a transmembrane glycoprotein that functions as a cell surface receptor. TROP2 overexpression in adult tissues is a hallmark of many solid tumors, making it a major target for modern cancer therapies. PTEN (phosphatase and tensin homolog) is a tumor suppressor gene that serves as a multi-functional cancer biomarker in a number of cancers, with potential for risk assessment, diagnosis and treatment planning. Validation in specimens from clinical trials will be needed to determine whether these potential biomarkers predict clinical response.

In May 2026, an abstract was published by the Company’s research collaborators at the 2026 American Society of Clinical Oncology Annual Meeting which detailed positive clinical data from studies of predictive biomarkers in patients receiving REQORSA. These clinical data suggested that patients whose NSCLC cells expressed high TROP-2 protein levels or low PTEN protein levels had longer PFS with REQORSA treatment. The Company believes that this clinical signal, derived from patients in the Company’s Acclaim clinical trials, underscores the critical role these biomarkers may play in predicting treatment efficacy.  These data advance the Company’s understanding of this novel gene therapy and may help to guide patient selection for its clinical trials and optimize clinical outcomes. The Company plans to further evaluate high (3+) TROP-2 expression as a potential biomarker for REQORSA, which may predict patient response and enable targeted patient selection. The Company is currently evaluating enrollment criteria based on biomarker identification prior to any potential future interim analysis as the Company continues to enroll and treat patients in the Phase 2a expansion portion of its Acclaim-1 clinical trial.

In August 2026, the Company announced its collaboration with Roche Diagnostics to validate biomarkers for patient selection in clinical trials for NSCLC. The collaboration intends to leverage Roche Diagnostics’ expertise in assay development. Roche Diagnostics received U.S. Food and Drug Administration (“FDA”) Breakthrough Device Designation for the first AI-driven companion diagnostic for NSCLC that uses a TROP2 score to evaluate NSCLC specimens, and Genprex will use the same antibody against TROP2 for its validation studies. Genprex anticipates completing these validation studies by approximately the end of 2026, with subsequent integration into its NSCLC clinical program shortly thereafter, dependent on the results of the validation studies.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Acclaim – 3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. The Company is currently enrolling and treating patients in the Phase 2 expansion portion of its Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In December 2024, the Company announced that it had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg administered every 21 days, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. Although decreases in tumor size are not expected during maintenance therapy with atezolizumab alone, there were two patients out of the six enrolled in the Phase 1 dose escalation portion of the study who had marked decreases in measurable disease. The Company previously reported that the first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial had a partial remission, which is defined as at least a thirty percent (30%) decrease in tumor size, from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  A CT scan performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at that time.  Another patient in the Phase 1 dose escalation portion of the Acclaim-3 trial had a twenty-three percent (23%) decrease in tumor size from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy. This patient received seven cycles of study therapy before progressing after 4.2 months. In addition, one patient in the Phase 1 dose escalation portion of the study achieved an unconfirmed partial remission after 24 cycles of therapy and continues to receive study treatment in the trial after more than 19 months. The Company anticipates that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. The Company expects to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study by the end of 2026 and expects the interim analysis in the first half of 2027.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, Genprex has exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. The Company’s diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes, where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. In May 2025, following the completion of the Company’s August 2022 sponsored research agreement with UP, the Company entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass the Company’s most recent technologies to which Genprex originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. In June 2025, the Company’s collaboration partners made two presentations at the 2025 American Diabetes Association 85th Scientific Sessions. The Company’s research collaborators from UP were invited to give an oral presentation highlighting their work in non-human primate models of Type 1 diabetes.  In addition, the Company’s third-party contract development and manufacturing organization (“CDMO”) collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

On  February 17, 2025, the Company and the University of Pittsburgh entered into an amended and restated Exclusive License Agreement (the “New UP License Agreement”), which updated and consolidated into a single agreement the Company’s prior license agreements with UP. Pursuant to the New UP License Agreement, UP granted to the Company a worldwide, exclusive license for certain patents and related technology, collectively referred to as the “Licensed Technology,” and a worldwide, non-exclusive license to use certain related know-how. The Licensed Technology covered by the New UP License Agreement is based on the same general gene therapy approach as covered under the Company’s prior license agreements with UP (less the previously-licensed macrophage technology), whereby an adeno-associated virus vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. More specifically, the Licensed Technology covered by the New UP License Agreement is related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters. See also “Note 6 – Commitments and Contingencies”.

The Company is currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the initiation of research in Type 2 diabetes animal models.  As previously disclosed, in December 2025 the Company submitted a request to meet with the FDA to discuss the necessary Investigational New Drug (“IND”)-enabling preclinical studies for its Type 1 diabetes gene therapy program, an important step before potentially initiating clinical trials in humans.  On February 19, 2026, the Company met with the FDA and received feedback which the Company believes aligned with its expectations and plans. Following the FDA meeting and receipt of the official meeting minutes, Genprex is continuing with preclinical animal studies, as expected, which will allow the Company to finalize the design and initiate future toxicology studies. Subsequent data from toxicology studies are expected to enable IND filing. Toxicology studies are a required step of drug development, ensuring that new treatments are evaluated in animal models before human use in order to identify potential risks, determine safe dosages and monitor for side effects.  Additionally, the Company plans to begin clinical scale production in a current Good Manufacturing Practices (“cGMP”) compliant facility, allowing the Company to accelerate its manufacturing processes necessary for IND-enabling preclinical studies and clinical trials. Genprex is also continuing work with CDMOs and research partners to optimize constructs and evaluate alternative second-generation approaches including different AAV and non-viral constructs.

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

The Company recognizes that it must obtain additional capital resources to successfully commercialize its product candidates. To date, Genprex has received funding from the sale and issuance of capital stock and securities exercisable for capital stock, and the Company plans to seek additional funding in the future. However, no assurances can be given that it will be successful in raising additional capital. If the Company is not able to timely and successfully raise additional capital, the timing of its clinical trials, financial condition and results of operations may be materially and adversely affected. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities.

Genprex believes that its current cash and cash equivalents will be sufficient to fund expenditure requirements for its necessary operations and expected clinical trial activities into the second half of 2027. Genprex has based these estimates, however, on assumptions that may prove to be wrong, and could spend available financial resources much faster than it currently expects. The Company will need to raise additional funds to continue funding its development activities and operations. The Company plans to secure such additional funding and is evaluating various strategies to obtain additional financing, although the Company can give no assurance that its plans or strategies will be effectively implemented in such a way that they will sufficiently alleviate or mitigate the conditions and events noted above.

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

JUNE 30, 2026

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiary, Convergen Biotech, Inc., have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions are eliminated in consolidation. As of  June 30, 2026, Convergen Biotech, Inc. has yet to initiate operating activity.

Reverse Stock Split

On October 21, 2025, Genprex completed a 1-for-50 reverse stock split (“2025 Reverse Split”) of its issued and outstanding shares of common stock. The 2025 Reverse Split did not change the number of authorized shares of common stock or par value of the common stock. All references in these unaudited condensed consolidated financial statements to shares, share prices, exercise prices, and other applicable share and per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2025 Reverse Split (see “Note 4 – Equity – 2025 Reverse Stock Split”).

On July 16, 2026, Genprex completed a 1-for-22 reverse stock split (“2026 Reverse Split”) of its issued and outstanding shares of common stock. The 2026 Reverse Split did not change the number of authorized shares of common stock or par value of the common stock. All references in these unaudited condensed consolidated financial statements to shares, share prices, exercise prices, and other applicable share and per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2026 Reverse Split (see “Note 4 – Equity – 2026 Reverse Stock Split”).

Use of Estimates

The preparation of Genprex’s unaudited condensed consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in Genprex’s unaudited condensed consolidated financial statements include the fair value of stock options and warrants and the fair value of derivative liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. The Company has cash in a money market account and had $14,904,167 and $7,580,820 in excess of FDIC insured limits of $250,000 at June 30, 2026 and December 31, 2025, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 60,213 unexercised options granted by the Company’s board of directors and unexercised warrants to purchase shares of common stock, and (ii) 2,564 unvested restricted stock units granted by the Company’s board of directors representing the right upon vesting to receive shares of common stock, in each case as of June 30, 2026.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash, money market savings account, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized. Property and equipment is fully depreciated as of  June 30, 2026.

Research and Development Costs

Research and development expenditures consist of costs incurred to conduct research, develop engineering materials for further study, and develop clinical strategies for current and future programs associated with the Company’s preclinical and Phase 1/2 clinical trials. These expenditures are expensed in the period incurred and include payments to collaborative research partners, manufacturing partners and consultants, and clinical strategy partners, and expenses attributable to wages and associated employee benefits, facilities, and overhead costs.

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

Research and development supplies purchased, valued at cost, and capitalized for future use were $1,294,081 and $1,802,228 at June 30, 2026 and December 31, 2025, respectively.

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

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the undiscounted expected future cash flows. During the six months ended June 30, 2026, there were no deemed impairments of the Company’s long-lived assets.

Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815, Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the condensed consolidated statements of operations within the other financing costs line item. The Company determined that certain features under the Equity Line of Credit (see “Note 4 – Equity – Equity Line of Credit”) qualified as an embedded derivative. The derivative liability is accounted for separately from the Equity Line of Credit Purchase Agreement and is accounted for at fair value. $22,500 has been recorded on the accompanying condensed consolidated balance sheets as of  June 30, 2026 and December 31, 2025, related to this derivative liability.

Foreign Currency

The reporting currency of Genprex is the U.S. dollar. The Company is exposed to foreign currency adjustments to the extent that it enters into transactions denominated in currencies other than its functional currency. The Company records realized foreign currency transaction gains and losses upon settlement of the transactions. Foreign currency transaction gains and losses resulting from the conversion of the transaction currency to functional currency are included in the condensed consolidated statements of operations.

Recent Accounting Developments

The Company is currently evaluating the impact of accounting pronouncements issued but not effective until after June 30, 2026, but they are not expected to have a significant effect on the Company’s consolidated financial condition, results of operations, or cash flows.

Recent Adopted Accounting Standards

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

Accounting Standards Issued But Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to clarify the applicability of interim reporting guidance, the types of interim reporting and the form and content of interim US GAAP financial statements. ASU 2025-11 will be effective for the Company’s fiscal year beginning on January 1, 2028 and the Company is currently evaluating the impact it may have on its interim condensed consolidated financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 3 - Intellectual Property

As of June 30, 2026, Genprex owned or had exclusive license agreements on 19 granted patents and 23 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, New York University, The University of Texas MD Anderson Cancer Center, the University of Texas Southwestern Medical Center, the University of Texas Health Sciences Center at Houston, the University of Michigan, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims and costs are expensed as incurred. Amortization of these license rights on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements will begin at commercialization.

University of Pittsburgh

On  February 17, 2025, Genprex and the University of Pittsburgh entered into the New UP License Agreement to update and consolidate, into a single agreement, certain prior license agreements and associated technologies licensed thereunder to the Company from the University of Pittsburgh related to a gene therapy for both Type 1 diabetes and Type 2 diabetes using the genes of the Pdx1 and MafA transcription factors controlled by insulin, glucagon and MafB promoters. As of February 17, 2025, the New UP License Agreement effectuated the termination of, and amended, restated, replaced and superseded in their entirety, the prior license agreements between Genprex and the University of Pittsburgh which had been effective as of February 10, 2020 (as amended August 17, 2022 and November 3, 2022), December 29, 2022 and July 14, 2023. Genprex also terminated, effective February 17, 2025, a prior agreement with UP related to a license for macrophage technology dated  November 22, 2022.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 4 - Equity

2025 Reverse Stock Split

On October 21, 2025, Genprex implemented the 2025 Reverse Split of its issued and outstanding shares of common stock at a ratio of 1-for-50. The 2025 Reverse Split did not change the number of authorized shares of common stock or the par value. All references in these unaudited condensed consolidated financial statements to shares, share prices, exercise prices, and other applicable share and per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2025 Reverse Split.

2026 Reverse Stock Split

On July 16, 2026, Genprex implemented the 2026 Reverse Split of its issued and outstanding shares of common stock at a ratio of 1-for-22. The 2026 Reverse Split did not change the number of authorized shares of common stock or the par value. All references in these unaudited condensed consolidated financial statements to shares, share prices, exercise prices, and other applicable share and per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2026 Reverse Split. See “Note 8 - Subsequent Events - 2026 Reverse Stock Split”.

Registered Direct Offerings

On October 24, 2025, Genprex completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering I”), pursuant to which the Company issued an aggregate of 11,074 shares of common stock at a purchase price of $246.62 per share. In a concurrent private placement (the “October 2025 Private Placement I”, and together with the October 2025 Registered Direct Offering I, the “October 2025 Financing I”), the Company issued warrants (the “October 2025 Private Warrants I”) exercisable for up to an aggregate of 22,151 shares of common stock (the “October 2025 Private Warrant Shares I”) at an exercise price of $242.00 per share. The  October 2025 Private Warrants I are exercisable immediately upon issuance and will expire on December 12, 2027. Also, the Company agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 665 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants I except that the warrants issued to the Placement Agent or its designees have an exercise price of $308.28 per share. The net proceeds of the October 2025 Financing I, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering I expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants I, were approximately $2.5 million. Additionally, if the holders of October 2025 Private Warrants I exercise such warrants in full, the Company would receive additional net proceeds of approximately $5.3 million.

On October 29, 2025, Genprex completed a registered direct offering priced at-the-market under Nasdaq rules (the “October 2025 Registered Direct Offering II”), pursuant to which the Company issued an aggregate of 17,172 shares of common stock at a purchase price of $198.00 per share. In a concurrent private placement (the “October 2025 Private Placement II”, and together with the October 2025 Registered Direct Offering II, the “October 2025 Financing II”), the Company issued warrants (the “October 2025 Private Warrants II”) exercisable for up to an aggregate of 34,345 shares of common stock (the “October 2025 Private Warrant Shares II”) at an exercise price of $192.50 per share. The  October 2025 Private Warrants II are exercisable immediately upon issuance and will expire on December 12, 2027. Also, the Company agreed to issue to H.C. Wainwright & Co., LLC (the “Placement Agent”) or its designees warrants to purchase up to an aggregate of 1,031 shares of common stock. The warrants issued to the Placement Agent or its designees have substantially the same terms as the October 2025 Private Warrants II except that the warrants issued to the Placement Agent or its designees have an exercise price of $247.50 per share. In addition, in connection with any future exercise of the October 2025 Private Warrants II, the Company has agreed to (A) pay the Placement Agent (i) a cash fee equal to 7.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (ii) a management fee equal to 1.0% of the aggregate gross exercise price paid in cash with respect to the exercise of such warrants and (B) issue to Placement Agent or its designees additional placement agent warrants to purchase that number of shares equal to 6.0% of the aggregate number of shares of common stock underlying such October 2025 Private Warrants II that have been exercised. The net proceeds of the October 2025 Financing II, after deducting the placement agent’s fees and expenses and other estimated October 2025 Registered Direct Offering II expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the October 2025 Private Warrants II, were approximately $3.1 million. Additionally, if the holders of October 2025 Private Warrants II exercise such warrants in full, the Company would receive additional net proceeds of approximately $6.1 million.

At-The-Market Offering

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. As of the filing date of this Quarterly Report on Form 10-Q, Shares offered and sold pursuant to the Sales Agreement are issued pursuant to the Company’s shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023 and declared effective on June 9, 2023, which is subject to the grace period under Securities Act Rule 415(a)(5)(ii) allowing the continuation of the ATM offering under such Registration Statement, pending effectiveness of the Company’s new shelf Registration Statement on Form S-3 (File No. 333-296563) filed with the SEC on June 5, 2026. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also has provided the Agent with customary indemnification and contribution rights. During the three and six months ended  June 30, 2025, the Company sold 3,333 and 15,428 shares of common stock for aggregate net proceeds of approximately $0.87 and $6.90 million, respectively, under the 2023 ATM Facility. During the three and six months ended  June 30, 2026, the Company sold 93,312 and 353,095 shares of common stock for aggregate net proceeds of approximately $2.24 and $15.6 million, respectively, under the 2023 ATM Facility.

See “Note 8 – Subsequent Events – 2023 ATM Facility” for a description of the Company’s usage of the 2023 ATM Facility after  June 30, 2026 resulting in net proceeds of approximately $1.53 million.

Equity Line of Credit

On June 11, 2025, Genprex entered into an equity line of credit (“ELOC”) purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.5 million in shares of the Company’s common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at the Company’s sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and the Company’s determination as to the appropriate sources of funding for its operations. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby purchase equity agreement and includes an embedded put option and an embedded forward contract. Genprex will account for the Purchase Agreement as a derivative measured at fair value, with changes in fair value recognized in the condensed consolidated statement of operations. The put option derivative liability is accounted for on a fair value basis under the provisions of ASC 815, Derivatives and Hedging. The derivative associated with the Purchase Agreement was deemed de minimus at inception until the Company obtained stockholder approval to issue shares of common stock to Lincoln Park under the Purchase Agreement in excess of the Exchange Cap (as defined in the Purchase Agreement). The fair value of the Purchase Agreement contemplated future purchase decisions based on economic considerations and relevant stock issuance rules and limitations and has been determined using a Monte Carlo simulation. The fair value of the ELOC derivative liability was $22,500 at each of  June 30, 2026 and  December 31, 2025.

The following table provides the carrying value and fair value of the ELOC derivative liability of the Company measured at fair value on a recurring basis as of June 30, 2026:

		Fair Value Measurement at June 30, 2026
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

The following table provides quantitative information regarding fair value measurements inputs used with respect to the ELOC derivative liability, as of their respective measurement dates:

	June 30, 2026	December 31, 2025
Closing stock price:	$11.42	$38.50
Volatility:	180.0%	225.0%
Expected term (in years):	1.00	1.50
Risk-free rate:	3.5%	3.5%

The Company expenses the difference between the discounted purchase price of the settled forward and the fair value of the shares on the date of settlement as a non-cash financing cost. During the three and six months ended  June 30, 2025, the Company (i) issued 1,079 shares of common stock to Lincoln Park with a value of $365,565 as commitment shares pursuant to the 2025 ELOC Facility, which was expensed as incurred, and (ii) sold 3,694 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of approximately $0.87 million under the 2025 ELOC Facility. There were no sales of common stock pursuant to the 2025 ELOC Facility during each of the three and six months ended  June 30, 2026.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Stock Issuances

During the three months ended  June 30, 2026, the Company issued (i) 228 shares of common stock for services provided to the Company valued at $7,925 to the Chairman of its Scientific Advisory Board, (ii) 1,321 shares of common stock upon the vesting of restricted stock units (“RSUs”) valued at $17,054 to Company executives, employees, and non-employee service providers, and (iii) 93,312 shares of common stock sold for aggregate net proceeds of approximately $2.24 million under the 2023 ATM Facility.

During the six months ended  June 30, 2026, the Company issued (i) 456 shares of common stock for services provided to the Company valued at $16,904 to the Chairman of its Scientific Advisory Board, (ii) 2,856 shares of common stock upon the vesting of RSUs valued at $84,440 to Company executives, employees, and non-employee service providers, and (iii) 353,095 shares of common stock sold for aggregate net proceeds of approximately $15.60 million under the 2023 ATM Facility (inclusive of the shares issued during the three months ended  June 30, 2026, as described in the immediately preceding sentence).

During the three months ended June 30, 2025, Genprex issued (i) 5 shares of common stock for services provided to the Company valued at $1,265 to the Chairman of its Scientific Advisory Board, (ii) 81 shares of common stock upon the vesting of RSUs valued at $20,315 to Company executives, employees, and non-employee service providers, (iii) 3,333 shares of common stock sold for aggregate net proceeds of approximately $0.87 million under the Company’s 2023 ATM Facility, (iv) 1,079 shares of common stock issued to Lincoln Park as commitment shares pursuant to the Company's 2025 ELOC Facility, and (v) 3,694 shares of common stock sold to Lincoln Park as purchase shares for aggregate net proceeds of approximately $0.87 million under the 2025 ELOC Facility.

During the six months ended June 30, 2025, Genprex issued (i) 10 shares of common stock for services provided to the Company valued at $6,221 to the Chairman of its Scientific Advisory Board, (ii) 99 shares of common stock upon the vesting of RSUs valued at $28,070 to Company executives, employees, and non-employee service providers, (iii) 15,428 shares of common stock sold for aggregate net proceeds of approximately $6.90 million under the Company’s 2023 ATM Facility, (iv) 1,079  shares of common stock issued to Lincoln Park as commitment shares pursuant to the Company's 2025 ELOC Facility, and (v) 3,694 shares of common stock sold to Lincoln Park as purchase shares for aggregate net proceeds of approximately $0.87 million under the 2025 ELOC Facility (inclusive of the shares issued during the three months ended June 30, 2025, as described in the immediately preceding sentence).

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding as of  June 30, 2026 and  December 31, 2025.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 506,218 and 149,811 shares of the Company’s common stock outstanding as of  June 30, 2026 and  December 31, 2025, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three and six months ended June 30, 2026 and 2025, respectively, is as follows:

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	60,009	$559.45	1,816	$11,825.20
Warrants cancelled or expired	1	317,680.00	—	—
Outstanding at March 31,	60,008	$554.17	1,816	$11,825.20
Outstanding at June 30,	60,008	$554.17	1,816	$11,825.20

During the three months ended  June 30, 2026, the Company did not issue or cancel any warrants. During the six months ended  June 30, 2026, the Company canceled warrants to purchase up to 1 share of common stock at a weighted average exercise price of $317,680.00. The Company did not record any share-based compensation related to warrants during the three or six months ended June 30, 2026. The Company expects to record $300,000 of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of June 30, 2026.

The Company did not issue or cancel any warrants during the three or six months ended June 30, 2025. The Company did not record any share-based compensation related to warrants during the  three or six months ended June 30, 2025.

As of June 30, 2026, the Company had outstanding warrants to purchase 60,008 shares of common stock at a weighted average exercise price of $554.17 that have been issued to various consultants, investors, and placement agents. The warrants are fully vested, are exercisable for a period of up to five years from the date of issuance, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $192.50 to $232,562.00 per share and have per-share fair values ranging from $53.19 to $153,120.00, based on Black-Scholes-Merton pricing models. No warrants were issued in each of the three or six months ended  June 30, 2026, or  June 30, 2025.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

2018 Equity Incentive Plan

The Company’s board of directors and stockholders approved and adopted the Genprex 2018 Equity Incentive Plan (“2018 Plan”), which initially became effective on the completion of the Company’s IPO on April 3, 2018. The 2018 Plan (subsequent amendments and restatements of which are further described below) provides for the grant of incentive stock options that are intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (“ISOs”), nonstatutory stock options, stock appreciation rights, restricted stock awards, RSU awards, performance-based stock awards and performance-based cash awards. ISOs may be granted only to employees. All other awards may be granted to employees, including officers, and to the Company’s non-employee directors and consultants.

A total of 95 shares of common stock were initially available under the 2018 Plan, plus a number of shares of common stock (not to exceed 59 shares) subject to outstanding awards under the Company’s 2009 Equity Incentive Plan (the “2009 Plan”) as of the IPO that expire, are forfeited or otherwise terminate or that are used to cover the exercise price or applicable tax withholdings. No further grants will be made under the 2009 Plan. In addition, the number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, since  January 1, 2019, by 5% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors or a committee of the board of directors appointed to administer the 2018 Plan (the “Evergreen Provision”).

On August 15, 2025 at the 2025 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the 2018 Plan (the “2025 Amendment”). The principal changes to the 2018 Plan implemented by the 2025 Amendment included amendments to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2018 Plan by an additional 5,910 shares (subject to adjustment for stock splits, stock dividends and similar events), (ii) extend the term of the 2018 Plan to June 30, 2035 (the 10-year anniversary of the Board’s adoption of the 2025 Amendment) and (iii) remove provisions of the 2018 Plan that had been included to comply with the exception for the deductibility of “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, which was repealed by the Tax Cuts and Jobs Act of 2017. The 2025 Amendment became effective upon its approval by the Company’s stockholders at the 2025 Annual Meeting.

On June 18, 2026 at the 2026 Annual Meeting of Stockholders, the Company’s stockholders approved the Company’s amended and restated 2018 Plan (as so amended, the “2018 Amended Plan”). The principal changes to the 2018 Plan implemented by the 2018 Amended Plan included amendments to (i) increase the number of shares of the Company’s common stock authorized for issuance under the 2018 Plan by an additional 84,091 shares (subject to adjustment for stock splits, stock dividends and similar events) and (ii) extend the term of the 2018 Plan to April 15, 2036 (the 10-year anniversary of the Board’s adoption of the 2018 Amended Plan). The 2018 Amended Plan became effective upon its approval by the Company’s stockholders at the 2026 Annual Meeting. The Evergreen Provision was not amended by and remains unchanged following adoption of the 2018 Amended Plan.

On  January 1, 2025 and 2026, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 494 and 7,481 shares, respectively. As of June 30, 2026, a total of 92,602 shares of common stock remain available for issuance for future awards under the 2018 Amended Plan.

2018 Employee Stock Purchase Plan

The Company’s board of directors and stockholders approved and adopted the Genprex 2018 Employee Stock Purchase Plan (“ESPP”), which became effective on April 3, 2018. The ESPP has not yet been utilized as a benefit available to the Company’s employees. The ESPP authorizes the issuance of 5 shares of common stock pursuant to purchase rights that may be granted to eligible employees. The number of shares of common stock reserved for issuance under the ESPP is automatically increased on January 1 of each calendar year, beginning on January 1, 2019, by 2% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the administrator of the ESPP. The administrator of the ESPP determined not to increase the number of shares reserved for issuance under the ESPP on  January 1, 2026.

Stock Options

As of June 30, 2026, Genprex had outstanding stock options to purchase 205 shares of common stock that have been granted to various executives, employees, non-employee directors, and independent contractors of the Company, including outstanding stock options to purchase 25 shares of common stock issued as inducement grants, which inducement grants were awarded outside of the 2018 Amended Plan and the predecessor equity plans preceding such latest amendment and restatement in accordance with Nasdaq rules, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $19,800 to $431,200 per share. The per-share fair values of these options range from $13,882 to $348,920.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The Company did not issue stock options during the three or six months ended  June 30, 2026. During the three and six months ended  June 30, 2026, the Company cancelled stock options to purchase 95 shares of common stock with a weighted average exercise price of $111,904.51 per share in connection with option expiration dates.

The Company did not issue or cancel stock options during the three or six months ended June 30, 2025.

The weighted average remaining contractual term for the outstanding options at  June 30, 2026 and  December 31, 2025 is 4.12 and 4.11 years, respectively.

Stock option activity for each of the three and six months ended June 30, 2026 and 2025, respectively, is as follows:

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	300	$134,934.51	301	$134,392.67
Options expired or cancelled	—	—	1	94,160.00
Outstanding at March 31,	300	$134,934.51	300	$134,526.78
Options expired or cancelled	95	111,904.51	—	—
Outstanding at June 30,	205	$152,847.85	300	$134,526.78

Restricted Stock Units

During the three months ended  June 30, 2026, the Company (i) granted 12 RSUs to non-executive employees, and (ii) issued 1,321 shares of common stock associated with the vesting of RSUs issued to board members and a consultant. During the six months ended  June 30, 2026, the Company (i) granted 12 RSUs to non-executive employees, (ii) withheld 1,027 shares of common stock to cover taxes associated with the vesting of employee issued RSUs, and (iii) issued 2,856 shares of common stock associated with the vesting of RSUs issued to employees, board members, and a consultant.

During the three months ended June 30, 2025, the Company (i) withheld 14 shares of common stock to cover taxes associated with the vesting of employee issued RSUs, and (ii) issued 81 shares of common stock associated with the vesting of RSUs to employees. During the six months ended June 30, 2025, the Company (i) granted 78 RSUs to non-executive employees, (ii) withheld 15 shares of common stock to cover taxes associated with the vesting of employee issued RSUs, (iii) cancelled 2 RSUs associated with the termination of an employee, and (iv) issued 99 shares of common stock associated with the vesting of RSUs to employees.

A summary of the RSU activity under the 2018 Plan during the three and six months ended  June 30, 2026 and 2025, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	6,435	$48.74	116	$12,269.17
Restricted stock units granted	—	—	78	485.10
Restricted stock units vested	1,535	54.27	18	64,665.33
Restricted stock units witheld for taxes	1,027	44.22	1	72,600.00
Restricted stock units forfeited or cancelled	—	—	2	36,894.00
Outstanding at March 31,	3,873	$47.75	173	$871.09
Restricted stock units granted	12	20.20	—	—
Restricted stock units vested	1,321	44.22	81	1,188.00
Restricted stock units witheld for taxes	—	—	14	1,188.00
Outstanding at June 30,	2,564	$49.44	78	$485.10

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Share-Based Compensation

For the three and six months ended  June 30, 2026, the Company’s total share-based compensation was approximately $0.07 million, including approximately $0.02 million of R&D expense and approximately $0.05 million of G&A expense, and approximately $0.19 million, including approximately $0.05 million of R&D expense and approximately $0.13 million of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  June 30, 2026, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $0.09 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of June 30, 2026, the weighted average term over which these expenses are expected to be recognized is 1.06 years.

For the three and six months ended June 30, 2025, the Company’s total share-based compensation was approximately $0.46 million, including approximately $0.04 million of R&D expense, and approximately $0.42 million of G&A expense, and approximately $0.64 million, including approximately $0.08 million of R&D expense and approximately $0.56 million of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  June 30, 2025, the Company’s total compensation cost related to non-vested time-based stock option awards and warrants granted to executives, other employees, board members, and service providers and not yet recognized was approximately $0.10 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of June 30, 2025, the weighted average term over which these expenses are expected to be recognized is 1.64 years.

As of June 30, 2026, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $0.30 million. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, Genprex established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company incurred $41,469 and $68,579 of expense for matching contributions to the 401(k) Plan during the three and six months ended  June 30, 2026, respectively. The Company incurred $28,020 and $53,332 of expense for matching contributions to the 401(k) Plan during the  three and six months ended June 30, 2025, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 6 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson (the “August 2022 SRA”) to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with an initial projected total cost of approximately $2.9 million. On June 7, 2024, the Company amended the August 2022 SRA with MD Anderson to (i) extend the sponsored research program an additional six months, (ii) amend the quarterly budget from approximately $240,000 to $165,000 per quarter, and (iii) amend the total commitment from $2.9 million to approximately $2.76 million. The Company incurred $165,701 of expense from this agreement during each of the three and six months ended  June 30, 2026 and  June 30, 2025. As of June 30, 2026, the Company fully paid this $2.76 million commitment.

In April 2026, Genprex entered into a three-year sponsored research agreement with MD Anderson (the “April 2026 SRA”) to sponsor preclinical studies focused on the study of biomarkers that may predict patient response to REQORSA with a projected total cost of approximately $2.8 million. The Company incurred approximately $234,000 of expense from the April 2026 SRA during each of the three and six months ended  June 30, 2026. As of June 30, 2026, the Company has paid approximately $234,000 of this commitment.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent-related expenses. The Company incurred $0 and $60,000 expense attributable to this agreement each of the three and six months ended  June 30, 2026, respectively. The Company incurred $0 and $155,000 expense attributable to this agreement each of the three and six months ended  June 30, 2025, respectively. As of June 30, 2026, the Company has paid approximately $585,000 toward the above-described commitment under this agreement.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health to be paid upon the Company’s receipt of FDA approval using NIH technology. The contingent obligation, which increases by $20,000 on January 1 of each year, is $420,000 and $400,000 as of June 30, 2026 and December 31, 2025, respectively, and will be recognized if and when it is probable the Company will obtain regulatory approval (the event that triggers the payment obligation).

New York University

On April 25, 2025, the Company and NYU entered into the NYU License Agreement, which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma.  Pursuant to the NYU License Agreement, Genprex agreed to pay: (i) an initial license fee of $5,000, (ii) annual license fees of $35,000 for the first and second year anniversaries, $25,000 for the third anniversary and $50,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter, (iii) running low single digit percentage royalties ranging from 1% to 2% of net sales, (iv) certain potential technical milestone payments through regulatory approval up to an aggregate of approximately $400,000, and (v) certain patent-related expenses. The Company incurred $0 and $35,000 expense attributable to this agreement each of the three and six months ended  June 30, 2026, respectively. The Company incurred $0 and $5,000 expense attributable to this agreement each of the three and six months ended  June 30, 2025, respectively. As of June 30, 2026, Genprex has paid approximately $40,000 toward this commitment.

University of Michigan

On November 11, 2024, the Company and the University of Michigan entered into the UM License Agreement, which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer. Genprex agreed to pay: (i) an initial license issue fee of $30,000, (ii) running low single digit percentage royalties ranging from 1% to 3% of net sales, (iii) minimum annual royalties in a fixed cash amount of $15,000 for 2025 and 2026, and $30,000 for 2027 and each year thereafter during the term of the UM License Agreement, (iv) a tiered double digit percentage share of non-royalty sublicense income ranging from 10% to 40%, and (v) certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones. The Company incurred $15,000 expense attributable to this agreement each of the three and six months ended  June 30, 2026. The Company incurred $15,000 expense attributable to this agreement each of the three and six months ended  June 30, 2025. As of June 30, 2026, Genprex has paid approximately $45,000 toward this commitment.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

University of Pittsburgh

Pursuant to the New UP License Agreement dated February 17, 2025, by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $10,000, (ii) annual maintenance fees of $65,000 for the first, second and third years, and $120,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,825,000 in milestone payments related to the usage of the licensed technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred $65,000 expense attributable to this agreement each of the three and six months ended  June 30, 2026. The Company incurred $10,000 expense attributable to this agreement each of the three and six months ended  June 30, 2025. As of June 30, 2026, Genprex has paid approximately $75,000 toward this commitment.

UTHealth Houston

On May 2, 2025, the Company and UTHealth Houston entered into the UTH License Agreement, which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of glioblastoma.  Pursuant to the UTH License Agreement, Genprex agreed to pay: (i) an initial license issue fee of $10,000 along with additional, staggered upfront license fees totaling another $40,000 and an annual license management fee of $3,000, (ii) running low single digit percentage royalties ranging from 0.10% to 0.25% of net product sales, (iii) minimum annual royalty of $25,000 beginning after the first year in which royalties obligations commence pursuant to the UTH License Agreement, (iv) certain potential clinical and regulatory milestone payments through FDA and international regulatory approvals up to an aggregate of approximately $360,000, and (v) certain patent-related expenses. The Company incurred $0 and $15,000 expense attributable to this agreement each of the three and six months ended  June 30, 2026, respectively. The Company incurred $0 and $10,000 expense attributable to this agreement each of the three and six months ended  June 30, 2025, respectively. As of June 30, 2026, Genprex has paid approximately $35,000 toward this commitment.

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

JUNE 30, 2026

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Less:
Clinical and regulatory	1,538,749	1,659,513	3,229,150	3,366,218
Manufacturing	423,306	472,598	1,035,518	955,663
Research	703,221	328,991	1,112,056	637,317
General and administrative support	1,750,354	1,761,764	3,414,455	3,048,187
Non-cash expenses(1)	68,354	458,918	186,989	643,690
Realized and unrealized loss	525	—	—	79
Plus:
Other income	37,290	6,881	69,038	11,652
Realized and unrealized gain	—	2	16	—
Segment and net loss	$(4,447,219)	$(4,674,901)	$(8,909,114)	$(8,639,502)

(1) Includes $68,354 and $458,918 of stock-based compensation expense for the three months ended  June 30, 2026 and 2025, respectively.

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

2026 Reverse Stock Split

On July 16, 2026, Genprex completed the 2026 Reverse Split of its issued and outstanding shares of common stock at a ratio of 1-for-22. The 2026 Reverse Split did not change the number of authorized shares of common stock or par value. All references in these financial statements to shares, share prices, exercise prices, and other applicable share and per share information in all periods have been adjusted, on a retroactive basis, to reflect the 2026 Reverse Split (See “Note 4 – Equity – 2026 Reverse Stock Split”). No fractional shares were issued in connection with the 2026 Reverse Split, but in lieu thereof, stockholders who would otherwise be entitled to a fractional share of common stock were automatically entitled to receive an additional fraction of a share of common stock so as to round up to the next whole share. Except as otherwise stated, the outstanding share numbers and related data as reported in this Quarterly Report on Form 10-Q, including in the condensed consolidated financial statements and these Notes thereto, is stated as of June 30, 2026; subsequent to June 30, 2026, as a result of completion of the above-described adjustments arising from the Company’s rounding up of fractional shares in the 2026 Reverse Split, the Company issued an aggregate of 72,263 shares in connection with rounding up of 2026 Reverse Split fractional shares. Such issuances are not included in the outstanding share data reported herein as of June 30, 2026, but are included in the Company’s outstanding shares as of August 10, 2026 as reported on the cover page of this Quarterly Report on Form 10-Q.

Share Issuances

On July 1, 2026, Genprex issued 228 shares of its common stock to the Chairman of its Scientific Advisory Board in consideration for services. On July 17, 2026, Genprex issued an aggregate of 72,263 shares in connection with rounding up of 2026 Reverse Split fractional shares associated with beneficial owners of the Company’s common stock.

At-The-Market Offering

From July 1, 2026 through the date of filing of this Quarterly Report on Form 10-Q, Genprex has sold 241,000 shares of its common stock for aggregate net proceeds to the Company totaling approximately $1.53 million under the 2023 ATM Facility.

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

Acclaim – 1: The Acclaim-1 study is a Phase 1/2 clinical trial that has three portions - a Phase 1 dose escalation portion, a Phase 2a expansion portion, and a Phase 2b randomized portion. We currently are enrolling and treating patients in the Phase 2a expansion portion of our Phase 1/2 Acclaim-1 clinical trial. The Acclaim-1 trial uses a combination of REQORSA and AstraZeneca’s Tagrisso® (osimertinib) in patients with late-stage NSCLC who have activating epidermal growth factor receptor (“EGFR”) mutations and disease progression on treatment with Tagrisso or Tagrisso-containing regimens. Following the May 2023 completion of the Phase 1 dose escalation portion of the study, the Acclaim-1 Safety Review Committee (“Acclaim-1 SRC”) approved advancement from the Phase 1 dose escalation portion to the Phase 2a expansion portion of the study. Based on a review of safety data which showed no dose limiting toxicities (“DLTs”), the Acclaim-1 SRC determined the recommended Phase 2 dose (“RP2D”) of REQORSA to be 0.12 mg/kg administered every 21 days. This was the highest dose level delivered in the Phase 1 portion of the study and is twice the highest dose level delivered in our prior clinical trial combining REQORSA with Tarceva® (erlotinib) for the treatment of late-stage lung cancer. There were three patients out of the twelve originally enrolled in the Phase 1 dose escalation portion of the study who had prolonged progression-free survival (“PFS”). One patient attained a partial remission after the second course of REQORSA and Tagrisso and maintained this response through 66 courses of treatment but then had disease progression after 47 months. A second patient had stable disease without disease progression through 32 courses of treatment but then had disease progression after 22 months. A third patient had stable disease without disease progression through 14 courses of treatment before disease progression after almost 10 months. The results of the Phase 1 dose escalation portion of the study were published in Clinical Lung Cancer, a peer-reviewed journal covering various aspects of clinical and translational research of lung cancer, in January 2026.

Since not all patients respond to REQORSA, we have been collaborating with researchers at MD Anderson to identify biomarkers that might predict a strong positive response or a lack of response to REQORSA in patients with lung cancer. In April 2026, we entered into a new sponsored research agreement with MD Anderson to study biomarkers. This preclinical effort has led to the identification of two proteins whose expression appears to predict response to REQORSA. This work, titled “TROP2 and PTEN are biomarkers of primary resistance to TUSC2 gene therapy in non-small cell lung cancer” was accepted for a poster presentation at the meeting of the American Association of Cancer Research in April 2026. These findings suggest that TROP2 and PTEN may serve as biomarkers to predict TUSC2 response and guide therapeutic strategies in NSCLC. TROP2 (trophoblast cell-surface antigen 2) is a transmembrane glycoprotein that functions as a cell surface receptor. TROP2 overexpression in adult tissues is a hallmark of many solid tumors, making it a major target for modern cancer therapies. PTEN (phosphatase and tensin homolog) is a tumor suppressor gene that serves as a multi-functional cancer biomarker in a number of cancers, with potential for risk assessment, diagnosis and treatment planning. Validation in specimens from clinical trials will be needed to determine whether these potential biomarkers predict clinical response.

In May 2026, an abstract was published by our research collaborators at the 2026 American Society of Clinical Oncology Annual Meeting which detailed positive clinical data from studies of predictive biomarkers in patients receiving REQORSA. These clinical data suggested that patients whose NSCLC cells expressed high TROP-2 protein levels or low PTEN protein levels had longer PFS with REQORSA treatment. We believe that this clinical signal, derived from patients in the our Acclaim clinical trials, underscores the critical role these biomarkers may play in predicting treatment efficacy.  These data advance our understanding of this novel gene therapy and may help to guide patient selection for our clinical trials and optimize clinical outcomes. We plan to further evaluate high (3+) TROP-2 expression as a potential biomarker for REQORSA, which may predict patient response and enable targeted patient selection. We are currently evaluating enrollment criteria based on biomarker identification prior to any potential future interim analysis as we continue to enroll and treat patients in the Phase 2a expansion portion of our Acclaim-1 clinical trial.

In August 2026, we announced our collaboration with Roche Diagnostics to validate biomarkers for patient selection in clinical trials for NSCLC. The collaboration intends to leverage Roche Diagnostics’ expertise in assay development. Roche Diagnostics received U.S. Food and Drug Administration (“FDA”) Breakthrough Device Designation for the first AI-driven companion diagnostic for NSCLC that uses a TROP2 score to evaluate NSCLC specimens, and we will use the same antibody against TROP2 for our validation studies. We anticipate completing these validation studies by approximately the end of 2026, with subsequent integration into our NSCLC clinical program shortly thereafter, dependent on the results of the validation studies.

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

Acclaim – 3: The Acclaim-3 study has two portions - a Phase 1 dose escalation portion and a Phase 2 expansion portion. We are currently enrolling and treating patients in the Phase 2 expansion portion of our Phase 1/2 Acclaim-3 clinical trial. The Acclaim-3 clinical trial uses a combination of REQORSA and Genentech, Inc.’s Tecentriq® (atezolizumab) as maintenance therapy for patients with extensive stage small cell lung cancer (“ES-SCLC”) who did not develop tumor progression after receiving Tecentriq and chemotherapy as initial standard treatment. Patients are treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. In December 2024, we announced that we had completed the Phase 1 dose escalation portion of the Acclaim-3 clinical trial. Based on full safety data, which showed no DLTs, the Acclaim-3 Safety Review Committee (“Acclaim-3 SRC”) determined that the RP2D of REQORSA will be 0.12 mg/kg administered every 21 days, which was the highest dose level delivered in the Phase 1 portion of the trial, and approved the opening of the Phase 2 expansion portion of the trial. Although decreases in tumor size are not expected during maintenance therapy with atezolizumab alone, there were two patients out of the six enrolled in the Phase 1 dose escalation portion of the study who had marked decreases in measurable disease. We previously reported that the first patient treated in the Phase 1 dose escalation portion of the Acclaim-3 trial had a partial remission, which is defined as at least a thirty percent (30%) decrease in tumor size, from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy.  A CT scan performed after four cycles of maintenance therapy (three months), confirmed that the patient still had a 30% decrease in tumor size in measurable lesions; however, one lesion not previously measurable had grown in size, thus leading to a conclusion of disease progression at that time. Another patient in the Phase 1 dose escalation portion of the Acclaim-3 trial had a twenty-three percent (23%) decrease in tumor size from prior to the start of maintenance therapy to the time of the CT scan performed after two cycles of maintenance therapy. This patient received seven cycles of study therapy before progressing after 4.2 months. In addition, one patient in the Phase 1 dose escalation portion of the study achieved an unconfirmed partial remission after 24 cycles of therapy and continues to receive study treatment in the trial after more than 19 months. We anticipate that the Phase 2 expansion portion will enroll approximately 50 patients at approximately 10 to 15 U.S sites. Patients will be treated with REQORSA and Tecentriq until disease progression or unacceptable toxicity is experienced. The primary endpoint of the Phase 2 portion is to determine the 18-week progression-free survival rate from the start of maintenance therapy with REQORSA and Tecentriq in patients with ES-SCLC. Patients will also be followed for survival. A Phase 2 futility analysis will be performed after the 25th patient enrolled and treated reaches 18 weeks of follow up. We expect to complete enrollment of the first 25 patients for interim analysis in the Phase 2 expansion portion of the study by the end of 2026 and expect the interim analysis in the first half of 2027.

The Acclaim-3 clinical trial has received FDA Fast Track Designation for this patient population and Acclaim-3 has also received an FDA Orphan Drug Designation.

Diabetes Gene Therapy

In diabetes, we have exclusively licensed from the University of Pittsburgh of the Commonwealth System of Higher Education (“University of Pittsburgh” or “UP”) multiple technologies relating to the development of a gene therapy product for each of Type 1 and Type 2 diabetes. The same novel approach is used in each of Type 1 and Type 2 diabetes whereby an adeno-associated virus (“AAV”) vector containing the Pdx1 and MafA genes is administered directly into the pancreatic duct. In humans, this can be done with a routine endoscopy procedure. Our diabetes product candidates are currently being evaluated and optimized in preclinical studies at the University of Pittsburgh. GPX-002 is being developed for the treatment of both Type 1 diabetes and Type 2 diabetes. GPX-002 for Type 1 diabetes is designed to work by transforming alpha cells in the pancreas into functional beta-like cells, which can produce insulin but may be distinct enough from beta cells to evade the body’s immune system. In a similar approach, GPX-002 for Type 2 diabetes, where autoimmunity is not at play, is believed to work by replenishing and rejuvenating exhausted beta cells that make insulin. In May 2025, following the completion of our August 2022 sponsored research agreement with UP, we entered into a new sponsored research agreement with UP to study Type 1 diabetes and Type 2 diabetes in animal models. The new sponsored research agreement also includes a revised research plan to encompass our most recent technologies to which we originally acquired exclusive rights from UP in July 2023 as amended and restated in the comprehensive New UP License Agreement in February 2025 (as defined and described below). These include a MafB promoter to drive expression of the Pdx1 and MafA transcription factors that can potentially be used for both Type 1 and Type 2 diabetes. In June 2025, our collaboration partners made two presentations at the 2025 American Diabetes Association 85th Scientific Sessions. Our research collaborators from UP were invited to give an oral presentation highlighting their work in non-human primate models of Type 1 diabetes.  In addition, our third-party contract development and manufacturing organization (“CDMO”) collaborators presented a poster on a non-viral lipid nanoparticle delivery system that would allow a patient to receive multiple treatments.

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

We are currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the initiation of research in Type 2 diabetes animal models.  As previously disclosed, in December 2025 we submitted a request to meet with the FDA to discuss the necessary Investigational New Drug (“IND”)-enabling preclinical studies for our Type 1 diabetes gene therapy program, an important step before potentially initiating clinical trials in humans.  On February 19, 2026, we met with the FDA and received feedback which we believe aligned with our expectations and plans. Following the FDA meeting and receipt of the official meeting minutes, we are continuing with preclinical animal studies, as expected, which will allow us to finalize the design and initiate future toxicology studies. Subsequent data from toxicology studies are expected to enable IND filing. Toxicology studies are a required step of drug development, ensuring that new treatments are evaluated in animal models before human use in order to identify potential risks, determine safe dosages and monitor for side effects.  Additionally, we plan to begin clinical scale production in a current Good Manufacturing Practices (“cGMP”) compliant facility, allowing us to accelerate our manufacturing processes necessary for IND-enabling preclinical studies and clinical trials. We are also continuing work with CDMOs and research partners to optimize constructs and evaluate alternative second-generation approaches including different AAV and non-viral constructs.

Recent Developments

Reverse Stock Split

At our 2026 Annual Meeting of Stockholders held on July 18, 2026 (the “Annual Meeting”), our stockholders adopted and approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock, at a specific ratio, ranging from one-for-five (1:5) to one-for-fifty (1:50), with such ratio to be determined by our Board of Directors in its discretion.

Pursuant to the authorization and approval granted by our stockholders at the Annual Meeting, on July 13, 2026, we filed a Certificate of Amendment (the “Certificate of Amendment”) to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a reverse stock split of our issued and outstanding common stock at a ratio of one-for-twenty-two (1:22) (the “2026 Reverse Split”). The 2026 Reverse Split became effective in accordance with the terms of the Certificate of Amendment at 12:01 a.m. Eastern Time on July 16, 2026.  The 2026 Reverse Split did not change the number of authorized shares of our common stock or the par value. All share and per share amounts in this Quarterly Report on Form 10-Q have been appropriately adjusted on a retroactive basis to reflect the 2026 Reverse Split.

At-the-Market Offering Program

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an ATM offering program (the “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares (the “Shares”) of our common stock, as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time, including pursuant to any new or successor registration statement that we may file and have declared effective and such applicable prospectuses and prospectus supplements forming a part thereof. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights.  From July 1, 2026 through the date of filing of this Quarterly Report on Form 10-Q, we have sold 241,000 Shares of our common stock for net proceeds to us totaling approximately $1.53 million through the Agent under the Sales Agreement.

NASDAQ Compliance

As previously disclosed, on July 29, 2026, the Nasdaq Hearings Panel (the “Panel”) notified Genprex that the Panel had granted the Company’s request to continue the Company’s listing on The Nasdaq Capital Market (“Nasdaq”) and grant an exception to demonstrate compliance with the $1.00 Minimum Bid Price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

On August 4, 2026, the Company was formally notified that the Panel determined that the Company has regained compliance with the Bid Price Requirement. The Panel further informed the Company that until December 7, 2026, which represents the full extent of the Panel’s discretion in this matter with respect to the Bid Price Requirement, the Company must maintain a closing bid price at or above $1.00 for each trading day; and the Panel will maintain jurisdiction over the Company until December 7, 2026.  In the event the Company becomes non-compliant with any other Listing Rule between now and December 7, 2026, the Company will be allowed seven calendar days to advise the Panel on its plan to cure the deficiency.  The Panel will, at that time, determine whether to grant the Company an exception to cure the deficiency or delist the Company.

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

Critical accounting estimates include the determination of the fair value of derivative liabilities. The fair value of derivative liabilities and other complex financial instruments, may require the use of valuation models such as Monte Carlo simulations, lattice models, or modified Black-Scholes methodologies. These valuation models incorporate significant unobservable inputs, including expected volatility, risk-free interest rates, expected term, probability-weighted financing or liquidity events, market yield assumptions, and the likelihood and timing of contractual settlement or conversion events. Changes in these assumptions could result in material adjustments to the recorded fair value of derivative liabilities and related gains or losses recognized in the condensed consolidated statements of operations.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to June 30, 2026. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following summarizes our results of operations for the three and six months ended June 30, 2026 and 2025.

Research and Development Expense

Research and development (“R&D”) expense for the three months ended June 30, 2026 was $2,683,471, compared to $2,499,495 for the three months ended June 30, 2025, an increase of $183,976, or 7%. This increase was primarily due to an increase in pre-clinical and research related expenses associated with our diabetes program and our biomarker research during the three months ended June 30, 2026.

R&D expense for the six months ended June 30, 2026 was $5,429,416, compared to $5,039,489 for the six months ended June 30, 2025, an increase of $389,927, or 8%. This increase was primarily due to an increase in pre-clinical and research related expenses associated with our diabetes program and our biomarker research during the six months ended June 30, 2026.

General and Administrative Expense

General and administrative (“G&A”) expense for the three months ended June 30, 2026 was $1,800,513, compared to $2,182,289 for the three months ended June 30, 2025, a decrease of $381,776, or 17%. This decrease was primarily due to the reduction in professional services and related expenses in the three months ended June 30, 2026.

G&A expense for the six months ended June 30, 2026 was $3,548,752, compared to $3,611,586 for the six months ended June 30, 2025, a decrease of $62,834, or 2%. The slight period-over-period decrease in 2026 from 2025 in G&A expenses was primarily due to adherence of expense reduction strategies implemented by leadership in the year ended December 31, 2024 and maintained through the six months ended June 30, 2026.

Other Income. Other income was $37,290 and $6,881 for the three months ended June 30, 2026 and 2025, respectively, representing an increase of $30,409. The increase was primarily due to larger cash balances held in interest bearing accounts for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Other income was $69,038 and $11,652 for the six months ended June 30, 2026 and 2025, respectively, representing an increase of $57,386. The increase was primarily due to larger cash balances held in interest bearing accounts for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Net Loss. We had a net loss of $4,447,219 and $4,674,901 for the three months ended June 30, 2026 and 2025, respectively, representing a decrease of $227,682, or 5%. The decrease in net loss between these periods was primarily due to the reduction in professional services and related expenses and equity-based compensation in the three months ended June 30, 2026.

We had a net loss of $8,909,114 and $8,639,502 for the six months ended June 30, 2026 and 2025, respectively, representing an increase of $269,612, or 3%. The difference in net loss between the respective periods was mostly flat primarily due to adherence of expense reduction strategies implemented by leadership in the year ended December 31, 2024 and maintained through the six months ended June 30, 2026.

Liquidity and Capital Resources

From inception through June 30, 2026, we have never generated revenue from product sales and have incurred net losses in each year. As of June 30, 2026, we had an accumulated deficit of $179,937,510. We have funded our operations primarily through the sale and issuance of capital stock and securities exercisable for capital stock.

During the six months ended June 30, 2026, we sold 353,095 shares of common stock for aggregate gross proceeds of approximately $16.1 million (resulting in aggregate net proceeds of approximately $15.6 million after offering expenses), pursuant to our 2023 ATM Facility. From July 1, 2026 through the date of filing of this Quarterly Report on Form 10-Q, we sold 241,000 Shares of common stock for aggregate gross proceeds of approximately $1.58 million (resulting in aggregate net proceeds of approximately $1.53 million after offering expenses), pursuant to our 2023 ATM Facility.

For the year ended December 31, 2025, we sold (i) 72,879 Shares of common stock for net proceeds of approximately $10.8 million pursuant to our 2023 ATM Facility, (ii) 35,162 shares of common stock (inclusive of the 1,079 commitment shares issued pursuant to the Purchase Agreement (as defined below)) for aggregate net proceeds of approximately $5.3 million, pursuant to our 2025 ELOC Facility (as defined below), (iii) completed a registered direct offering in which we sold (x) 11,074 shares of our common stock, and (y) warrants exercisable for up to an aggregate of 22,151 shares of our common stock (“October 2025 Private Warrant Shares I”), for net proceeds of approximately $2.5 million, and (iv) completed a registered direct offering in which we sold (x) 17,172 shares of our common stock, and (y) warrants exercisable for up to an aggregate of 34,345 shares of our common stock (“October 2025 Private Warrant Shares II”), for net proceeds of approximately $3.1 million. See also “Note 4 - Equity - Registered Direct Offerings” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (our “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares of our common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time, including any new or successor registration statement that we may file and have declared effective and such applicable prospectuses and prospectus supplements forming a part thereof. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights. See also “Note 4 - Equity - At-The-Market Offering” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2026, we had $15,154,203 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for and begin to commercialize one or more of our current or future product candidates, which we expect will take a number of years and which is subject to significant uncertainty.  Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-3 clinical trials (of which both are currently enrolling) and completing preclinical work for potential other oncology candidates and completing preclinical work and conducting clinical trials for our diabetes program. We expect interim enrollment in the Phase 2 dose expansion portion of the Acclaim-3 trial to be completed by the end of 2026. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our 2023 ATM Facility pursuant to our Sales Agreement with the Agent, sales pursuant to our 2025 ELOC Facility, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. As a result of our recurring losses from operations and the need for additional financing to fund our operating and capital requirements, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over the next 12 months, which raises substantial doubt as to our ability to continue as a going concern.

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

The following table sets forth the primary sources and uses of cash during the six months ended June 30, 2026, and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(8,277,156)	$(8,025,661)
Net cash used in investing activities	—	—
Net cash provided by financing activities	15,600,504	7,770,844
Net increase (decrease) in cash and cash equivalents	$7,323,348	$(254,817)

Cash used in operating activities

Net cash used in operating activities was $8,277,156 and $8,025,661 for the six months ended June 30, 2026, and 2025, respectively, an increase of $251,495, or 3%. The slight period-over-period increase was primarily due to adherence of expense reduction strategies implemented by leadership in the year ended December 31, 2024 and maintained through the six months ended June 30, 2026.

Cash provided by investing activities

We had no net cash provided by or used in investing activities for the six months ended June 30, 2026, and 2025.

Cash provided by financing activities

Net cash provided by financing activities was $15,600,504 and $7,770,844 during the six months ended June 30, 2026, and 2025, respectively. This increase of $7,829,660 was primarily due to differences in amounts raised by sales of our securities in capital raising activities conducted during the six months ended June 30, 2026, and 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information called for by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended June 30, 2026, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with US GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the quarter ended June 30, 2026, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) continued evaluation and documentation of policies, processes, and controls, both manual and automated; (ii) identification and implementation of improvements to information technology and security controls and supporting control documentation; and (iii) evaluation of and updates to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The Company is including the below update to its risk factors, for the purpose of supplementing and updating the “Risk Factors” disclosure contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 30, 2026, and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, filed with the Securities and Exchange Commission on May 13, 2026, as further supplemented and updated in the Company’s other periodic and current reports filed from time to time since such Annual Report on Form 10-K.

Our common stock is currently listed on The Nasdaq Capital Market. If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. On June 10, 2026, we received a letter from Nasdaq indicating that, based upon our lack of compliance with the with the requirement under Nasdaq Listing Rule 5550(a)(2) to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq (the “Bid Price Requirement”) and our ineligibility for a 180 calendar day compliance period, the Listing Qualifications Staff of Nasdaq (the “Staff”) had determined to delist our securities from Nasdaq unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”). Accordingly, we did so request a hearing before the Panel (which request stayed any suspension or delisting action by the Staff), and the Panel hearing was held on July 21, 2026. At the Panel hearing, we requested an extension within which to demonstrate compliance with the Bid Price Requirement, and on July 29, 2026, the Panel granted our request for an exception to demonstrate compliance with the Bid Price Requirement (the “Exception”). On August 4, 2026, the we were formally notified that the Panel determined that we have regained compliance with the Bid Price Requirement. The Panel further informed us that until December 7, 2026, which represents the full extent of the Panel’s discretion in this matter with respect to the Bid Price Requirement, the Company must maintain a closing bid price at or above $1.00 for each trading day; and the Panel will maintain jurisdiction over the Company until December 7, 2026.  In the event the Company becomes non-compliant with any other listing rule at any time prior to December 7, 2026, we will be allowed seven calendar days to advise the Panel on our plan to cure the deficiency, with the Panel, at that time, to determine whether to grant the Company an exception to cure the deficiency or delist the Company.

Pursuant to the Exception, we are required to, and fully intend to, provide the Panel with prompt notification of any significant events that occur that may affect our compliance with Nasdaq requirements, including any event that may call into question our ability to meet the terms of the Exception.  The Panel has reserved the right to reconsider the terms of the Exception based on any event, condition or circumstance that exists or develops that would, in the Panel’s opinion, make continued listing of our securities on Nasdaq inadvisable or unwarranted.  There can be no assurance that we will be able to satisfy the terms of the Exception, or that we will be able to demonstrate or maintain compliance with the Bid Price Requirement or the other Nasdaq continued listing requirements for the duration of the Exception or for any future time period.

We intend to continue to monitor the closing bid price of our common stock and take such definitive steps as deemed appropriate to evidence and maintain compliance with the Bid Price Requirement, including by implementing effective July 16, 2026 the one-for-twenty-two (1:22) reverse stock split of our common stock. However, the implementation of the reverse stock split could continue to negatively affect the price of our common stock, and there is no guarantee that our having implemented the reverse stock split will result in our maintaining compliance with the Bid Price Requirement, or that we will continue to satisfy the terms of the Exception. We cannot assure you that the market price of our common stock after the reverse stock split will be maintained for any period of time or at any particular level.  There is also the possibility that liquidity in our common stock may continue to be adversely affected by the reduced number of shares issued and outstanding which occurred as of the effective time of the reverse stock split.

We must evidence and maintain compliance with Nasdaq’s Bid Price Requirement of $1.00 per share (and must continue to maintain compliance with Nasdaq’s other continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million), or risk delisting, which could have a material adverse effect on our business. In addition, upon approval of the Securities and Exchange Commission, Nasdaq amended its listing rules on July 22, 2026 to provide that where a listed company fails to meet the continued listing requirement for market value of listed securities of at least $5 million for 30 consecutive business days, such deficiency will result in immediate suspension and delisting, bypassing typical grace periods and restricting appeal rights (the “MVLS Requirement”). On July 29, 2026, the SEC’s Division of Trading and Markets confirmed that it had received notices of intention to petition the full SEC for review of the approval, which automatically stayed the order implementing the rule pending further action from the SEC. This process is pending as of the filing date of this Quarterly Report on Form 10-Q with no prescribed timeline for SEC action. As of the time of this filing, our market value of listing securities is currently below $5 million. Because we are currently below the $5 million threshold, if and when the MVLS Requirement becomes effective, we may become subject to immediate suspension and delisting, without any opportunity to cure, if our market value of listed securities remains below $5 million for 30 consecutive business days. If our common stock is delisted from Nasdaq, it could result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, contractual counterparties and employees and fewer business development opportunities. If our common stock were delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2026, we issued and sold the following unregistered securities:

On April 1, 2026, we issued 228 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended June 30, 2026.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  June 30, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated January 31, 2024, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 31, 2024.

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated October 16, 2025, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 17, 2025.

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation, dated July 13, 2026, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on July 14, 2026.

3.5	Amended and Restated Bylaws of the Registrant, dated April 3, 2018, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on April 10, 2018.

3.6	Amendment No. 1 adopted and approved by the Registrant’s Board of Directors on October 18, 2023, incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 23, 2023.

3.7	Amendment No. 2 adopted and approved by Registrant’s Board of Directors on March 29, 2025, incorporated by reference to Exhibit 3.5 of the Registrant’s Annual Report on Form 10-K filed on April 1, 2025.

10.1+	Genprex, Inc. 2018 Equity Incentive Plan (As Amended and Restated Effective April 15, 2026), incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 18, 2026.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*  Filed herewith.

** Furnished herewith.

+  Indicates management contract or compensatory plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENPREX, INC.
(Registrant)

Date: August 14, 2026	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)