Form 10-Q
period 2026-09-30
Genprex, Inc.
filed 2026-11-13
CIK 1595248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026, the registrant had 1,334,753 shares of common stock, par value $0.001 per share, outstanding.

GENPREX, INC.

FORM 10-Q TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Genprex, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025
Assets	(unaudited)	(see Note 2)
Current assets:
Cash and cash equivalents	$15,347,276	$7,830,855
Prepaid expenses and other	838,293	525,928
Total current assets	16,185,569	8,356,783
Other non-current assets:
Research and development supplies	1,336,567	1,802,228
Total other assets	1,336,567	1,802,228
Total assets	$17,522,136	$10,159,011
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$757,099	$743,070
Derivative liability - short term	22,500	—
Other current liabilities	3,018,138	1,431,565
Total current liabilities	3,797,737	2,174,635
Non-current liabilities:
Derivative liabilities - long term	—	22,500
Total liabilities	3,797,737	2,197,135
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock $0.001 par value: 200,000,000 shares authorized; 1,219,141 and 149,811 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,219	150
Additional paid-in capital	197,897,415	178,990,122
Accumulated deficit	(184,174,235)	(171,028,396)
Total stockholders’ equity	13,724,399	7,961,876
Total liabilities and stockholders’ equity	$17,522,136	$10,159,011

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,743,169	$2,192,881	$8,172,585	$7,232,370
General and administrative	1,527,731	1,153,032	5,076,482	4,764,617
Total operating expenses	4,270,900	3,345,913	13,249,067	11,996,987
Operating loss	(4,270,900)	(3,345,913)	(13,249,067)	(11,996,987)
Other income	34,203	2,405	103,240	14,056
Other financing costs	—	(455,549)	—	(455,549)
Realized and unrealized loss	(28)	(183)	(12)	(262)
Net loss	$(4,236,725)	$(3,799,240)	$(13,145,839)	$(12,438,742)
Net loss per share applicable to common stockholders — basic and diluted	$(5.30)	$(109.39)	$(24.73)	$(503.00)
Weighted average number of common shares — basic and diluted	799,618	34,730	531,494	24,729

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited)

	Common Stock		Additional	Accumulated	Total
Three and Nine Months Ended September 30, 2026	Shares	Amount	Paid-In Capital	Deficit	Stockholders' Equity
Balance at December 31, 2025	149,811	$150	$178,990,122	$(171,028,396)	$7,961,876
Issuance of common stock net of issuance costs	259,783	260	13,356,600	—	13,356,860
Issuance of common stock for services	228	—	8,949	—	8,949
RSUs conversion to common stock	1,535	1	31	—	32
Share-based compensation	—	—	64,448	—	64,448
Net loss	—	—	—	(4,461,895)	(4,461,895)
Balance at March 31, 2026	411,357	$411	$192,420,150	$(175,490,291)	$16,930,270
Issuance of common stock net of issuance costs	93,312	93	2,243,551	—	2,243,644
Issuance of common stock for services	228	1	7,902	—	7,903
RSUs conversion to common stock	1,321	1	(1)	—	—
Share-based compensation	—	—	60,454	—	60,454
Net loss	—	—	—	(4,447,219)	(4,447,219)
Balance at June 30, 2026	506,218	$506	$194,732,056	$(179,937,510)	$14,795,052
Issuance of common stock net of issuance costs	640,341	641	3,127,499	—	3,128,140
Issuance of common stock for services	228	—	2,670	—	2,670
Company issued rounding of street name accounts for reverse stock split	72,354	72	(72)	—	—
Share-based compensation	—	—	35,262	—	35,262
Net loss	—	—	—	(4,236,725)	(4,236,725)
Balance at September 30, 2026	1,219,141	$1,219	$197,897,415	$(184,174,235)	$13,724,399

Three and Nine Months Ended September 30, 2025
Balance at December 31, 2024	9,980	$10	$156,419,588	$(154,799,443)	$1,620,155
Issuance of common stock net of issuance costs	12,095	12	6,028,090	—	6,028,102
Issuance of common stock for services	5	—	4,510	—	4,510
RSUs conversion to common stock	18	—	6	—	6
Share-based compensation	—	—	179,683	—	179,683
Net loss	—	—	—	(3,964,601)	(3,964,601)
Balance at March 31, 2025	22,098	$22	$162,631,877	$(158,764,044)	$3,867,855
Issuance of common stock net of issuance costs	7,027	6	1,742,739	—	1,742,745
Issuance of common stock for services	1,084	2	366,713	—	366,715
RSUs conversion to common stock	81	—	49	—	49
Share-based compensation	—	—	88,734	—	88,734
Net loss	—	—	—	(4,674,901)	(4,674,901)
Balance at June 30, 2025	30,290	$30	$164,830,112	$(163,438,945)	$1,391,197
Issuance of common stock net of issuance costs	15,526	16	3,156,279	—	3,156,295
Issuance of common stock for services	5	—	1,338	—	1,338
Share-based compensation	—	—	18,218	—	18,218
Net loss	—	—	—	(3,799,240)	(3,799,240)
Balance at September 30, 2025	45,821	$46	$168,005,947	$(167,238,185)	$767,808

See accompanying notes to the unaudited condensed consolidated financial statements.

Genprex, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,145,839)	$(12,438,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation and issuance of stock for services	179,718	659,252
Non cash financing costs	—	455,549
Changes in operating assets and liabilities:
Prepaid expenses and other	(312,365)	(135,978)
Research and development supplies	465,661	199,446
Accounts payable	14,029	545,150
Other current liabilities	1,586,573	(497,615)
Net cash used in operating activities	(11,212,223)	(11,212,938)
Cash flows from financing activities:
Net proceeds from issuances of common stock	18,674,610	10,709,494
Cash paid for income tax withholding	54,034	5,099
Net cash provided by financing activities	18,728,644	10,714,593
Net increase (decrease) in cash and cash equivalents	7,516,421	(498,345)
Cash and cash equivalents, beginning of period	7,830,855	1,601,660
Cash and cash equivalents, end of period	$15,347,276	$1,103,315

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for ELOC commitment fee	$-	$365,565
Issuance of common stock for RSU vesting	$84,440	$28,070

See accompanying notes to the unaudited condensed consolidated financial statements.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Oncology Platform

Genprex’s lead oncology drug candidate, Reqorsa® (generic name: quaratusugene ozeplasmid), a gene therapy, previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It has a mechanism of action whereby it decreases cancer cell growth by decreasing glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. The Company’s initial strategy has been to develop REQORSA in combination with currently approved therapies and the Company believes REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers.  As of the date of this filing, the Company has treated more than 110 patients with REQORSA in its clinical trials.

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

In May 2026, an abstract was published by the Company’s research collaborators at the 2026 American Society of Clinical Oncology Annual Meeting which detailed positive clinical data from studies of predictive biomarkers in patients receiving REQORSA. These clinical data suggested that patients whose NSCLC cells expressed high TROP-2 protein levels or low PTEN protein levels had longer PFS with REQORSA treatment. The Company believes that this clinical signal, derived from patients in the Company’s Acclaim clinical trials, underscores the critical role these biomarkers may play in predicting treatment efficacy.  These data advance the Company’s understanding of this novel gene therapy and may help to guide patient selection for its clinical trials and optimize clinical outcomes. The Company is evaluating high (3+) TROP-2 expression as a potential biomarker for REQORSA, which may predict patient response and enable targeted patient selection. As described below, the Company is currently evaluating enrollment criteria based on biomarker identification prior to any potential future interim analysis as the Company continues to enroll and treat patients in the Phase 2a expansion portion of its Acclaim-1 clinical trial.

In August 2026, the Company announced its collaboration with Roche Diagnostics to validate biomarkers for patient selection in clinical trials for NSCLC. The collaboration intends to leverage Roche Diagnostics’ expertise in assay development. Roche Diagnostics received U.S. Food and Drug Administration (“FDA”) Breakthrough Device Designation for the first AI-driven companion diagnostic for NSCLC that uses a TROP2 score to evaluate NSCLC specimens, and Genprex is using the same antibody against TROP2 for its validation studies. Genprex is in the process of collecting additional patient samples in order to complete these validation studies, with subsequent integration into its NSCLC clinical program dependent on the results of the validation studies. The Company believes that by utilizing the same validated TROP2 antibody that Roche Diagnostics has used in other studies, Genprex is poised to shorten the time for patient identification and recruitment for NSCLC clinical trials and ultimately may deliver more effective, personalized treatment options.

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

SEPTEMBER 30, 2026

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

The Company is currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the initiation of research in Type 2 diabetes animal models.  As previously disclosed, in December 2025 the Company submitted a request to meet with the FDA to discuss the necessary Investigational New Drug (“IND”)-enabling preclinical studies for its Type 1 diabetes gene therapy program, an important step before potentially initiating clinical trials in humans.  On February 19, 2026, the Company met with the FDA and received feedback which the Company believes aligned with its expectations and plans. Following the FDA meeting and receipt of the official meeting minutes, Genprex is continuing with preclinical animal studies, as expected, which will allow the Company to finalize the design and initiate future toxicology studies. Subsequent data from toxicology studies are expected to enable IND filing. Toxicology studies are a required step of drug development, ensuring that new treatments are evaluated in animal models before human use in order to identify potential risks, determine safe dosages and monitor for side effects.  Additionally, the Company plans to begin clinical scale production in a current Good Manufacturing Practices (“cGMP”) compliant facility, allowing the Company to accelerate its manufacturing processes necessary for IND-enabling preclinical studies and clinical trials. Genprex is also continuing work with CDMOs and research partners to optimize constructs and evaluate alternative second-generation approaches including different AAV and non-viral constructs, including a strategic collaboration with a CDMO to research non-viral lipid nanoparticle delivery of the Company’s diabetes gene therapy drug candidate which Genprex believes could potentially allow for re-dosing of patients.

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

As a result of its recurring losses from operations and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if Genprex is unable to continue as a going concern within one year after the date that the financial statements are issued.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly-owned subsidiary, Convergen Biotech, Inc., have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions are eliminated in consolidation. As of  September 30, 2026, Convergen Biotech, Inc. has yet to initiate operating activity.

Reverse Stock Splits

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

Cash and Cash Equivalents

Genprex considers all highly liquid short-term investments with an initial maturity of three months or less to be cash equivalents. Any amounts of cash in financial institutions which exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits expose the Company to cash concentration risk. The Company has cash in a money market account and had $15,097,241 and $7,580,820 in excess of FDIC insured limits of $250,000 at September 30, 2026 and December 31, 2025, respectively. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisting of (i) 60,210 unexercised options granted by the Company’s board of directors and unexercised warrants to purchase shares of common stock, and (ii) 3,164 unvested restricted stock units granted by the Company’s board of directors representing the right upon vesting to receive shares of common stock, in each case as of September 30, 2026. As of  September 30, 2025, the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive shares of common stock, which includes common stock equivalents consisted of (i) 2,114 unexercised options granted by the Company’s board of directors and unexercised warrants to purchase shares of common stock, and (ii) 66 unvested restricted stock units granted by the Company’s board of directors representing the right upon vesting to receive shares of common stock.

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

SEPTEMBER 30, 2026

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized. Property and equipment is fully depreciated as of  September 30, 2026 and December 31, 2025.

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

Research and development supplies purchased, valued at cost, and capitalized for future use were $1,336,567 and $1,802,228 at September 30, 2026 and December 31, 2025, respectively.

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

Accounting for Stock-Based Compensation

Genprex uses the fair value-based method of accounting for stock-based compensation for options, warrants, and RSUs granted to employees, independent consultants, board members, and contractors. The Company measures options, warrants, or RSUs granted at fair value determined as of the grant date and recognizes the expense over the periods in which the options, warrants, or RSUs vest or are expected to vest and related services are rendered based on the terms and conditions of the award. Generally, where the award only has a service condition, the requisite service period is the same as the vesting period.

Long-Lived Assets

Genprex reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, the Company performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the undiscounted expected future cash flows. During the nine months ended September 30, 2026 and 2025, there were no deemed impairments of the Company’s long-lived assets.

Derivative Liability

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement under ASC 815, Derivatives and Hedging. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the condensed consolidated statements of operations within the other financing costs line item. The Company determined that certain features under the Equity Line of Credit (see “Note 4 – Equity – Equity Line of Credit”) qualified as an embedded derivative. The derivative liability is accounted for separately from the Equity Line of Credit Purchase Agreement and is accounted for at fair value. $22,500 has been recorded on the accompanying condensed consolidated balance sheets as of  September 30, 2026 and December 31, 2025, related to this derivative liability.

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

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) or other standard-setting bodies will issue new accounting pronouncements from time to time. The Company does not expect that the adoption of any recently issued standards will have a significant effect on the Company's consolidated financial condition, results of operations, or cash flows.

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard effective January 1, 2025 and there was no material impact to the Company’s consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the transparency, decision-usefulness, and comparability of financial reporting by providing investors with more granular data about a company's expenses. ASU 2024-03 will be effective for the Company’s first fiscal year beginning after December 15, 2026, and for interim periods within the Company’s first fiscal year beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact it may have on its interim condensed consolidated financial statements.

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

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 3 - Intellectual Property

As of September 30, 2026, Genprex owned or had exclusive license agreements on 19 granted patents and 23 pending patent applications worldwide for technologies developed in-house or by researchers at the National Cancer Institute, New York University, The University of Texas MD Anderson Cancer Center, the University of Texas Southwestern Medical Center, the University of Texas Health Sciences Center at Houston, the University of Michigan, and the University of Pittsburgh. These patents comprise various therapeutic, diagnostic, technical and processing claims and costs are expensed as incurred. Capitalization and amortization of these license rights on a straight-line basis over the estimated period of useful lives of the underlying patents or the license agreements will begin at commercialization.

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

SEPTEMBER 30, 2026

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

At-The-Market Offering

On December 13, 2023, Genprex entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an at-the-market offering program (the “2023 ATM Facility”) under which the Company may offer and sell through the Agent, from time to time at its sole discretion, up to such number or dollar amount of shares of its common stock (the “Shares”) as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time. As of the filing date of this Quarterly Report on Form 10-Q, Shares offered and sold pursuant to the Sales Agreement are issued pursuant to the Company’s shelf Registration Statement on Form S-3 (File No. 333-271386) filed with the SEC on April 21, 2023 and declared effective on June 9, 2023, which is subject to the grace period under Securities Act Rule 415(a)(5)(ii) allowing the continuation of the ATM offering under such Registration Statement, pending effectiveness of the Company’s new shelf Registration Statement on Form S-3 (File No. 333-296563) filed with the SEC on June 5, 2026. The Company has agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also has provided the Agent with customary indemnification and contribution rights. The Company did not sell any Shares under the 2023 ATM Facility during the three months ended  September 30, 2025.  During the nine months ended  September 30, 2025, the Company sold 15,428 Shares of common stock for aggregate net proceeds of approximately $6.90 million under the 2023 ATM Facility. During the three and nine months ended  September 30, 2026, the Company sold 640,341 and 993,436 Shares of common stock for aggregate net proceeds of approximately $3.13 million and $18.73 million, respectively, under the 2023 ATM Facility.

See “Note 8 – Subsequent Events – 2023 ATM Facility” for a description of the Company’s usage of the 2023 ATM Facility after  September 30, 2026 resulting in net proceeds of approximately $0.27 million.

Equity Line of Credit

On June 11, 2025, Genprex entered into an equity line of credit (“ELOC”) purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.5 million in shares of the Company’s common stock (subject to certain conditions and limitations contained in the Purchase Agreement) from time to time at the Company’s sole discretion over the 24-month term of the Purchase Agreement (the “2025 ELOC Facility”). Sales of shares of common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and the Company’s determination as to the appropriate sources of funding for its operations. Due to certain pricing and settlement provisions, the Purchase Agreement qualifies as a standby purchase equity agreement and includes an embedded put option and an embedded forward contract. Genprex will account for the Purchase Agreement as a derivative measured at fair value, with changes in fair value recognized in the condensed consolidated statement of operations. The put option derivative liability is accounted for on a fair value basis under the provisions of ASC 815, Derivatives and Hedging. The derivative associated with the Purchase Agreement was deemed de minimis at inception until the Company obtained stockholder approval to issue shares of common stock to Lincoln Park under the Purchase Agreement in excess of the Exchange Cap (as defined in the Purchase Agreement). The fair value of the Purchase Agreement contemplated future purchase decisions based on economic considerations and relevant stock issuance rules and limitations and has been determined using a Monte Carlo simulation. The fair value of the ELOC derivative liability was $22,500 at each of  September 30, 2026 and  December 31, 2025.

The following table provides the carrying value and fair value of the ELOC derivative liability of the Company measured at fair value on a recurring basis as of September 30, 2026:

		Fair Value Measurement at September 30, 2026
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$22,500	—	—	$22,500
Total liabilities measured and recorded at fair value	$22,500	$—	$—	$22,500

		Fair Value Measurement at December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$22,500	—	—	$22,500
Total liabilities measured and recorded at fair value	$22,500	$—	$—	$22,500

The following table provides quantitative information regarding fair value measurements inputs used with respect to the ELOC derivative liability, as of their respective measurement dates:

	September 30, 2026	December 31, 2025
Closing stock price:	$2.92	$38.50
Volatility:	180.0%	225.0%
Expected term (in years):	0.75	1.50
Risk-free rate:	3.5%	3.5%

The Company expenses the difference between the discounted purchase price of the settled forward and the fair value of the shares on the date of settlement as a non-cash financing cost. During the three months ended  September 30, 2025, the Company sold 15,526 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of approximately $2.94 million. During the nine months ended  September 30, 2025, the Company (i) issued 1,079 shares of common stock to Lincoln Park with a value of $365,565 as commitment shares pursuant to the 2025 ELOC Facility, which was expensed as incurred, and (ii) sold 19,220 shares of common stock to Lincoln Park as purchase shares for aggregate net proceeds of approximately $3.82 million under the 2025 ELOC Facility. There were no sales of common stock pursuant to the 2025 ELOC Facility during each of the three and nine months ended  September 30, 2026.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Stock Issuances

During the three months ended  September 30, 2026, the Company issued (i) 228 shares of common stock for services provided to the Company valued at $2,679 to the Chairman of its Scientific Advisory Board, (ii) 72,354 shares of common stock due to adjustments in respect of fractional share round-ups related to the Company’s 2026 Reverse Split, and (iii) 640,341 shares of common stock sold for aggregate net proceeds of approximately $3.13 million under the 2023 ATM Facility.

During the nine months ended  September 30, 2026, the Company issued (i) 684 shares of common stock for services provided to the Company valued at $19,582 to the Chairman of its Scientific Advisory Board, (ii) 2,856 shares of common stock upon the vesting of RSUs valued at $84,440 to Company executives, employees, and non-employee service providers, (iii) 72,354 shares of common stock due to adjustments in respect of fractional share round-ups related to the Company’s 2026 Reverse Split, and (iv) 993,436 shares of common stock sold for aggregate net proceeds of approximately $18.73 million under the 2023 ATM Facility (inclusive of the shares issued during the three months ended  September 30, 2026, as described in the immediately preceding sentence).

During the three months ended September 30, 2025, Genprex issued (i) 5 shares of common stock for services provided to the Company valued at $1,469 to the Chairman of its Scientific Advisory Board, and (ii) 15,526 shares of common stock sold to Lincoln Park as purchase shares for aggregate net proceeds of approximately $2.94 million under the 2025 ELOC Facility.

During the nine months ended September 30, 2025, Genprex issued (i) 15 shares of common stock for services provided to the Company valued at $7,689 to the Chairman of its Scientific Advisory Board, (ii) 99 shares of common stock upon the vesting of RSUs valued at $28,070 to Company executives, employees, and non-employee service providers, (iii) 15,428 shares of common stock sold for aggregate net proceeds of approximately $6.90 million under the Company’s 2023 ATM Facility, (iv) 1,079  shares of common stock issued to Lincoln Park as commitment shares pursuant to the Company's 2025 ELOC Facility, and (v) 19,220 shares of common stock sold to Lincoln Park as purchase shares for aggregate net proceeds of approximately $3.82 million under the 2025 ELOC Facility (inclusive of the shares issued during the three months ended September 30, 2025, as described in the immediately preceding sentence).

Preferred Stock

Genprex is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share, none of which are outstanding as of  September 30, 2026 and  December 31, 2025.

Common Stock

Genprex is authorized to issue 200,000,000 shares of common stock with a par value of $0.001 per share, all of which are voting common stock. There were 1,219,141 and 149,811 shares of the Company’s common stock outstanding as of  September 30, 2026 and  December 31, 2025, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Common Stock Purchase Warrants

Common stock purchase warrant activity for the three and nine months ended September 30, 2026 and 2025, respectively, is as follows:

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding at January 1,	60,009	$559.45	1,816	$11,825.20
Warrants cancelled or expired	1	317,680.00	—	—
Outstanding at March 31,	60,008	$554.17	1,816	$11,825.20
Outstanding at June 30,	60,008	$554.17	1,816	$11,825.20
Warrants cancelled or expired	1	147,840.00	2	167,640.00
Outstanding at September 30,	60,007	$551.71	1,814	$11,653.41

During the three months ended  September 30, 2026, the Company canceled a warrant to purchase up to 1 share of common stock at a weighted average exercise price of  $147,840. During the nine months ended  September 30, 2026, the Company canceled warrants to purchase up to 2 shares of common stock at a weighted average exercise price of $232,760. The Company did not issue any warrants or record any share-based compensation related to warrants during the three or nine months ended September 30, 2026. The Company expects to record $300,000 of share-based compensation based on performance-based vesting in the future with respect to its warrants outstanding as of September 30, 2026.

During the three and nine months ended  September 30, 2025, the Company canceled warrants to purchase up to 2 shares of common stock at a weighted average exercise price of $167,640.00. The Company did not issue any warrants or record any share-based compensation related to warrants during the three or nine months ended September 30, 2025.

As of September 30, 2026, the Company had outstanding warrants to purchase 60,007 shares of common stock at a weighted average exercise price of $551.71 that have been issued to various consultants, investors, and placement agents. All time-based warrants are fully vested. The performance-based warrant, described above, remains unvested. The warrants are exercisable for a period of up to five years from the date of issuance, enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $192.50 to $232,562 per share and have per-share fair values ranging from $53.19 to $66,000, based on Black-Scholes-Merton pricing models. No warrants were issued in each of the three or nine months ended  September 30, 2026, or  September 30, 2025.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On  January 1, 2025 and 2026, the number of shares of common stock reserved for issuance under the 2018 Plan was increased by an aggregate of 494 and 7,481 shares, respectively. As of September 30, 2026, a total of 92,004 shares of common stock remain available for issuance for future awards under the 2018 Amended Plan.

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

Stock Options

As of September 30, 2026, Genprex had outstanding stock options to purchase 203 shares of common stock that have been granted to various executives, employees, non-employee directors, and independent contractors of the Company, including outstanding stock options to purchase 18 shares of common stock issued as inducement grants, which inducement grants were awarded outside of the 2018 Amended Plan and the predecessor equity plans preceding such latest amendment and restatement in accordance with Nasdaq rules, associated with the hiring of new executives in 2021 and 2023. These options vest immediately or over periods ranging from 12 to 48 months, are exercisable for a period of up to ten years, and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $19,800 to $431,200 per share. The per-share fair values of these options range from $13,882 to $348,920.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Company did not issue stock options during the three or nine months ended  September 30, 2026. During the three and nine months ended  September 30, 2026, the Company cancelled stock options to purchase 2 and 97  shares of common stock with a weighted average exercise price of $232,584.00 and $114,392.74 per share, respectively, in connection with option expiration dates.

The Company did not issue or cancel stock options during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company cancelled stock options to purchase 1 share of common stock with a weighted average exercise price of $94,160.00.

The weighted average remaining contractual term for the outstanding options at  September 30, 2026 and  December 31, 2025 is 3.67 and 4.11 years, respectively.

Stock option activity for each of the three and nine months ended September 30, 2026 and 2025, respectively, is as follows:

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at January 1,	300	$134,934.51	301	$134,799.05
Options expired or cancelled	—	—	1	94,160.00
Outstanding at March 31,	300	$134,934.51	300	$134,934.51
Options expired or cancelled	95	111,904.51	—	—
Outstanding at June 30,	205	$145,606.96	300	$134,934.51
Options expired or cancelled	2	232,584.00	—	—
Outstanding at September 30,	203	$144,750.04	300	$134,934.51

Restricted Stock Units

During the three months ended  September 30, 2026, the Company granted 600 RSUs to non-executive employees. During the nine months ended  September 30, 2026, the Company (i) granted 612 RSUs to non-executive employees, (ii) withheld 1,027 shares of common stock to cover taxes associated with the vesting of employee issued RSUs, and (iii) issued 2,856 shares of common stock associated with the vesting of RSUs issued to employees, board members, and a consultant.

During the three months ended September 30, 2025, the Company cancelled 12 RSUs associated with the termination of employees. During the nine months ended September 30, 2025, the Company (i) granted 78 RSUs to non-executive employees, (ii) withheld 15 shares of common stock to cover taxes associated with the vesting of employee issued RSUs, (iii) cancelled 14 RSUs associated with the termination of employees, and (iv) issued 99 shares of common stock associated with the vesting of RSUs to employees.

A summary of the RSU activity under the 2018 Plan during the three and nine months ended  September 30, 2026 and 2025, respectively, is presented below. These amounts include RSUs granted to executives, other employees, and board members.

	2026		2025
	Number of	Weighted Average	Number of	Weighted Average
	Units	Grant Date Fair Value	Units	Grant Date Fair Value
Outstanding at January 1,	6,435	$48.74	116	$12,269.17
Restricted stock units granted	—	—	78	485.10
Restricted stock units vested	1,535	54.27	18	64,665.33
Restricted stock units withheld for taxes	1,027	44.22	1	72,600.00
Restricted stock units forfeited or cancelled	—	—	2	36,894.00
Outstanding at March 31,	3,873	$47.75	173	$871.09
Restricted stock units granted	12	20.20	—	—
Restricted stock units vested	1,321	44.22	81	1,188.00
Restricted stock units withheld for taxes	—	—	14	1,188.00
Outstanding at June 30,	2,564	$49.44	78	$485.10
Restricted stock units granted	600	3.55	—	—
Restricted stock units forfeited or cancelled	—	—	12	485.10
Outstanding at September 30,	3,164	$40.74	66	$485.10

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Share-Based Compensation

For the three and nine months ended  September 30, 2026, the Company’s total share-based compensation was approximately $0.04 million, including approximately $0.02 million of R&D expense and approximately $0.02 million of G&A expense, and approximately $0.22 million, including approximately $0.07 million of R&D expense and approximately $0.16 million of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  September 30, 2026, the Company’s total compensation cost related to non-vested time-based RSUs granted to executives and other employees not yet recognized was approximately $0.05 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2026, the weighted average term over which these expenses are expected to be recognized is 0.72 years.

For the three and nine months ended September 30, 2025, the Company’s total share-based compensation was approximately $0.02 million, including approximately $0.01 million of R&D expense, and approximately $0.01 million of G&A expense, and approximately $0.29 million, including approximately $0.09 million of R&D expense and approximately $0.20 million of G&A expense, respectively, which represents the expected vesting of options or RSUs issued to executives, other employees, board members, and service providers, as well as the issuance of shares to service providers. As of  September 30, 2025, the Company’s total compensation cost related to non-vested time-based stock option awards and RSUs granted to executives, other employees, and service providers and not yet recognized was approximately $0.06 million. The Company expects to record this stock-based compensation expense over the next three years using a graded vesting method. As of September 30, 2025, the weighted average term over which these expenses are expected to be recognized is 1.39 years.

As of September 30, 2026, there are no performance-based stock option awards outstanding and one performance-based warrant outstanding issued to a service provider. The Company’s total compensation cost related to the non-vested performance-based warrant not yet recognized was approximately $0.30 million. The entirety of this warrant may be recognized and recorded upon the achievement of certain clinical milestones.

Note 5 - 401(k) Savings Plan

In 2022, Genprex established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) and established an employer matching program for participants in the 401(k) Plan. The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company incurred $22,732 and $91,311 of expense for matching contributions to the 401(k) Plan during the three and nine months ended  September 30, 2026, respectively. The Company incurred $23,803 and $77,135 of expense for matching contributions to the 401(k) Plan during the three and nine months ended September 30, 2025, respectively.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 6 - Commitments and Contingencies

Commitments

MD Anderson Cancer Center

In July 2018, Genprex entered into a two-year sponsored research agreement with MD Anderson to sponsor preclinical studies focused on the combination of REQORSA with an immunotherapy with a projected total cost of approximately $2 million. This agreement was extended beyond the original expiration date, expiring in May 2022 after giving effect to such extension. In August 2022, the Company entered into a three-year sponsored research agreement with MD Anderson (the “August 2022 SRA”) to sponsor preclinical studies focused on REQORSA and NPRL2 in oncology to resensitize NSCLC and SCLC to targeted therapies and immunotherapies with an initial projected total cost of approximately $2.9 million. On June 7, 2024, the Company amended the August 2022 SRA with MD Anderson to (i) extend the sponsored research program an additional six months, (ii) amend the quarterly budget from approximately $240,000 to $165,000 per quarter, and (iii) amend the total commitment from $2.9 million to approximately $2.76 million. This commitment was fully paid as of September 30, 2026, and no remaining expenses are owed under this contract.

In April 2026, Genprex entered into a three-year sponsored research agreement with MD Anderson (the “April 2026 SRA”) to sponsor preclinical studies focused on the study of biomarkers that may predict patient response to REQORSA with a projected total cost of approximately $2.8 million. The Company incurred no expense and $234,000 of expense from the April 2026 SRA during the three and nine months ended  September 30, 2026, respectively. As of September 30, 2026, the Company has paid approximately $234,000 of this commitment.

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

On March 3, 2021, the Company entered into an amendment (the “MD License Amendment”) to the Patent and Technology License Agreement dated May 4, 2020, with MD Anderson. The MD License Amendment grants Genprex a worldwide, exclusive, sublicensable license to an additional portfolio of six patents and one patent application and related technology for methods for treating cancer by administration of a TUSC2 therapy in conjunction with EGFR inhibitors or other anti-cancer therapies in patients predicted to be responsive to TUSC2 therapy. Pursuant to the MD License Amendment, the Company agreed to (i) pay annual maintenance fees ranging from the mid five figures to the low six figures, (ii) total milestone payments of $6,150,000, (iii) a one-time fee in the mid five figures and (iv) certain patent-related expenses. The Company incurred no expense and $60,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2026, respectively. The Company incurred no expense and $155,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2025, respectively. As of September 30, 2026, the Company has paid approximately $585,000 toward the above-described commitment under this agreement.

National Institutes of Health

Genprex has a royalty obligation to the National Institutes of Health to be paid upon the Company’s receipt of FDA approval using NIH technology. The contingent obligation, which increases by $20,000 on January 1 of each year, is $420,000 and $400,000 as of September 30, 2026 and December 31, 2025, respectively, and will be recognized if and when it is probable the Company will obtain regulatory approval (the event that triggers the payment obligation).

New York University

On April 25, 2025, the Company and NYU entered into the NYU License Agreement, which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of mesothelioma.  Pursuant to the NYU License Agreement, Genprex agreed to pay: (i) an initial license fee of $5,000, (ii) annual license fees of $35,000 for the first and second year anniversaries, $25,000 for the third anniversary and $50,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter, (iii) running low single digit percentage royalties ranging from 1% to 2% of net sales, (iv) certain potential technical milestone payments through regulatory approval up to an aggregate of approximately $400,000, and (v) certain patent-related expenses. The Company incurred no expense and $35,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2026, respectively. The Company incurred no expense and $5,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2025, respectively. As of September 30, 2026, Genprex has paid approximately $40,000 toward this commitment.

University of Michigan

On November 11, 2024, the Company and the University of Michigan entered into the UM License Agreement, which granted Genprex a worldwide, exclusive license to the University of Michigan’s patent rights in a co-owned patent application relating to the use of REQORSA in combination with ALK-inhibitors for the treatment of ALK-EML4 positive translocated lung cancer. Genprex agreed to pay: (i) an initial license issue fee of $30,000, (ii) running low single digit percentage royalties ranging from 1% to 3% of net sales, (iii) minimum annual royalties in a fixed cash amount of $15,000 for 2025 and 2026, and $30,000 for 2027 and each year thereafter during the term of the UM License Agreement, (iv) a tiered double digit percentage share of non-royalty sublicense income ranging from 10% to 40%, and (v) certain potential clinical milestone payments through FDA regulatory approval up to an aggregate of approximately $350,000 in addition to certain potential commercial sales milestones. The Company incurred no expense and $15,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2026, respectively. The Company incurred no expense and $15,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2025, respectively. As of September 30, 2026, Genprex has paid approximately $45,000 toward this commitment.

GENPREX, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

University of Pittsburgh

Pursuant to the New UP License Agreement dated February 17, 2025, by and between Genprex and the University of Pittsburgh, Genprex agreed to pay (i) an initial licensing fee of $10,000, (ii) annual maintenance fees of $65,000 for the first, second and third years, and $120,000 for the fourth year and each subsequent year following the fourth anniversary of the agreement thereafter until the anniversary prior to the year of the first commercial sale, (iii) royalties ranging from 1.5% to 3% of net sales of licensed technologies, (iv) an annual minimum royalty payment of $250,000 per year beginning in the year of the first commercial sale of licensed technology, (v) a share of non-royalty sublicense income of 20%, and (vi) an aggregate of $4,825,000 in milestone payments related to the usage of the licensed technologies to potentially treat Type 1 and Type 2 diabetes. Unless earlier terminated pursuant to its terms, the agreement expires upon the later of (i) 20 years after the first commercial sale of the licensed technology thereunder and (ii) expiration of the last valid claim under the patent rights. The Company incurred no expense and $65,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2026, respectively. The Company incurred no expense and $10,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2025, respectively. As of September 30, 2026, Genprex has paid approximately $75,000 toward this commitment.

UTHealth Houston

On May 2, 2025, the Company and UTHealth Houston entered into the UTH License Agreement, which granted Genprex exclusive patent and commercial rights worldwide relating to Genprex’s lead drug candidate REQORSA for the potential treatment of glioblastoma.  Pursuant to the UTH License Agreement, Genprex agreed to pay: (i) an initial license issue fee of $10,000 along with additional, staggered upfront license fees totaling another $40,000 and an annual license management fee of $3,000, (ii) royalties at fractional percentage rates ranging from 0.10% to 0.25% of net product sales, (iii) minimum annual royalty of $25,000 beginning after the first year in which royalties obligations commence pursuant to the UTH License Agreement, (iv) certain potential clinical and regulatory milestone payments through FDA and international regulatory approvals up to an aggregate of approximately $360,000, and (v) certain patent-related expenses. The Company incurred no expense and $15,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2026, respectively. The Company incurred no expense and $10,000 of expense attributable to this agreement during the three and nine months ended  September 30, 2025, respectively. As of September 30, 2026, Genprex has paid approximately $35,000 toward this commitment.

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

SEPTEMBER 30, 2026

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$—	$—	$—	$—
Less:
Clinical and regulatory	1,999,978	1,680,061	5,229,129	5,046,279
Manufacturing	331,497	188,532	1,367,015	1,144,195
Research	395,221	313,323	1,507,276	950,640
General and administrative support	1,506,272	1,144,443	4,920,726	4,192,630
Stock-based compensation expense	37,932	19,554	224,921	663,243
Realized and unrealized loss	28	183	12	262
Other financing costs	—	455,549	—	455,549
Plus:
Other income	34,203	2,405	103,240	14,056
Segment and net loss	$(4,236,725)	$(3,799,240)	$(13,145,839)	$(12,438,742)

Note 8 - Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no recognized subsequent events that have occurred that would require adjustments to the Company’s condensed consolidated financial statements. The following are nonrecognized subsequent events through the filing of this Quarterly Report on Form 10-Q.

Share Issuances

On October 1, 2026, Genprex issued 5,000 shares of its common stock to the Chairman of its Scientific Advisory Board in consideration for services.

At-The-Market Offering

From October 1, 2026 through the date of filing of this Quarterly Report on Form 10-Q, Genprex has sold 110,612 shares of its common stock for aggregate net proceeds to the Company totaling approximately $0.27 million under the 2023 ATM Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) together with our interim condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025,in our Quarterly Reports on Form 10-Q filed since such Annual Report, including this filing, and in our other SEC filings, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in United States (“U.S.”) dollars, unless otherwise noted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. Unless the context requires otherwise, references to “Genprex,” the “Company,” “we,” “us” or “our” in this Quarterly Report refer to Genprex, Inc. Any statements in this Quarterly Report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “project,” “intend,” “plan,” “would” and similar expressions.  For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our product candidates and their respective targeted indications, including estimated or projected size or other expected trends in such markets, and any other statements involving anticipated or expected market or industry projections, statements regarding markets for our common stock and future management and organizational structure and statements about our current or future product candidates and their development, our beliefs regarding their preclinical or clinical profile or efficacy, and the regulatory approval process and pathway and the timing thereof, are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report and in our other filings with the SEC. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, in our Quarterly Reports on Form 10-Q filed since such Annual Report, including this filing, and in our other SEC filings, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

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

●

The effects and impacts of public health crises such as epidemics or outbreaks, which could significantly disrupt and have a materially adverse effect upon our business, our clinical trials and our research programs; as well as on healthcare systems or the global economy as a whole;

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

Oncology Platform

Our lead oncology drug candidate, Reqorsa® (generic name: quaratusugene ozeplasmid), a gene therapy, previously referred to as GPX-001, is initially being developed in combination with prominent, approved cancer drugs to treat Non-Small Cell Lung Cancer (“NSCLC”) and Small Cell Lung Cancer (“SCLC”). REQORSA has multimodal effects on cancer cells. It has a mechanism of action whereby it decreases cancer growth by decreasing glucose metabolism, interrupts cell signaling pathways that cause replication and proliferation of cancer cells, re-establishes pathways for apoptosis, or programmed cell death, in cancer cells, and increases the immune response against cancer cells. In preclinical studies, REQORSA has been shown to be complementary with targeted drugs and immunotherapies. Our initial strategy has been to develop REQORSA in combination with currently approved therapies and we believe REQORSA’s unique attributes position it to provide treatments that improve on these current therapies for patients with NSCLC, SCLC, and possibly other cancers. As of the date of this filing, we have treated more than 110 patients with REQORSA in our clinical trials.

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

In May 2026, an abstract was published by our research collaborators at the 2026 American Society of Clinical Oncology Annual Meeting which detailed positive clinical data from studies of predictive biomarkers in patients receiving REQORSA. These clinical data suggested that patients whose NSCLC cells expressed high TROP-2 protein levels or low PTEN protein levels had longer PFS with REQORSA treatment. We believe that this clinical signal, derived from patients in our Acclaim clinical trials, underscores the critical role these biomarkers may play in predicting treatment efficacy.  These data advance our understanding of this novel gene therapy and may help to guide patient selection for our clinical trials and optimize clinical outcomes. We are evaluating high (3+) TROP-2 expression as a potential biomarker for REQORSA, which may predict patient response and enable targeted patient selection. As described below, we are currently evaluating enrollment criteria based on biomarker identification prior to any potential future interim analysis as we continue to enroll and treat patients in the Phase 2a expansion portion of our Acclaim-1 clinical trial.

In August 2026, we announced our collaboration with Roche Diagnostics to validate biomarkers for patient selection in clinical trials for NSCLC. The collaboration intends to leverage Roche Diagnostics’ expertise in assay development. Roche Diagnostics received U.S. Food and Drug Administration (“FDA”) Breakthrough Device Designation for the first AI-driven companion diagnostic for NSCLC that uses a TROP2 score to evaluate NSCLC specimens, and we are using the same antibody against TROP2 for our validation studies. We are in the process of collecting additional patient samples in order to complete these validation studies, with subsequent integration into our NSCLC clinical program dependent on the results of the validation studies. We believe that by utilizing the same validated TROP2 antibody that Roche Diagnostics has used in other studies, we are poised to shorten the time for patient identification and recruitment for NSCLC clinical trials and ultimately may deliver more effective, personalized treatment options.

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

We are currently working with the University of Pittsburgh on species analyses for the animal models as well as other regulatory and clinical strategic planning, including the initiation of research in Type 2 diabetes animal models.  As previously disclosed, in December 2025 we submitted a request to meet with the FDA to discuss the necessary Investigational New Drug (“IND”)-enabling preclinical studies for our Type 1 diabetes gene therapy program, an important step before potentially initiating clinical trials in humans.  On February 19, 2026, we met with the FDA and received feedback which we believe aligned with our expectations and plans. Following the FDA meeting and receipt of the official meeting minutes, we are continuing with preclinical animal studies, as expected, which will allow us to finalize the design and initiate future toxicology studies. Subsequent data from toxicology studies are expected to enable IND filing. Toxicology studies are a required step of drug development, ensuring that new treatments are evaluated in animal models before human use in order to identify potential risks, determine safe dosages and monitor for side effects.  Additionally, we plan to begin clinical scale production in a current Good Manufacturing Practices (“cGMP”) compliant facility, allowing us to accelerate our manufacturing processes necessary for IND-enabling preclinical studies and clinical trials. We are also continuing work with CDMOs and research partners to optimize constructs and evaluate alternative second-generation approaches including different AAV and non-viral constructs, including a strategic collaboration with a CDMO to research non-viral lipid nanoparticle delivery of our diabetes gene therapy drug candidate which we believe could potentially allow for re-dosing of patients.

Recent Developments

At-the-Market Offering Program

On December 13, 2023, we entered into an At The Market (“ATM”) Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, serving as agent (the “Agent”) with respect to an ATM offering program (the “2023 ATM Facility”) under which we may offer and sell through the Agent, from time to time at our sole discretion, up to such number or dollar amount of shares (the “Shares”) of our common stock, as registered on the prospectus supplement covering the 2023 ATM Facility offering, as may be amended or supplemented from time to time, including pursuant to any new or successor registration statement that we may file and have declared effective and such applicable prospectuses and prospectus supplements forming a part thereof. We have agreed to pay the Agent a commission equal to three percent (3%) of the gross sales proceeds of any Shares sold through the Agent under the Sales Agreement, and also have provided the Agent with customary indemnification and contribution rights. From October 1, 2026 through the date of filing of this Quarterly Report on Form 10-Q, we have sold 110,612 Shares of our common stock for net proceeds to us totaling approximately $0.27 million through the Agent under the Sales Agreement.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing in this Quarterly Report on Form 10-Q.

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

Research and Development Costs

We record accrued expenses for costs incurred from research and development activities conducted on our behalf by third-party service providers, which include the conduct of preclinical studies and clinical trials and contract research, manufacturing, and testing activities. We record the costs of research and development activities based upon the amount of services provided, and we include these costs in accrued liabilities in the unaudited condensed consolidated balance sheets and within research and development expense in the unaudited condensed consolidated statements of operations. These costs are a significant component of our research and development expenses. Purchased materials to be used in future research are valued at cost and capitalized and included in research and development supplies. The costs of materials that were acquired for a particular research and development activity and have no alternative future use are expensed in the period acquired.

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

Income Taxes

Deferred tax assets or liabilities are recorded for temporary differences between financial statement and tax basis of assets and liabilities, using applicable rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that a deferred tax asset will not be realized. We have provided a full valuation allowance on our deferred tax assets, which primarily consist of cumulative net operating losses from April 1, 2009 (inception) to September 30, 2026. Due to our history of operating losses since inception and losses expected to be incurred in the foreseeable future, a full valuation allowance was considered necessary.

Impairment of Long-Lived Assets

Management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value based upon discounted cash flows.

Components of our Results of Operations and Financial Condition

Operating expenses

We classify our operating expenses into two categories: research and development, and general and administrative.

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

We expect our research and development expenses to increase in the future as we (i) advance our current and future product candidates into and through clinical trials, (ii) transition some of our manufacturing activities to new vendors for a variety of reasons, such as to incorporate more advanced processes and scale production, including any additional work that has been or may be required to successfully adapt our process to these new processes, (iii) pursue regulatory approval of our current and potential product candidates in the U.S., Europe, and/or other markets, and (iv) expand our research programs to include new therapies and new therapy combinations. The process of conducting the necessary pre-clinical and clinical research to obtain regulatory approval is costly and time-consuming. The actual probability of success for our current and potential product candidates may be affected by a variety of factors including the quality of our current and potential product candidates, early clinical data, investment in our clinical program, competition, manufacturing capability and commercial viability, and limited contracted partners. We may never succeed in achieving regulatory approval for any of our current or future product candidates. As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if at all. However, we continue to evaluate ways to optimize our clinical and research programs and operational strategies, as part of our ongoing prioritization initiative.  Additionally, we are considering various strategic alternatives and opportunities to enhance stockholder value.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025.

Research and Development Expense

Research and development (“R&D”) expense for the three months ended September 30, 2026 was $2,743,169, compared to $2,192,881 for the three months ended September 30, 2025, an increase of $550,288, or 25%. This increase was primarily due to an increase in pre-clinical and research related expenses associated with our diabetes program and our biomarker research during the three months ended September 30, 2026.

R&D expense for the nine months ended September 30, 2026 was $8,172,585, compared to $7,232,370 for the nine months ended September 30, 2025, an increase of $940,215, or 13%. This increase was primarily due to an increase in pre-clinical and research related expenses associated with our diabetes program and our biomarker research during the nine months ended September 30, 2026.

General and Administrative Expense

General and administrative (“G&A”) expense for the three months ended September 30, 2026 was $1,527,731, compared to $1,153,032 for the three months ended September 30, 2025, an increase of $374,699, or 32%. This increase was primarily due to the increase in professional service and payroll expenses in the three months ended September 30, 2026.

G&A expense for the nine months ended September 30, 2026 was $5,076,482, compared to $4,764,617 for the nine months ended September 30, 2025, an increase of $311,865, or 7%. The increase in G&A expenses was primarily due to an increase in professional service and payroll expenses in the nine months ended September 30, 2026.

Other Income. Other income was $34,203 and $2,405 for the three months ended September 30, 2026 and 2025, respectively, representing an increase of $31,798. The increase was primarily due to larger cash balances held in interest bearing accounts for the three months ended September 30, 2026 compared to the  three months ended September 30, 2025. Other income was $103,240 and $14,056 for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $89,184. The increase was primarily due to larger cash balances held in interest bearing accounts for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Net Loss. We had a net loss of $4,236,725 and $3,799,240 for the three months ended September 30, 2026 and 2025, respectively, representing an increase of $437,485, or 12%. The increase in net loss between these periods was primarily due to the increase in pre-clinical, research, professional services, and payroll expenses in the three months ended September 30, 2026. This increase was partially offset by a decrease in other financing fees, which had no expense and $455,549 of expense for the three months ended September 30, 2026 and 2025, respectively.

We had a net loss of $13,145,839 and $12,438,742 for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $707,097, or 6%. The increase in net loss between the respective periods was due to the increase in pre-clinical, research, professional services, and payroll expenses in the nine months ended September 30, 2026. This increase was partially offset by a decrease in other financing fees, which had no expense and $455,549 of expense for the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

From inception through September 30, 2026, we have never generated revenue from product sales and have incurred net losses in each year. As of September 30, 2026, we had an accumulated deficit of $184,174,235. We have funded our operations primarily through the sale and issuance of capital stock and securities exercisable for capital stock.

During the nine months ended September 30, 2026, we sold 993,436 shares of common stock for aggregate gross proceeds of approximately $19.36 million (resulting in aggregate net proceeds of approximately $18.73 million after offering expenses), pursuant to our 2023 ATM Facility. From October 1, 2026 through the date of filing of this Quarterly Report on Form 10-Q, we sold 110,612 Shares of common stock for aggregate gross proceeds of approximately $0.28 million (resulting in aggregate net proceeds of approximately $0.27 million after offering expenses), pursuant to our 2023 ATM Facility.

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

As of September 30, 2026, we had $15,347,276 in cash and cash equivalents.

We do not expect to generate revenue from product sales unless and until we successfully complete development of, obtain regulatory approval for, and begin to commercialize one or more of our current or future product candidates, which we expect will take a number of years and is subject to significant uncertainty. Accordingly, we anticipate that we will need to raise additional capital to fund our future operations, which include conducting our Acclaim-1 and Acclaim-3 clinical trials (both of which are currently enrolling), completing preclinical work for potential additional oncology candidates, and completing preclinical work and conducting clinical trials for our diabetes program. We expect interim enrollment in the Phase 2 dose expansion portion of the Acclaim-3 trial to be completed by the end of 2026. In addition, our future cash requirements include amounts payable under our existing license agreements and sponsored research agreements, as well as minimum royalty commitments and other contractual obligations. These obligations, together with the costs associated with the development and potential commercialization of our product candidates, may require us to obtain additional financing to support our operations. Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our operating activities through a combination of equity offerings, drawdowns on our 2023 ATM Facility pursuant to our Sales Agreement with the Agent, sales pursuant to our 2025 ELOC Facility, and debt financings and we may seek to raise additional capital through strategic collaborations or transactions. However, we may be unable to raise additional funds or enter into such arrangements when needed on favorable terms, or at all, which would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our research and development programs or commercialization efforts or grant rights to others to develop or market product candidates that we would otherwise prefer to develop and market ourselves. Failure to receive additional funding could cause us to curtail or cease our operations. Furthermore, even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. As a result of our recurring losses from operations and the need for additional financing to fund our operating and capital requirements, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively over the next 12 months, which raises substantial doubt as to our ability to continue as a going concern.

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

The following table sets forth the primary sources and uses of cash during the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(11,212,223)	$(11,212,938)
Net cash used in investing activities	—	—
Net cash provided by financing activities	18,728,644	10,714,593
Net increase (decrease) in cash and cash equivalents	$7,516,421	$(498,345)

Cash used in operating activities

Net cash used in operating activities was relatively stable at $11,212,223 and $11,212,938 for the nine months ended September 30, 2026, and 2025, respectively, reflecting a slight decrease of $715 for the 2026 period as compared to the corresponding 2025 period. Within net cash used in operating activities, other current liabilities resulted in a positive operating cash flow adjustment of $1,586,573 and a negative adjustment of $497,615 for the nine months ended September 30, 2026, and 2025, respectively, an increase of $2,084,188. The slight period-over-period decrease was primarily due to adherence of expense reduction strategies implemented by leadership in the year ended December 31, 2024 and maintained through the nine months ended September 30, 2026.

Cash provided by investing activities

We had no net cash provided by or used in investing activities for the nine months ended September 30, 2026, and 2025.

Cash provided by financing activities

Net cash provided by financing activities was $18,728,644 and $10,714,593 during the nine months ended September 30, 2026, and 2025, respectively. This increase of $8,014,051 was primarily due to differences in amounts raised by sales of our securities in capital raising activities conducted during the nine months ended September 30, 2026, and 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not required to provide the information called for by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting related to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

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

In response to the material weaknesses described above, during the quarter ended September 30, 2026, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with US GAAP. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

During the quarter ended September 30, 2026, we took actions to remediate the material weaknesses relating to our internal controls over financial reporting including: (i) hiring of additional accounting staff with relevant experience in internal controls and segregation of duties, workflows, and processes accordingly, (ii) evaluation, implementation, and documentation of policies, processes, and controls, both manual and automated; (iii) identification and implementation of improvements to information technology and security controls and supporting control documentation; and (iv) evaluation of and updates to software workflows to further segregate duties, enhance accuracy of vendor billing, and ensure transparency and oversight from vendor or project managers, department leaders, legal team members, and finance team members.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business is subject to substantial risks and uncertainties. An investment in our securities involves a high degree of risk. In addition to the other information set forth in this report and in our other SEC filings from time to time, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026, as supplemented by the information set forth in “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 14, 2026, as may be further supplemented by our other filings with the SEC from time to time, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the risks described in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as may be further supplemented by our other filings with the SEC from time to time, may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as required by the federal securities laws, we undertake no obligation to update or revise any risk factor, whether as a result of new information, future events or otherwise.

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026, as supplemented by the risk factors previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as filed with the SEC on August 14, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2026, we issued and sold the following unregistered securities:

On July 1, 2026, we issued 228 shares of our common stock to the Chairman of our Scientific Advisory Board in consideration for services during the three months ended September 30, 2026.

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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended  September 30, 2026, none of our officers or directors, as those terms are defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

GENPREX, INC.
(Registrant)

Date: November 13, 2026	By:	/s/ Ryan M. Confer
Ryan M. Confer
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)